Form 10-Q
period 2017-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2017-11-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 333-216037

FS Credit Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-4446064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

(215) 495-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding as of November 10, 2017 were 571,410 shares of Class S common stock and 190,384 shares of Class Y common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$245	$200
Restricted cash	2,000
Loans receivable	38,771	—
Reimbursement due from sponsor	164	—
Interest receivable	101	—

Total assets	$41,281	200

Liabilities
Repurchase agreements payable (net of deferred financing costs of $396 and $0, respectively)	22,854	—
Due to related party	100	—
Interest payable	39	—
Other liabilities	178	—

Total liabilities	23,171	—

Commitments and contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 568,000 and 8,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6	—
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 154,720 and 0 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	—
Class T common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class T-C common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class I common stock, $0.01 par value, 300,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	18,060	200
Retained earnings	42	—

Total stockholders’ equity	$18,110	$200

Total liabilities and equity	$41,281	$200

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net interest income
Interest income	$116	$116
Less: Interest expense	61	61

Net interest income	55	55

Other expenses
General and administrative expenses	177	177
Less: Expense limitation	(164)	(164)

Net other expenses	13	13

Net income	$42	$42

Per share information—basic and diluted
Net income (loss) per share of common stock (earnings per share)	$0.25	$0.67

Weighted average common stock outstanding	171,417	63,071

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except share and per share amounts)

	Common Stock
	Class S		Class Y
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance as of December 7, 2016 (Date of Initial Capitalization)	—	$—	—	$—	—	$—	$—
Common stock issued	8,000	0	—	—	200	—	200

Balance as of December 31, 2016	8,000	$0	—	$—	200	$—	$200
Common stock issued	560,000	6	154,720	2	17,860	—	17,868
Net income (loss)	—	—	—	—	—	42	42

Balance as of September 30, 2017 (unaudited)	568,000	$6	154,720	$2	18,060	$42	$18,110

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended September 30, 2017
Cash flows from operating activities
Net income	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred fees on loans	(14)
Amortization of deferred financing costs	21
Changes in assets and liabilities
Interest receivable	(101)
Reimbursement due from sponsor	(164)
Due to related party	100
Interest payable	39
Other liabilities	178

Net cash provided by (used in) operating activities	101

Cash flows used in investing activities:
Origination and fundings of loans receivable	(38,757)

Net cash used in investing activities	(38,757)

Cash flows from financing activities
Issuance of common stock	17,868
Borrowings under repurchase agreement	23,250
Payment of deferred financing costs	(417)

Net cash provided by (used in) financing activities	40,701

Total increase in cash, cash equivalents and restricted cash	2,045
Cash, cash equivalents and restricted cash at beginning of period	200

Cash, cash equivalents and restricted cash at end of period	$2,245

Supplemental disclosure of cash flows information
Payments of interest	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc. (formerly FS Real Estate Credit Income Trust, Inc.), or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

The Company intends to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its first taxable year of operations. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

The Company’s primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield; preserve and protect invested capital; realize appreciation in net asset value, or NAV, from proactive investment management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt with lower volatility than public real estate companies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

Use of Estimates: The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to the Company’s repurchase facility.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheet to the total amount shown in the Company’s consolidated statement of cash flows:

September 30, 2017
Cash and cash equivalents	$245
Restricted cash	2,000

Total cash, cash equivalents and restricted cash shown in the Company’s consolidated statement of cash flows	$2,245

Loans Receivable and Provision for Loan Losses: The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. The Company is required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company writes down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor. Actual losses, if any, could ultimately differ from these estimates. FS Real Estate Advisor will perform a quarterly review of the Company’s portfolio of loans.

Deferred Financing Costs: The deferred financing costs that are included as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets include issuance and other costs related to the Company’s debt obligations. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.

Fair Value of Financial Instruments: FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

ASC Topic 820 also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

Level 1:	Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

Level 2:	Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

Level 3:	Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

The estimated value of each asset reported at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of FS Real Estate Advisor.

Certain of the Company’s other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally value its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor.

The Company is also required by GAAP to disclose fair value information about financial instruments, that are not otherwise reported at fair value in the Company’s consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•	Loans receivable, net: The fair values for these loans were estimated by FS Real Estate Advisor based on discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently priced.

Revenue Recognition: Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled will be recorded as fee income. Any upfront structuring fees will be recorded as income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred (see Note 5). During the period from November 7, 2016 (Inception) to September 30, 2017, the Company incurred organization costs of $243, which will be paid on its behalf by FS Investments (see Note 5).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of their respective affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the balance sheet as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to September 30, 2017, the Company incurred offering costs of $2,369, which will be paid on its behalf by FS Investments (see Note 5).

Income Taxes: The Company intends to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986 as amended, or the Code, and intends to operate as such beginning with its first taxable year of operations. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the statement of operations. During the period from November 7, 2016 (Inception) to September 30, 2017, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class T-C, Class D and Class M common stock as described in Note 5. The Company will record stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class T-C, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio:

September 30, 2017
Number of loans	2
Principal balance	$38,750
Net book value	$38,771
Unfunded loan commitments(1)	$5,060
Weighted-average yield(2)	6.00%
Weighted-average maximum maturity (years)(3)	3.3

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)	As of September 30, 2017, the Company’s floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the nine months ended September 30, 2017, the activity in the Company’s loan portfolio was as follows:

Loans Receivable
Balance at beginning of period	$—
Loan fundings	38,757
Sales and repayments	—
Realized gain (loss) on sale of loans receivable	—
Accretion/amortization of discount, premium and other fees	14

Balance at end of period	$38,771

The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of September 30, 2017 or December 31, 2016.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of September 30, 2017:

Arrangement	Type of Arrangement	Weighted Average Rate(1)	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(1)	Repurchase	3.53%	$23,250	$51,750	3.3

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers. Each transaction under the facility has its own specific terms.

The Company’s average borrowings for the nine months ended September 30, 2017 was $1,469.

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, entered into a Master Repurchase and Securities Contract, or the Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition or origination of commercial real estate whole loans or senior controlling participation interests in such loans. The initial maximum amount of financing available under the WF-1 Facility is $75,000. If the Company meets a certain equity capital threshold, this amount, with the consent of Wells Fargo, may be increased to $150,000 or, either directly or after an initial increase to a maximum amount of $150,000, to $200,000. Each transaction under the WF-1 Facility will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The funding period and term of the WF-1 Facility is one year with an automatic extension of each for a second year if the Company meets the equity capital threshold. In addition, at the request of the Company’s subsidiary, Wells Fargo may grant extensions of the facility termination date (without extensions of the funding period) for three one-year periods.

The Company incurred costs of $417 in connection with obtaining the WF-1 Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $396 had yet to be amortized to interest expense.

In connection with the Repurchase Agreement, the Company also entered into a guarantee agreement, or the Guarantee, pursuant to which the Company will guarantee its subsidiary’s obligations under the Repurchase Agreement with Wells Fargo, subject to limitations specified therein.

The Repurchase Agreement and Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company’s subsidiary is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than (x) before it has achieved the equity capital threshold, the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (y) after it has achieved the equity capital threshold, the greater of (A) the

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain (x) the sum of its liquidity plus (y) an amount equal to all cash and cash equivalents then held in certain cash collateral accounts at not less than 10% of the then-current maximum facility size. As of September 30, 2017, the Company was in compliance with these covenants.

Note 5. Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the amended and restated advisory agreement dated as of August 30, 2017, or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee that accrues daily equal to 1/365th of 1.25% of the NAV for the Company’s Class T, Class T-C, Class D, Class M and Class I shares for such day, payable quarterly and in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee will be paid on the Company’s Class S or Class Y shares.

The performance fee will be calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company’s Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company’s Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company’s Core Earnings.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class Y, Class T, Class T-C, Class D, Class M and Class I shares, computed in accordance with GAAP (provided that net income (loss) attributable to Class Y stockholders shall be reduced by an amount equal to the base management fee that would have been paid if Class Y shares were subject to such fee), including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

(v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and the Company’s independent directors and approved by a majority of our independent directors. The performance fee is a class-specific expense. No performance fee will be paid on the Company’s Class S shares

Pursuant to the amended and restated sub-advisory agreement dated as of August 30, 2017, or the sub-advisory agreement, Rialto will receive 50% of all base management fees and performance fees payable to FS Real Estate Advisor.

The Company will reimburse FS Real Estate Advisor and Rialto for their actual costs incurred in providing administrative services. FS Real Estate Advisor and Rialto will be required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of the administrative services expenses reimbursable to FS Real Estate Advisor and Rialto to determine whether such amounts are reasonable in relation to the services provided. The Company will not reimburse FS Real Estate Advisor or Rialto for any services for which it receives a separate fee or for any administrative expenses allocated to employees to the extent they serve as executive officers of the Company.

FS Investments funded the Company’s organization and offering costs in the amount of $243 and $2,369, respectively for the period from November 7, 2016 (Inception) to September 30, 2017. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000.

During the nine months ended September 30, 2017, the Company incurred costs of $100 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheet and amortizes to interest expense over the life of the facility.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is one of the Company’s affiliates. Under the dealer manager agreement, dated as of September 7, 2017, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 1.25% of the purchase price of each Class T share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0% of the purchase price per Class T-C share sold in the primary offering (subject to reductions for certain categories of purchasers). The

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

dealer manager anticipates that all of the selling commissions and all or a portion of the dealer manager fees will be re-allowed to participating broker-dealers. Pursuant to the dealer manager agreement the Company will also reimburse FS Investments or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in our public offering.

No selling commissions or dealer manager fees will be payable on the sale of Class D, Class M, Class I, Class S or Class Y shares or on shares of any class sold pursuant to the Company’s distribution reinvestment plan.

Subject to the limitations described below, the Company will pay the dealer manager stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•	with respect to the Company’s outstanding Class T shares equal to 1.0% per annum of the aggregate NAV of its outstanding Class T shares;

•	with respect to the Company’s outstanding Class T-C shares equal to 0.85% per annum of the aggregate NAV its outstanding T-C shares, consisting of an advisor stockholder servicing fee of 0.60% per annum and a dealer stockholder servicing fee of 0.25% per annum; however, with respect to Class T-C shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;

•	with respect to the Company’s outstanding Class D shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class D shares; and

•	with respect to the Company’s outstanding Class M shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class M shares.

The Company will not pay a stockholder servicing fee with respect to its Class I, Class S or Class Y shares. The dealer manager will re-allow stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.

The Company will cease paying stockholder servicing fees with respect to any Class T, Class T-C and Class M shares held in a stockholder’s account at the end of the month in which the total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would exceed 7.25% (or a lower limit for shares sold by certain participating broker-dealers) of the gross proceeds from the sale of shares in such account. Similarly, the Company will cease paying stockholder servicing fees with respect to any Class D shares held in a stockholder’s account at the end of the month when the total underwriting compensation from the stockholder serving fee paid with respect to such account equals 1.25% (or a lower limit for shares sold by certain participating broker-dealers) of gross proceeds from the sale of shares in such account. These amounts are referred to as the sales charge cap. At the end of such month that the sales charge cap is reached, each Class T share, Class T-C share, Class D share or Class M share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

Expense Limitation Agreement

The Company has entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average daily net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

Investment Activity

During the nine months ended September 30, 2017, the Company purchased a $9,500 floating-rate whole mortgage loan from an affiliate of Rialto at cost. The purchase was approved by the Company’s board of directors, including all of the independent directors, in accordance with the Company’s charter.

Capital Contribution by FS Real Estate Advisor and Rialto

In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of FS Investments, contributed an aggregate of $200 to purchase 8,000 common shares at the price of $25.00 per share. These individuals will not tender these common shares for repurchase as long as FS Real Estate Advisor remains the Company’s adviser. FS Investments is controlled by Mr. Forman, the Company’s president and chief executive officer and Mr. Adelman.

In addition, the Company is conducting a private placement to certain individuals and entities affiliated with FS Real Estate Advisor and Rialto concurrent with the public offering, in which these parties collectively intend to purchase $50,000 of the Company’s Class S shares at a price of $25.00 per share. FS Investments and Rialto have agreed that, after the initial $50,000 is purchased, for so long as it or its affiliate is serving as the Company’s adviser or the Company’s sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets. As of September 30, 2017, $14,000 of the total commitment of $50,000 in Class S shares has been purchased by FS Investments and Rialto.

Note 6. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock for the nine months ended September 30, 2017:

	Class S Common Stock		Class Y Common Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	8,000	$200	—	$—	8,000	$200
Issuance of common stock	560,000	14,000	154,720	3,868	714,720	17,868

Balance at end of period	568,000	$14,200	154,720	$3,868	722,720	$18,068

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholders’ Equity (continued)

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a daily basis, stockholders may request that the Company repurchase all or any portion of their shares. Class Y shares and Class S shares are not eligible to participate in the Company’s share repurchase plan until the second anniversary of the commencement of the Company’s public offering. The repurchase of shares is limited during any calendar quarter to shares whose aggregate value (based on the repurchase price per share on the day the repurchase is effected) is 5% of the combined NAV of all classes of shares then participating in the Company’s share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.

Distribution Reinvestment Plan

Pursuant to the Company’s distribution reinvestment plan, holders of shares of any class of the Company’s common stock may elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares pursuant to the distribution reinvestment plan will be equal to the Company’s NAV per share applicable to the class of shares purchased, calculated as of the distribution date.

Note 7. Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2017			December 31, 2016
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial Assets
Cash	$2,245	$2,245	$2,245	$200	$200	$200
Loans receivable	$38,771	$38,750	$38,871	—	—	—

Financial Liabilities
Repurchase obligations	$22,854	$23,250	$23,250	—	—	—

Estimates of fair value for cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable and repurchase obligations are measured using unobservable inputs, or Level 3 inputs.

Note 8. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS Real Estate Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies (continued)

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 2 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments once gross proceeds from the Company’s public offering exceed $250,000.

Note 9. Subsequent Events

Distributions

On October 25, 2017 and November 6, 2017, the board of directors of the Company declared distributions for October 2017 through March 2018 for each class of its outstanding common stock in the gross amount of $0.1510 per share. The net distributions for each class of outstanding common stock (which represents the gross distributions less any applicable class-specific expenses including stockholder servicing fees) have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company’s board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Credit Real Estate Income Trust, Inc.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), regarding, among other things, our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We undertake no duty to update or revise forward-looking statements, except as required by law.

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of its Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

We intend to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our first taxable year of operations. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

Our primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield; preserve and protect invested capital; realize appreciation in net asset value, or NAV, from proactive management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt with lower volatility than publicly traded real estate companies.

Portfolio Overview

During the nine months ended September 30, 2017, we purchased a $9,500 floating-rate whole mortgage loan from an affiliate of Rialto. The loan bears interest at a floating rate of 4.50% over the one-month LIBOR with an interest rate floor of 4.95% per annum. The loan matures in March 2018 with a twelve month extension option subject to satisfaction of certain performance tests and the payment of an extension fee. During the same period, we closed a $34,310 senior floating-rate mortgage loan of which $29,250 was funded at closing. The loan bears interest at a floating rate of 4.25% over the one-month LIBOR with an interest rate floor of 5.30% per annum. The loan matures in September 2019 with three twelve month extensions for the borrower subject to satisfaction of certain performance tests and the payment of an extension fee.

Results of Operations for the Period from September 13, 2017 (Commencement of Operations) through September 30, 2017:

Period from September 13, 2017 (Commencement of Operations) through September 30, 2017
Net interest income
Interest income	$116
Less: Interest expense	61

Net interest income	55

Other expenses
General and administrative expenses	177
Less: Expense limitation	(164)

Net other expenses	13

Net income	$42

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was attributable to debt investments acquired or originated during the period from September 13, 2017 (Commencement of Operations) through September 30, 2017. Interest expense was attributable to interest on borrowings and amortization of deferred financing costs related to our repurchase facility.

Expenses

General and administrative expenses include auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business.

Expense Limitation

We have entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of our average daily net assets attributable to each of our classes of common stock. We will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

Liquidity and Capital Resources

As of September 30, 2017, we had $245 in cash, which we and our wholly-owned subsidiaries held in custodial accounts. In addition, as of September 30, 2017, we had $51,750 in borrowings available under the WF-1 Facility, subject to certain limitations. As of September 30, 2017, we also had $36,000 in undrawn capital commitments from FS Investments and Rialto. As of September 30, 2017, we had an unfunded loan commitment of $5,060. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitment should the need arise.

We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our public offering, the private placements of our Class S and Class Y Shares, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, including the WF-1 Facility, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions will be met from operations, and cash needs for asset acquisitions will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair market value of our investments, although it may exceed this level during our offering stage. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

If we are unable to raise substantial funds in our initial public offering we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets. We have not yet identified any sources of such financing.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager. During the offering stage of our public offering, these payments will include payments to the dealer manager for selling commissions and payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we have raised $250,000 of gross proceeds in our public offering. From and after the date we have raised $250,000 in gross proceeds in our public offering, we will reimburse FS Real Estate Advisor and Rialto for any organization and offering expenses that FS Real Estate Advisor or Rialto has incurred and advanced, on our behalf, up to a cap of 0.75% of the gross offering proceeds of our public offering in excess of $250,000.

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us.

For a discussion of the compensation to be paid to FS Real Estate Advisor and the dealer manager, see Note 5 to our unaudited consolidated financial statements included herein. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an advisory agreement with FS Real Estate Advisor to provide us with advisory and administrative services. Pursuant to the advisory agreement, FS Real Estate Advisor receives payments for performing advisory services for us consisting of (a) a base management fee of 1.25% of our NAV for our Class T, Class T-C, Class D, Class M and Class I shares and (b) a performance fee based on the excess of our Core Earnings over a hurdle rate. For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class T-C, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and our independent directors and approved by a majority of our independent directors. No performance fee will be paid on our Class S shares.

Pursuant to the advisory agreement, FS Real Estate Advisor oversees our day-to-day operations, including providing us with general ledger accounting, fund accounting, legal services, investor relations and other administrative services. We have agreed to reimburse FS Real Estate Advisor and Rialto for administrative expenses incurred on our behalf, subject to limitations set forth in our charter and the advisory agreement. See Note 5 to our unaudited consolidated financial statements included herein for additional information.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$38,750	$38,750	—	—	—

(1)	At September 30, 2017, $51,750 remained unused under the WF-1 Facility. As more fully disclosed in Note 4, these obligations are subject to existing extension options for one or more additional one-year periods.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1/365th of 1.25% of the NAV for our Class T, Class T-C, Class F, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for expenses necessary to perform services related to our administration and operations, including FS Real Estate Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Real Estate Advisor. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering; however FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering.

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering. The dealer manager anticipates that all of the selling commissions and all or a portion of the dealer manager fees will be re-allowed to participating broker-dealers. The dealer manager is also entitled to receive stockholder servicing fees, which accrue daily and are paid on a monthly basis. The dealer manager will re-allow such stockholder servicing fees to participating broker-dealers and servicing broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of the dealer manager, capital contributions by FS Real Estate Advisor and Rialto, potential conflicts of interest, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 100.0% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the WF-1 Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2017:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(101)	$(116)	$15	1.1%
Down 25 basis points	(78)	(58)	(20)	(1.5)%
No change	—	—	—	—
Up 25 basis points	97	58	39	2.9%
Up 50 basis points	194	116	78	5.8%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our prospectus, dated September 11, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2.75 billion in shares of common stock, was declared effective under the Securities Act. As of September 30, 2017, we have not yet received subscriptions for shares of our common stock pursuant to our initial public offering.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.2	Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.3	Form of Selected Dealer Agreement (included as Exhibit A to the Dealer Manager Agreement) (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.5	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.6	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.7	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.8	Expense Limitation Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.9	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

10.10	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2017 (file number 333-216037))

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2017.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)