Form 10-K
period 2017-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2018-03-22
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-216037

FS Credit Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-4446064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive offices)	19112 (Zip Code)

(215) 495-1150

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock. There were no shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 12, 2018 were 1,152,036 shares of Class S common stock, 191,862 shares of Class Y common stock and 783 shares of Class I common stock and no shares of Class T common stock, Class T-C common stock, Class D common stock and Class M common stock.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2017

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Credit Real Estate Income Trust, Inc. (formerly FS Real Estate Credit Income Trust, Inc.), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor or adviser, and our sponsor is Franklin Square Holdings, L.P., or FS Investments. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

We intend to elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

About FS Real Estate Advisor

FS Real Estate Advisor is a subsidiary of FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor is led by substantially the same personnel as the senior management teams of the investment advisers to business development companies and open and closed-end management investment companies sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.

In addition to managing our investments, the managers, officers and other personnel of FS Real Estate Advisor also currently manage the following entities, or together with us, the Fund Complex, through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,104,275
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,316,431
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,110,081
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,847,280
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$376,306
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,328,169
FS Energy Total Return Fund(2)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	$32,312
FS Multi-Strategy Alternatives Fund	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Income Fund(2)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent equity observations.	$20,000

(1)	As of December 31, 2017, except as otherwise noted below.

(2)	As of October 31, 2017.

(3)	Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV, and FS Global Credit Opportunities Fund—T2 or together, the FSGCOF Feeder Funds, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors.

Our chairman, president and chief executive officer, Michael C. Forman, has led FS Real Estate Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Real Estate Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.

FS Real Estate Advisor’s senior management team has significant experience in private debt, private equity and real estate investing, and has developed an expertise in using all levels of the corporate capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Real Estate Advisor’s management team, will allow FS Real Estate Advisor to successfully execute our investment strategy.

Subject to our board of directors’ oversight, we rely on our adviser to manage our day-to-day activities and to implement our investment strategy. Our adviser performs its duties and responsibilities under an advisory agreement with us as a fiduciary of ours and our stockholders. The term of the advisory agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one year periods.

Our board of directors has approved very broad investment guidelines that delegate to FS Real Estate Advisor the authority to execute originations, acquisitions and dispositions of assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. These investment decisions will be made by FS Real Estate Advisor and will require the unanimous approval of its investment committee. The members of FS Real Estate Advisor’s investment committee are Michael Kelly, Robert Haas, Steve Landau and David Weiser. Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, Rialto acts as the sub-adviser, and will make investment recommendations for our benefit to FS Real Estate Advisor. Our board of directors, including a majority of our independent directors, oversee and monitor the performance of FS Real Estate Advisor.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.

FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of December 31, 2017.

About Rialto

FS Real Estate Advisor has engaged Rialto to act as the sub-adviser. Rialto will assist FS Real Estate Advisor in identifying investment opportunities and will make investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto will also oversee the management of our investment portfolio.

Founded in 2007, Rialto, together with its affiliates, is an integrated investment and asset management and operating business with approximately 309 professionals operating from 18 offices across the United States and Europe as of December 31, 2017. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. Rialto is an indirect wholly owned subsidiary of Lennar Corporation (NYSE: LEN and LEN.B). Lennar is one of the nation’s largest homebuilders, a provider of real estate related financial services, a commercial real estate, investment management and finance company through its Rialto segment and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.

From 2009 through December 31, 2017, Rialto has participated in approximately $9.5 billion of equity investments. Out of this total amount of investments, approximately $8.3 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $7 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $13.5 billion.

Investment Strategy and Portfolio

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, including those that are secured by a first priority mortgage on transitional commercial real estate properties. Transitional mortgage loans typically finance the acquisition of commercial properties involving renovation or reposition before more permanent financing is obtained. These loans typically have terms of three years or less, with extension options of one to two years tied to achievement of certain milestones by the borrower, and bear interest at floating rates. Transitional mortgage loans often yield more than comparable loan-to-value loans secured by more stabilized real estate properties or commercial real estate assets traded in the securitized markets.

In addition to senior, floating-rate mortgage loans, we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBS, RMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single family home mortgages.

Our focus on debt investments will emphasize the payment of current returns to investors and the preservation of invested capital, as well as capital appreciation. We intend to directly structure, underwrite and originate certain of our debt investments in connection with acquisitions, refinancings, and recapitalizations, as this will provide us with the best opportunity to control our borrower and partner relationships and optimize the terms of our investments.

Because most real estate markets are cyclical in nature, we believe that a broadly diversified investment strategy will allow us to more effectively deploy capital into assets where the underlying investment fundamentals are relatively strong and away from those sectors where such fundamentals are relatively weak. We will seek to create and maintain a portfolio of investments that generates a low volatility income stream of attractive and consistent cash distributions by investing across geographic regions in the United States and across property types, including office, lodging, residential, retail, industrial, and health care sectors.

We expect to capitalize on Rialto’s experience, national footprint and origination platform to deploy significant amounts of capital in investments with attractive risk-return profiles. Rialto is able to use its integrated platform and deep underwriting team to provide in-house evaluations of a wide variety of loans and markets. We believe Rialto’s ability to pivot throughout real estate cycles, taking advantage of opportunities with the potential to generate attractive risk-adjusted returns across the capital structure, will be a competitive advantage for us in executing upon our investment objectives.

We will target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We will focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. All investment decisions will be made with a view to maintaining our qualification as a REIT, our exemption from registration under the 1940 Act and not subjecting our adviser to registration under the Advisers Act.

As market conditions evolve over time, we expect to adjust our investment strategy to adapt to such changes as appropriate. We believe there are significant opportunities among our target assets that currently present attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to aggressively manage our target assets and the flexibility of our strategy will position us to generate attractive long-term returns for our stockholders in a variety of market conditions. Our ability to execute our investment strategy is enhanced through our access to our sponsor’s and our adviser’s direct origination capabilities, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators.

During the year ended December 31, 2017, we originated and acquired $62,470 of loans. Loan fundings during the year totaled $49,848. The following table details overall statistics for our loans receivable portfolio as of December 31, 2017:

December 31, 2017
Number of loans	3
Principal balance	$49,850
Net book value	$49,929
Unfunded loan commitments(1)	$12,620
Weighted-average cash coupon(2)	5.63%
Weighted-average all-in yield(2)	6.28%
Weighted-average maximum maturity (years)(3)	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)	As of December 31, 2017, our floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of December 31, 2017:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior loan	9/13/2017	$9,500	$9,500	$9,562	L+4.50%	L+6.36%	3/9/2019	Gulfport, MS	Multifamily	72%
2 Senior loan	9/14/2017	34,310	29,250	29,275	L+4.25%	L+4.53%	9/9/2021	Memphis, TN	Office	73%
3 Senior loan	12/6/2017	18,660	11,100	11,092	L+4.85%	L+5.13%	12/9/2022	Landover, MD	Office	67%

		$62,470	$49,850	$49,929

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.

(2)	As of December 31, 2017, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Status of Our Offerings

We have registered with the SEC an offering of up to $2,750,000 in shares of common stock consisting of up to $2,500,000 in shares of common stock in our primary offering and up to $250,000 in shares of common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of five classes of our common stock, Class T, Class T-C, Class D, Class M or Class I common stock, with a dollar value up to the maximum offering amount.

As of December 31, 2017, we have not sold any shares of our Class T, Class T-C, Class D, Class M or Class I common stock. As of February 8, 2018, we have granted restricted shares of our Class I common stock as independent director compensation pursuant to our independent director restricted share plan. As a result and going forward, the per share purchase price for Class I common stock will vary from day-to-day and, on each day, will equal the NAV per share for Class I common stock. The initial purchase price for shares of our Class T, Class T-C, Class D and Class M common stock will continue to be $25.00 per share, plus, for Class T and Class T-C shares, applicable selling commissions and for Class T shares, applicable dealer manager fees. The business day following the date we receive our first subscription for shares of our Class T, Class T-C, Class D and Class M common stock (the “Initial Subscription Date”), the per share purchase price for such class will vary from day-to-day and, on each day, will equal our NAV per share for such class of shares plus, for Class T and Class T-C shares, applicable selling commissions and for Class T shares, applicable dealer manager fees.

The termination date of our public offering will be September 11, 2019, unless extended by our board of directors by one year to September 11, 2020. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.

We are also conducting private offerings of shares of our Class S and Class Y common stock to certain accredited investors. As of December 31, 2017, we have sold and issued 988,801 Class S shares and 191,114 Class Y shares pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $29,526.

Financing Strategy

In addition to raising capital through our offerings, we intend to use prudent levels of leverage to provide additional funds to support our investment activities. We may in the future incur debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

Our leverage may not exceed 300% of our total net assets (as defined in our charter in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines) as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount. Subject to this limitation, the amount of leverage we may employ for particular assets will depend upon our adviser’s assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties, and availability of particular types of financing at that time. Our decision to use leverage to finance our assets will be at the discretion of our adviser and will not be subject to the approval of our stockholders. Once we have fully invested the proceeds of our offerings, our target leverage ratio will be approximately 60% of the greater of cost or fair market value of our investments, although it may exceed this level. We will endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to minimize the risks associated with recourse borrowing. In addition, we may rely on short-term financing such as repurchase transactions under master repurchase agreements.

Below is a summary of our outstanding financing arrangements as of December 31, 2017:

Arrangement	Type of Arrangement	Weighted Average Rate(1)	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(1)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facility. Each transaction under the facility has its own specific terms.

See Note 4 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information regarding our financing arrangements.

Taxation of the Company

We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have one or more taxable REIT subsidiaries, or TRS, which pay federal, state, and local income tax on their net taxable income. See “Item 1A. Risk Factors—Risks Related to Taxation” for additional tax status information.

Taxation of REIT Dividends

Under recent legislation commonly referred to as the Tax Cuts and Jobs Act, REIT dividends (other than dividends designated as qualified dividends or capital gain dividends) received by non-corporate taxpayers are eligible for a 20% deduction in taxable years beginning after December 31, 2017 and before January 1, 2026. This deduction is only applicable to investors that receive dividends from us and does not have any impact on us. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Competition

We are engaged in a competitive business. In our lending and investment activities, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FS Real Estate Advisor, which manages and oversees our investment operations. In the future, FS Real Estate Advisor may retain additional investment personnel based upon its needs.

Financial Information About Industry Segments

We internally evaluate all of our assets as one industry segment, and, accordingly, we do not report segment information.

Website

We maintain a website at www.fsinvestments.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, the following information should be carefully considered. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock could decline.

Risks Related to an Investment in Us

We are a relatively new company and have a limited operating history.

We were formed on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess our future investments prior to purchasing our shares.

We have not yet acquired or identified a significant portion of the investments that we may make with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FS Real Estate Advisor and Rialto to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Additionally, we will not provide investors with information to evaluate our proposed investments prior to our acquisition of those investments. Because investors are not able to evaluate our investments in advance of purchasing our shares, an investor must rely on FS Real Estate Advisor and Rialto to implement our investment strategy, and as a result our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

There is no public trading market for shares of our common stock; therefore, an investor’s ability to dispose of their shares will likely be limited to repurchase by us. If an investor does sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for investors to dispose of their shares. We intend to repurchase shares on a daily basis, at a price equal to our NAV per share of the class of shares being repurchased on the date the repurchase request is processed and not based on the price at which investors initially purchased their shares. As a result, investors may receive less than the price they paid for their shares when they sell them to us pursuant to their share repurchase plan.

An investor’s ability to have their shares repurchased through our share repurchase plan is limited and our board of directors may modify, suspend or terminate our share repurchase plan at any time.

Our share repurchase plan limits the funds we may use to purchase shares each calendar quarter to 5% of the combined NAV of all classes of shares then participating in the share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of our total NAV for participating classes. Additionally, the vast majority of our assets will consist of assets that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Our board of directors may modify or suspend our share repurchase plan should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or our status as a REIT, or pose a risk of having a material adverse impact on stockholders whose shares are not repurchased. Because our board of directors is not required to authorize the recommencement of the share repurchase plan within any specified period of time, our board or directors may effectively terminate the plan by suspending it indefinitely. As a result, an investor’s ability to have their shares repurchased by us may be limited and at times no liquidity may be available for their investment.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to acquire or originate commercial real estate debt and other targeted investments as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot assure an investor that we will be able to pay distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real estate debt, mortgage, transitional or subordinated loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify or maintain our qualification as a REIT, which may materially adversely affect an investor’s investment.

Until the proceeds from our offerings are fully invested, we may pay distributions from sources other than our cash flow from operations, which may cause us to have less funds available for investment in assets and an investor’s overall return may be reduced.

Our organizational documents permit us to pay distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends and other distributions from our investments. We have not established limits on the amount of funds we may use from available sources to make distributions. If we fund distributions from borrowings, the net proceeds from our offerings or other sources, we will have fewer funds available for investment in assets and an investor’s overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make significant investments.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

We will be competing to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser will be successful in obtaining suitable investments on financially attractive terms or that, if our adviser makes investments on our behalf, our objectives will be achieved. The more money we raise in our offerings, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser, are unable to find suitable investments promptly, we will hold the proceeds from our offerings in short-term, low risk, highly-liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.

The lack of experience of our adviser in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles managed by FS Investments and its affiliates. Our initial and continuing qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to do so could cause us to fail to satisfy the requirements associated with REIT status. None of us, our adviser or the sub-adviser has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure investors that our adviser will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, there will be significant adverse consequences.

We depend upon key personnel of our adviser, the sub-adviser and their respective affiliates.

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. Our officers are also employees of our adviser. We will depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our adviser and the sub-adviser to achieve our investment objectives, all of whom would be difficult to replace. We expect that our adviser, with the assistance of the sub-adviser, will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the advisory agreement.

We will depend upon the senior professionals of our adviser and the sub-adviser to maintain relationships with potential sources of investments, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure investors that these individuals will continue to be employed by our adviser or the sub-adviser or that they will continue to be available to us to provide investment advice. If these individuals, including the members of our adviser’s investment committee, do not maintain their existing relationships with our adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or manage our investment portfolio. We believe that our future success depends, in large part, on FS Real Estate Advisor’s and Rialto’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to employ and retain such personnel is intense, and we cannot assure investors that FS Real Estate Advisor or Rialto will be successful in doing so. In addition, individuals with whom the senior professionals of our adviser or the sub-adviser have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

If our adviser or the sub-adviser is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our business. This will depend, in turn, on our adviser’s and the sub-adviser’s ability to identify, invest in and monitor assets that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our adviser will have substantial responsibilities under the advisory agreement, certain, of which it has engaged the sub-adviser to perform. The personnel of our adviser and the sub-adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will incur significant costs as a result of being a public company.

As a public company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, or the Exchange Act, and additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

Failure by us, our adviser, sub-adviser, joint venture partners, consultants and other service providers to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.

We and our adviser, sub-adviser, joint venture partners, consultants, and other service providers are dependent on the effectiveness of our respective information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that, to the extent permitted by Maryland law, no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct or, in the case of our directors who are also our executive officers or affiliates of our adviser, for simple negligence or misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, executive officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to stockholders.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.

Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

Risks Related to Our Corporate Structure

No investor may own more than 9.8% of our stock unless exempted by our board of directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, prospectively or retroactively, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of shares of our common stock, after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the risks and uncertainty stockholders face.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide our adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

Our ability to conduct our continuous offering successfully depends, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Stockholders in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 700,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

If we are unable to raise substantial funds in our continuous best efforts public offering, we will be limited in the number and type of investments we may make, and the value of stockholders’ investment in us may be reduced in the event our assets under-perform.

Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to sell any of the shares. Even though FS Investments and Rialto, either directly or through their affiliates, will each purchase $25,000 of our Class S shares and not less than $5,000 each prior to the date we begin accepting subscriptions in our public offering, such amounts will not, by themselves be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for in our public offering, the opportunity for diversification of our investments may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

There is a risk that stockholders may not receive distributions or that our distributions may not grow over time.

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and to pay such ordinary cash distributions on a monthly basis. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-over-year increases in cash distributions. Moreover, if fewer stockholders opt to participate in our distribution reinvestment plan and instead choose to receive cash distributions, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions in the future. Distributions on the classes of our common stock may vary based upon on the expenses allocated to each class.

Payment of fees to our adviser will reduce the cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

Our adviser and sub-adviser will perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We will pay our adviser substantial fees for these services, a portion of which our adviser will pay to the sub-adviser, which will reduce the amount of cash available for investment or distribution to stockholders. These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our public offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the 1940 Act.

We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the 1940 Act. If we become obligated to register ourself or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the 1940 Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were to become obligated to register ourself or any of our subsidiaries as an investment company, the requirements imposed on registered investment companies would make it unlikely that we would be able to operate our business as currently contemplated and as described herein.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries is not required, as such requirements have been interpreted by the SEC staff, to be registered as an investment company under the 1940 Act. Under Section 3(a)(1)(A) of the 1940 Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the 1940 Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” exclude (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the 1940 Act.

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of these subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect to own a significant amount of “investment securities”.

If, however, the value of the assets of our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of our total assets, then we will seek to rely on Section 3(c)(6) of the 1940 Act, which excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. We will be “primarily engaged,” through wholly owned and majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate, as described in Section 3(c)(5)(C).

Through our subsidiaries, we plan to originate, acquire, invest in and manage instruments that could be deemed to be securities for purposes of the 1940 Act, including, but not limited to, participations in mortgage, subordinated, mezzanine, transitional and other loans, CMBS and agency and non-agency RMBS. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for 1940 Act purposes. However, as noted above, in reliance on Section 3(c)(5)(C) of the 1940 Act, we do not intend to register any of our subsidiaries as an investment company under the 1940 Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole-pool agency RMBS, certain mezzanine loans and B Notes and other interests in real estate as interpreted by the SEC staff in various no-action letters. As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. We intend to invest in transitional loans, construction loans, and mortgage loan participations that meet the parameters of Section 3(c)(5)(C) based on no-action letters issued by the SEC staff and other SEC interpretive guidance. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exemption from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 10 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the 1940 Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

To ensure that we are not required, as such requirements have been interpreted by the SEC staff, to register as an investment company, we may be unable to dispose of assets that we would otherwise want to sell and may need to sell assets that we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests that we would otherwise want to acquire. Although we intend to monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exemption from registration as an investment company. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of and liquidate us. Moreover, if we are required to register as an investment company, the requirements imposed on registered investment companies under the 1940 Act would make it unlikely that we would be able to operate our business as currently contemplated and as described in this Annual Report on Form 10-K.

Our adviser is not registered and does not intend to register as an investment adviser under the Advisers Act. If our adviser is required to register as an investment adviser under the Advisers Act, it could impact our operations and possibly reduce stockholders’ investment return.

Our adviser is not currently registered as an investment adviser under the Advisers Act and does not expect to register as an investment adviser because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisers Act. Whether an adviser has sufficient regulatory assets under management to require registration under the Advisers Act depends on the nature of the assets it manages. In calculating regulatory assets under management, our adviser must include the value of each “securities portfolio” it manages. Our adviser expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities, including loans that we originate, real estate and cash. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, our adviser may be acting as an investment adviser subject to registration under the Advisers Act that is not registered. If our investments were to constitute a “securities portfolio”, then our adviser would be required to register under the Advisers Act, which would require it to comply with a variety of regulatory requirements under the Advisers Act on such matters as record keeping, disclosure, compliance, limitations on the types of fees it could earn, including the performance fee we pay to our adviser, and other fiduciary obligations. As a result, our adviser would have devote additional time and resources and incur additional costs to manage our business, which could possibly reduce stockholders’ investment return.

Valuations and appraisals of our real estate-related debt and other targeted investments are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of stockholders’ investment.

For the purposes of calculating our NAV, our investments will initially be valued at cost upon their acquisition which we expect to represent fair value at that time. Thereafter, the valuations of our real estate-related debt and other investments, as necessary, will be conducted in accordance with our valuation guidelines and will take into consideration valuations by independent third party valuation services. Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our adviser’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock or the price we paid to repurchase shares of our common stock. Because the repurchase price per share for each class of common stock will be equal to the NAV per share for such class on the repurchase date, stockholders may receive less than realizable value for their investment.

No rule, regulation, or industry practice requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to our valuation guidelines.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV and there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price for shares of common stock. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV, as other public REITs may use different methodologies or assumptions to determine their NAV. In addition, our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation guidelines at least annually and may, at any time, adopt changes to our valuation guidelines.

Our NAV per share may suddenly change if the values of stockholders’ investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Some of our more illiquid investments will not be appraised more frequently than once per quarter. As such, when these new appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We will not retroactively adjust the NAV per share of each class for each day of the previous month.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.

Due to daily fluctuations in our NAV, the price at which an investor’s purchase is executed could be higher than our NAV per share at the time they submit their subscription, and the price at which their repurchase is executed could be lower than our NAV per share at the time they submit their repurchase request.

The daily purchase and repurchase price for shares of our common stock will not be based on any established trading price. An investor’s accepted subscription will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after their subscription is received in proper form and processed, plus, for Class T and Class T-C shares, applicable selling commissions and for Class T shares, applicable dealer manager fees. As a result of this process, an investor will not know the purchase price per share at which their subscription will be executed at the time they submit their subscription. The purchase price per share at which an investor’s subscription is executed could be higher than the NAV per share on the date they submitted their subscription. For example, if a subscription is processed and accepted on a business day and before the close of business on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class T and Class T-C shares, any applicable selling commissions and for Class T shares, applicable dealer manager fees. If a subscription is processed and accepted on a business day, but after the close of business on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class T and Class T-C shares, any applicable selling commissions and for Class T shares, applicable dealer manager fees. Similarly, received and processed repurchase requests will be effected at a repurchase price equal to the NAV per share for the class of shares being repurchased on the repurchase date. Because stockholders will not know the repurchase price that will apply at the time that repurchase requests are submitted, the repurchase price per share at which an investor’s repurchase request is executed could be lower than the NAV per share on the date they submitted their repurchase request.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not listed for trading on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by our adviser and we do not directly compensate our executive officers, or reimburse our adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Risks Related to Conflicts of Interest

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with FS Investments, our adviser, our adviser’s investment committee and the sub-adviser, there may be times when FS Investments, our adviser, the sub-adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest. The members of our adviser’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our adviser or its affiliates. Similarly, our adviser, the sub-adviser or their respective affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may prevent them from presenting attractive investment opportunities to us or otherwise may not be in the best interests of us or our stockholders. For example, the members of our adviser’s investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our adviser. Similarly, the sub-adviser manages or is the advisor to investment funds and other investment vehicles that invest in real estate-related assets and there are certain contractual limitations on the investment opportunities that Rialto may present to us. Our adviser and the sub-adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their allocation policies. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Our adviser will face a conflict of interest because the fees it and the dealer manager will receive are based in part on our NAV, which our adviser is responsible for determining.

Our adviser and dealer manager will be paid various fees based on our NAV, which will be calculated by our adviser. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our adviser and its affiliates may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of an investor’s shares of common stock on a given date may not accurately reflect the value of our portfolio, and their shares may be worth less than the purchase price or more than the repurchase price.

Our adviser, sub-adviser, sponsor and dealer manager and their respective officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our adviser, sub-adviser, sponsor and dealer manager and their respective officers and employees who serve as our executive officers or otherwise as our key personnel and their respective affiliates who serve as key personnel, general partners, sponsors, managers, owners and advisers of other investment programs, including investment funds sponsored by FS Investments or by Rialto, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. In addition, based on our sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when a REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

We may engage in transactions with an affiliate of the sub-adviser; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase mortgage loans or portfolios of mortgage loans from an affiliate of the sub-adviser or we may purchase CMBS or other investment vehicles that include mortgage loans originated by an affiliate of the sub-adviser. While all decisions to purchase assets or CMBS in these circumstances will be made by our adviser, who is un-affiliated with the sub-adviser, such transactions would benefit affiliates of the sub-adviser. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties given our adviser’s dependency on the sub-adviser to implement our investment strategy and manage our investment portfolio.

Our adviser and the sub-adviser face conflicts of interest relating to the fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

We will pay our adviser a base management fee regardless of the performance of our portfolio. Our adviser will share the fees it receives from us with the sub-adviser. Our adviser’s entitlement to the base management fee, which is not based upon performance metrics or goals, might reduce our adviser’s or the sub-adviser’s incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the base management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The performance fee we may pay to our adviser is based on our “Core Earnings”. The sub-adviser is entitled to receive a portion of the performance fee. The performance fee may create an incentive for our adviser or the sub-adviser to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee.

Because the base management fee is based on our NAV, our adviser and sub-adviser may also be motivated to accelerate investments in order to increase NAV or, similarly, delay or curtail share repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to our adviser.

The advisory agreement with FS Real Estate Advisor was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The advisory agreement was negotiated between related parties. Consequently, its terms, including fees payable to our adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the advisory agreement because of our desire to maintain our ongoing relationship with our adviser and its affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders.

Pursuant to the advisory agreement, we have agreed to indemnify our adviser and the sub-adviser for certain liabilities, which may lead our adviser or the sub-adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the advisory agreement, our adviser and the sub-adviser will not assume any responsibility to us other than to render the services called for under the agreement, and neither of them will be responsible for any action of our board of directors in following or declining to follow our adviser’s advice or recommendations. Under the terms of the advisory agreement, our adviser, its officers, members, personnel, and any person controlling or controlled by our adviser, and under the sub-advisory agreement, the sub-adviser, its officers, members, personnel, and any person controlling or controlled by the sub-adviser, will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the advisory agreement, except those resulting from acts constituting gross negligence, fraud, willful misconduct, bad faith or reckless disregard of our adviser’s duties under the advisory agreement. In addition, we have agreed to indemnify our adviser and the sub-adviser and each of their respective officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the advisory agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the advisory agreement. These protections may lead our adviser or the sub-adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Because the dealer manager is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. If the stockholder’s broker-dealer does not conduct such a review, they will not have the benefit of an independent review of the terms of our offerings. Therefore, stockholders do not have the benefit of an independent review and investigation of our offerings of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering, which may increase the risks and uncertainty stockholders face.

Risks Related to Our Assets

We may not be able to identify assets that meet our investment criteria.

We cannot assure stockholders that we will be able to identify assets that meet our investment criteria, that we will be successful in consummating any investment opportunities we identify or that one or more investments we may make will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our results of operations and cash flows and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

The lack of liquidity of the investments we intend to make in real estate loans and investments, other than certain of our investments in CMBS and RMBS, may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in transactions that are exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, subordinated loans and transitional and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our adviser has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and are subject to risk of default.

While we will seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors, which we adopted without stockholders’ consent. Therefore, our investments in our target assets may at times be secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to make distributions to our stockholders.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We plan to focus much of our portfolio on transitional loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in a transitional loan often has identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it would adversely affect our results of operations and financial condition.

Construction loans involve an increased risk of loss.

We may invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Construction loans are funded in tranches, usually based on completion by the borrower of certain construction milestones. We will need to maintain a certain amount of funds available for future disbursements that could otherwise be used to acquire assets, invest in future business opportunities or make distributions to stockholders or we may be forced to sell assets at depressed prices or borrow funds to fund our loan commitment. This could have an adverse effect on our results of operations and ability to make distributions to our stockholders.

We will operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these assets.

We will operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

The commercial mortgage loans we intend to originate and acquire and the mortgage loans underlying investments in CMBS are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	in the case of transitional mortgage loans, limited cash flows at the beginning;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Investments we may make in CMBS may be subject to losses.

Investments we may make in CMBS may be subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a subordinated loan or B Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, subordinated loans or B Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed security, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.

With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.

Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).

If our adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our adviser values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate, and therefore the valuation of any underlying security relating to loans made by us, is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Investments we may make in corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in corporate bank debt and debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We also invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also subject us to the risks inherent with real estate-related investments, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

Our investments may not conform to conventional loan standards applied by traditional lenders and may be either not rated or rated as non-investment grade by one or more rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

The B Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B Notes. B Notes are mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) contractually subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to B Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Subordinated loan assets in which we may invest involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in subordinated loans, which take the form of loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our subordinated loan. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, subordinated loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to subordinated loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The residential and commercial mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of residential and commercial mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Residential and commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate residential and commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage-backed securities will not be fully paid. Subordinate residential and commercial mortgage-backed securities are also subject to greater credit risk than those residential and commercial mortgage-backed securities that are more highly rated.

We may purchase securities backed by subprime or alternative documentation residential mortgage loans, which are subject to increased risks.

We may invest in non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation, or Alt A, mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or RMBS.

Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.

The occurrence of a default on a commercial real estate debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

Some of our portfolio investments may be recorded at fair value and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments at least quarterly at fair value, or more frequently as necessary, which includes consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments or otherwise.

To the extent we foreclose on properties with respect to which we have extended mortgage loans or otherwise acquire properties, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Risks Related to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

We expect to use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to FS

Real Estate Advisor. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair market value of our investments, although it may exceed this level.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter and in accordance with the NASAA REIT Guidelines), which is generally expected to be approximately 75% of the aggregate cost of our investments. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of their investment.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance fee hurdle rate which is used for purposes of calculating the performance fees payable to FS Real Estate Advisor and may result in a substantial increase of the amount of such performance fees.

We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.

We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than the WF-1 Facility, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Risks Related to Taxation

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We believe that we have been organized and have operated in a manner that will enable us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

Although, not expected, we may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to stockholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company, or RIC, or other pass through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income our stockholders will be subject to special tax rules with respect to their allocable shares of out excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our stockholders. If a stockholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income under Section 512 of the Code. If a stockholder is a foreign person, excess inclusion income would be subject to a 30% withholding of tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund or other pass through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, or MBS. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries, or TRS, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension held REIT,” (3) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduits, or REMIC, interests we buy generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Under the Tax Cuts and Jobs Act, we generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount and market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rules generally will apply to tax years beginning after December 31, 2017, or for debt instruments issued with original issue discount, to taxable years beginning after December 31, 2018. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet REIT distribution requirements in certain circumstances.

In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. We expect to accrue market discount on the basis of a constant yield to maturity of the relevant debt instrument, based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.

Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements.

Our ownership of and relationship with any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any domestic TRS that we may form or acquire would pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us by such domestic TRS. We will monitor the value of our interests in TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions or the failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

Investments in certain financial assets will not qualify as “real estate assets” or generate “real estate income” for purposes of the REIT 75% asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 20% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.

We may lose our REIT qualification or be subject to a penalty tax if we earn and the IRS successfully challenges our characterization of income from foreign TRSs or other non-U.S. corporations in which we hold an equity interest.

We may make investments in non-U.S. corporations, some of which may, together with us, make a TRS election. We likely will be required to include in our income, even without the receipt of actual distributions, earnings from any such foreign TRSs or other non-U.S. corporations in which we hold an equity interest. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in a foreign TRS or other non-U.S. corporations in which we hold an equity interest will be neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no other clear precedent with respect to the qualification of such income. The IRS has issued a number of private letter rulings (on which we are not entitled to rely) concluding that such income inclusions are qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. We do not currently expect such income together with any other non-qualifying income that we receive for purposes of the 95% gross income test to be in excess of 5% of our annual gross income. In the event that such income, together with any other non-qualifying income for purposes of the 95% gross income test was in excess of 5% of our annual gross income and was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and our other non-qualifying income exceed 5% of our gross income and/or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to acquire sufficient qualifying assets, or sell some of our interests in any foreign TRSs or other non-U.S. corporations in which we hold an equity interest to ensure that the income recognized by us from our foreign TRSs or such other non-U.S. corporations does not exceed 5% of our gross income.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

Except to the extent provided by the Treasury Regulations, any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury Regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests, or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.

The ownership limits that apply to REITs, as prescribed by the Code and by our charter, may inhibit market activity in shares of our common stock and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors prospectively or retroactively, no person may own more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock or 9.8% in value of the outstanding shares of stock of all classes and series. Our board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limit or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limit would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received in combination with the 37% top rate) and various deductions are eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The corporate income tax rate is reduced to 21%. There are new expensing and depreciation rules and new rules limiting interest deductions, net operating losses and “excess business losses.”

The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that may affect our stockholders and may directly or indirectly affect us. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

You are urged to consult with your tax advisor with respect to the impact of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividends.”

Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Distributions payable by REITs, however, are generally not eligible for the reduced rates. For taxable years beginning after December 31, 2017 and before January 1, 2016, ordinary REIT dividends are taxed at ordinary dividend rates as high as 37%, after taking a deduction of 20% of the ordinary REIT dividends, for a maximum effective rate of 29.6%. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain income may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes and to what extent those securities constitute real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Our ability to invest in and dispose of “to be announced” securities could be limited by our REIT qualification, and we could fail to qualify as a REIT as a result of these investments.

We may purchase RMBS issued by government-sponsored entities, or Agency RMBS, through “to-be-announced” forward contracts, or TBAs, or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We will account for any dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Unless we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBAs and any other non-qualifying assets to no more than 25% of our total assets at the end of any calendar quarter. Furthermore, until we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any other non-qualifying income to no more than 25% of our total gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBAs should be treated as qualifying assets or that income and gains from dispositions of TBAs should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBAs, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter, or (ii) our income and gains from the disposition of TBAs, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Risks Related to Retirement Plans

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in shares of our Class T, Class T-C, Class D, Class M or Class I common stock, stockholders should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in our Class T, Class T-C, Class D, Class M or Class I shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including our adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “ERISA Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that these office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II—OTHER INFORMATION

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 12, 2018, we had 81 record holders of our Class S common stock, 24 record holders of Class Y common stock, 3 record holders of Class I common stock and no record holders of our Class T common stock, Class T-C common stock, Class D common stock or Class M common stock.

Share Repurchase Program

We have adopted a share repurchase plan, whereby on a daily basis, stockholders may request that we repurchase all or any portion of their shares. Class Y shares and Class S shares are not eligible to participate in our share repurchase plan until the second anniversary of the commencement of our public offering. The repurchase of shares is limited during any calendar quarter to shares whose aggregate value (based on the repurchase price per share on the day the repurchase is effected) is 5% of the combined NAV of all classes of shares then participating in our share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.

During the year ended December 31, 2017, there were no repurchases of shares of common stock pursuant to our share repurchase program.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, financial condition, maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2017:

Share Class	Cash	Reinvested	Total	Cash Flow from Operations
Class Y	$7	$27	$34	$7
Class S	72	301	373	72

Total	$79	$328	$407	$79

Our board of directors authorized and declared monthly cash distributions for each class of its outstanding common stock, each in the gross amount of $0.1510 per share, for October 2017 through December 31, 2017. Shown below are details of these distributions:

Year Ended December 31, 2017
Distributions:
Distributions paid or payable in cash	$79
Distributions reinvested	328

Distributions declared	$407

Source of distributions:
Cash flow from operations	$79
Reinvested via the distribution reinvestment plan	328

Total sources of distributions	$407

Net cash provided by operating activities(1)	$579

(1)	Cash flow from operating activities are supported by expense support payments from our advisor pursuant to our expense limitation agreement. See Note 5 to our consolidated financial statements included herein for additional information regarding our expense limitation agreement.

See Note 6 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information regarding our distributions.

Use of Proceeds From Registered Securities

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2.75 billion in shares of common stock, was declared effective under the Securities Act. As of December 31, 2017, we have not yet received subscriptions for shares of our common stock pursuant to our initial public offering.

Once we have received subscriptions for shares of our common stock pursuant to our public offering, we will begin reporting the ratio of the cost of raising equity capital to the gross amount of equity capital raised.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Period from September 13, 2017 (Commencement of Operations) through December 31, 2017(1)
Statement of operations data:
Interest income	$788
Interest expense	470

Net interest income	318
Net other expenses	98

Net income	$220

Per share information:
Net income per share of common stock-basic and diluted(2)	$0.80

Distributions declared(3)	$0.45

Balance sheet data:
Total assets	$53,053

Repurchase agreement payable	$22,798

Total net assets	$29,339

(1)	We formally commenced investment operations on September 13, 2017. Prior to such date, we had no operations expect for matters relating to our organization.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), regarding, among other things, our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We undertake no duty to update or revise forward-looking statements, except as required by law.

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting private offerings of shares of our Class S and Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

We intend to elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the 1940 Act.

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

Portfolio Overview

The following table details overall statistics for our loans receivable portfolio:

December 31, 2017
Number of loans	3
Principal balance	$49,850
Net book value	$49,929
Unfunded loan commitments(1)	$12,620
Weighted-average cash coupon(2)	5.63%
Weighted-average all-in yield(2)	6.28%
Weighted-average maximum maturity (years)(3)	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)	As of December 31, 2017, our floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of December 31, 2017:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior loan	9/13/2017	$9,500	$9,500	$9,562	L+4.50%	L+6.36%	3/9/2019	Gulfport, MS	Multifamily	72%
2 Senior loan	9/14/2017	34,310	29,250	29,275	L+4.25%	L+4.53%	9/9/2021	Memphis, TN	Office	73%
3 Senior loan	12/6/2017	18,660	11,100	11,092	L+4.85%	L+5.13%	12/9/2022	Landover, MD	Office	67%

		$62,470	$49,850	$49,929

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.

(2)	As of December 31, 2017, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from January 1, 2018 through the date the consolidated financial statements were issued, we closed on three senior floating-rate mortgage loans of which $29,139 was funded at closing. We funded the purchase of these loans with cash on hand, proceeds from borrowings and capital raised from the private placements of our Class S and Class Y shares.

Results of Operations for the Period from September 13, 2017 (Commencement of Operations) through December 31, 2017:

Period from September 13, 2017 (Commencement of Operations) through December 31, 2017
Net interest income
Interest income	$788
Less: Interest expense	470

Net interest income	318
Other expenses
General and administrative expenses	639
Less: Expense limitation	(541)

Net other expenses	98

Net income	$220

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was attributable to debt investments acquired or originated during the period from September 13, 2017 (Commencement of Operations) through December 31, 2017. Interest expense was attributable to interest on borrowings and amortization of deferred financing costs related to our repurchase facility.

Expenses

General and administrative expenses include auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business.

Expense Limitation

We have entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of our average daily net assets attributable to each of our classes of common stock. Ordinary operating expenses for each class of common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to our board of directors, loan servicing expenses, administrative services expenses, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) advisory fees, (b) interest expense and other financing costs, (c) taxes, (d) distribution or shareholder servicing fees and (e) unusual, unexpected and/or nonrecurring expenses. We will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

NAV per Share

Our adviser calculates NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shared repurchased pursuant to our share repurchase plan. As of December 31, 2017, we had not sold any shares of our Class T, Class T-C, Class D, Class M or Class I common stock.

The following table provides a breakdown of the major components of our NAV per share for our outstanding share classes as of December 31, 2017:

Components of NAV	Total NAV	Per Class S Share	Per Class Y Share
Loans receivable(1)	$49,945	$42.33	$42.33
Other assets	3,124	2.65	2.65
Repurchase agreements payable	(22,798)	(19.32)	(19.32)
Other liabilities	(916)	(0.78)	(0.78)

Net asset value	$29,335	$24.88	$24.88

(1)	The fair value of our mortgage loans was higher by less than 1% in comparison to their historical cost.

The table below sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2017:

	Total NAV	Per Class S Share	Per Class Y Share
Total stockholders’ equity	$29,339	$24.87	$24.87
Unrealized appreciation on loans receivable	16	0.01	0.01

Net asset value	$29,355	$24.88	$24.88

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a reasonable estimate of the market value of our investments, or the price that would be received upon the sale of our investments in market transactions, the methodologies used will be based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor will monitor our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by the third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to sell shares under our share repurchase plan and our ability to suspend or terminate our share repurchase plan at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV does not represent the fair value of our assets less liabilities under GAAP. We do not represent, warranty or guarantee that:

•	a stockholder would be able to realize the NAV per share for the class of shares a stockholder owns if the stockholder attempts to sell its shares;

•	a stockholder would ultimately realize distributions per share equal to per share NAV upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event;

•	shares of our common stock would trade at per share NAV on a national securities exchange;

•	a third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV; and

•	NAV would equate to a market price for an open-end real estate fund.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to originate, acquire and manage a diversified portfolio of senior loans secured by commercial real estate, thereby reducing risk in our portfolio; (ii) there are sufficient loan underwriting opportunities with the attributes that we seek; (iii) our executive officers, director, affiliates of our adviser and sub-adviser have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to originate and acquire loan assets and earn revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Liquidity and Capital Resources

As of December 31, 2017, we had $442 in cash, which we and our wholly-owned subsidiaries held in custodial accounts. In addition, as of December 31, 2017, we had $51,750 in borrowings available under the WF-1 Facility, subject to certain limitations. As of December 31, 2017, we also had $26,615 in undrawn capital commitments from FS Investments and Rialto. As of December 31, 2017, we had unfunded loan commitments of $12,620. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitment should the need arise.

We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our public offering, the private placements of our Class S and Class Y Shares, which are not eligible to participate on our share repurchase plan until September 2019, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, including the WF-1 Facility, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions will be met from operations, and cash needs for asset acquisitions will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair market value of our investments, although it may exceed this level. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

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

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets. On January 26, 2018, our indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The initial maximum amount of financing available under the GS-1 Facility is $100,000. See Note 4 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information regarding the GS-1 Facility.

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

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. For a discussion of the compensation to be paid to FS Real Estate Advisor and the dealer manager, see Note 5 to our consolidated financial statements included herein. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Loans Receivable and Provision for Loan Losses: We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates. FS Real Estate Advisor and Rialto will perform a quarterly review of our portfolio of loans.

In connection with this review, FS Real Estate Advisor and Rialto assesses the risk factors of each loan and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5”, from less risk to greater risk, which ratings are defied as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk

2	Low Risk

3	Medium Risk

4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss

5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Revenue Recognition: Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which we are entitled will be recorded as fee income. Any upfront structuring fees will be recorded as income when earned. We will record prepayment premiums on loans and securities as fee income when it receives such amounts.

See Note 2 to our consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an advisory agreement with FS Real Estate Advisor to provide us with advisory and administrative services. Pursuant to the advisory agreement, FS Real Estate Advisor receives payments for performing advisory services for us consisting of (a) an annual base management fee of 1.25% of our NAV for our Class T, Class T-C, Class D, Class M and Class I shares and (b) a performance fee equal to 10.0% of our Core Earnings, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class T-C, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and our independent directors and approved by a majority of our independent directors. The performance fee is a class-specific expense. No performance fee will be paid on our Class S shares.

Pursuant to the advisory agreement, FS Real Estate Advisor oversees our day-to-day operations, including providing us with general ledger accounting, fund accounting, legal services, investor relations and other administrative services. We have agreed to reimburse FS Real Estate Advisor and Rialto for administrative expenses incurred on our behalf, subject to limitations set forth in our charter and the advisory agreement. See Note 5 to our consolidated financial statements included herein for additional information.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$23,250	$23,250	—	—	—

(1)	At December 31, 2017, $51,750 remained unused under the WF-1 facility. As more fully disclosed in Note 4, these obligations are subject to existing extension options for one or more additional one-year periods.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class T-C, Class F, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for expenses necessary to perform services related to our administration and operations, including FS Real Estate Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Real Estate Advisor. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering; however FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering.

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering. The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. The dealer manager is also entitled to receive stockholder servicing fees, which accrue daily and are paid on a monthly basis. The dealer manager will re-allow such stockholder servicing fees to participating broker-dealers and servicing broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.

See Note 5 to our consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of the dealer manager, capital contributions by FS Real Estate Advisor and Rialto, potential conflicts of interest, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2017:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(229)	$(116)	$(113)	(5.4)%
Down 25 basis points	(125)	(58)	(67)	(3.2)%
No change	—	—	—	—
Up 25 basis points	125	58	67	3.2%
Up 50 basis points	249	116	133	6.4%

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FS Credit Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity and cash flows for the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania

March 22, 2018

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$442	$200
Restricted cash	2,000
Loans receivable	49,929	—
Reimbursement due from sponsor	541	—
Interest receivable	141	—

Total assets	$53,053	200

Liabilities
Repurchase agreements payable (net of deferred financing costs of $452 and $0, respectively)	22,798	—
Due to related party	341	—
Interest payable	39	—
Other liabilities	536	—

Total liabilities	23,714	—

Commitments and contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 988,801 and 8,000 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	10	—
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 191,114 and 0 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	—
Class T common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class T-C common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class I common stock, $0.01 par value, 300,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	29,514	200
Retained earnings (accumulated deficit)	(187)	—

Total stockholders’ equity	$29,339	$200

Total liabilities and equity	$53,053	$200

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

Year Ended December 31, 2017
Net interest income
Interest income	$788
Less: Interest expense	470

Net interest income	318
Other expenses
General and administrative expenses	639
Less: Expense limitation	(541)

Net other expenses	98

Net income	$220

Per share information—basic and diluted
Net income (loss) per share of common stock (earnings per share)	$0.80

Weighted average common stock outstanding	274,482

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance as of December 7, 2016 (Date of Initial Capitalization)	—	$—	$—	$—	$—
Common stock issued	8,000	0	200	—	200

Balance as of December 31, 2016	8,000	$0	$200	$—	$200
Common stock issued	1,158,819	12	28,986	—	28,998
Distributions declared	—	—	—	(407)	(407)
Proceeds from distribution reinvestment plan	13,096	—	328	—	328
Net income (loss)	—	—	—	220	220

Balance as of December 31, 2017	1,179,915	$12	29,514	$(187)	$29,339

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows

(in thousands)

Year Ended December 31, 2017
Cash flows from operating activities
Net income	$220
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred fees on loans	(81)
Amortization of deferred financing costs	206
Changes in assets and liabilities
Interest receivable	(141)
Reimbursement due from sponsor	(541)
Due to related party	341
Interest payable	39
Other liabilities	536

Net cash provided by (used in) operating activities	579

Cash flows used in investing activities:
Origination and fundings of loans receivable	(49,848)

Net cash used in investing activities	(49,848)

Cash flows from financing activities
Issuance of common stock	28,998
Reinvestment of stockholder distributions	328
Stockholder distributions	(407)
Borrowings under repurchase agreement	23,250
Payment of deferred financing costs	(658)

Net cash provided by (used in) financing activities	51,511

Total increase (decrease) in cash, cash equivalents and restricted cash	2,242
Cash, cash equivalents and restricted cash at beginning of period	200

Cash, cash equivalents and restricted cash at end of period	$2,442

Supplemental disclosure of cash flows information
Payments of interest	$225

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is conducting private offerings of shares of its Class S and Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

The Company intends to elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

Use of Estimates: The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheet to the total amount shown in the Company’s consolidated statement of cash flows:

December 31, 2017
Cash and cash equivalents	$442
Restricted cash	2,000

Total cash, cash equivalents and restricted cash shown in the Company’s consolidated statement of cash flows	$2,442

Loans Receivable and Provision for Loan Losses: The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. The Company is required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company writes down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor. Actual losses, if any, could ultimately differ from these estimates. FS Real Estate Advisor will perform a quarterly review of the Company’s portfolio of loans.

In connection with this review, FS Real Estate Advisor and Rialto assesses the risk factors of each loan and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, which ratings are defied as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company is also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in the Company’s consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred (see Note 5). During the period from November 7, 2016 (Inception) to December 31, 2017, the Company incurred organization costs of $243, which will be paid on its behalf by FS Investments (see Note 5).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of their respective affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the balance sheet as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to December 31, 2017, the Company incurred offering costs of $2,914, which will be paid on its behalf by FS Investments (see Note 5).

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the period from November 7, 2016 (Inception) to December 31, 2017, the Company did not incur any interest or penalties.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio:

December 31, 2017
Number of loans	3
Principal balance	$49,850
Net book value	$49,929
Unfunded loan commitments(1)	$12,620
Weighted-average cash coupon(2)	5.63%
Weighted-average all-in yield(2)	6.28%
Weighted-average maximum maturity (years)(3)	3.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)	As of December 31, 2017, the Company’s floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the year ended December 31, 2017, the activity in the Company’s loan portfolio was as follows:

Loans Receivable
Balance at beginning of period	$—
Loan fundings	49,848
Sales and repayments	—
Realized gain (loss) on sale of loans receivable	—
Accretion/amortization of discount, premium and other fees	81

Balance at end of period	$49,929

As of December 31, 2017, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of December 31, 2017 or December 31, 2016.

Subsequent Activity

During the period from January 1, 2018 through the date the consolidated financial statements were issued, the Company closed on three senior floating-rate mortgage loans of which $29,139 was funded at closing. The Company funded the purchases of these loans with cash on hand, proceeds from borrowings and capital raised from private placements of its Class S and Class Y common stock.

Note 4. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of December 31, 2017:

Arrangement	Type of Arrangement	Weighted Average Rate(1)	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(1)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facility. Each transaction under the facility has its own specific terms.

The Company’s average borrowings for the period from September 13, 2017 (Commencement of Operations) through December 31, 2017 was $23,090.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, entered into a Master Repurchase and Securities Contract, or the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The initial maximum amount of financing available under the WF-1 Facility is $75,000. If the Company meets a certain equity capital threshold, this amount, with the consent of Wells Fargo, may be increased to $150,000 or, either directly or after an initial increase to a maximum amount of $150,000, to $200,000. Each transaction under the WF-1 Facility will have its

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The funding period and term of the WF-1 Facility is one year with an automatic extension of each for a second year if the Company meets the equity capital threshold. In addition, at the request of the Company’s subsidiary, Wells Fargo may grant extensions of the facility termination date (without extensions of the funding period) for three one-year periods.

The Company incurred costs of $658 in connection with obtaining the WF-1 facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $452 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company will guarantee its subsidiary’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company’s subsidiary is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than (x) before it has achieved the equity capital threshold, the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (y) after it has achieved the equity capital threshold, the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain (x) the sum of its liquidity plus (y) an amount equal to all cash and cash equivalents then held in certain cash collateral accounts at not less than 10% of the then-current maximum facility size. As of December 31, 2017, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The initial maximum amount of financing available under the GS-1 Facility is $100,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $125,000 and thereafter to $250,000. Each transaction under the GS-1 Facility will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The initial availability period of the GS-1 Facility (during which financing under the GS-1 Facility may be used for acquisition and origination of new assets) is two years. GS-1 may extend the availability period for up to two one-year term extensions, so long as certain conditions are met. After the end of the availability period, GS-1 may exercise an option to commence a one-year amortization period, so long as certain conditions are met.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

During the amortization period, certain of the terms of the GS-1 Facility will be modified, including an increase to the rate charged on each asset financed under the GS-1 Facility.

In connection with the GS-1 Repurchase Agreement, the Company entered into a Guarantee Agreement, the GS-1 Guarantee, pursuant to which the Company guarantees 50% of GS-1’s obligations under the GS-1 Repurchase Agreement, subject to limitations specified therein. The GS-1 Guarantee may become full recourse to the Company upon the occurrence of certain events, including willful bad acts by the Company or GS-1.

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company will be required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than (a) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (b) thereafter, 7.5% of the amount outstanding under the GS-1 Facility, after meeting the specified equity capital threshold.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

FS Investments funded the Company’s organization and offering costs in the amount of $243 and $2,914, respectively for the period from November 7, 2016 (Inception) to December 31, 2017. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheet and amortizes to interest expense over the life of the facility.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is one of the Company’s affiliates. Under the dealer manager agreement, dated as of September 7, 2017, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

selling commissions of up to 3.0%, and upfront dealer manager fees of 1.25% of the purchase price of each Class T share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0% of the purchase price per Class T-C share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement the Company will also reimburse FS Investments or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in our public offering.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

charge cap. At the end of such month that the sales charge cap is reached, each Class T share, Class T-C share, Class D share or Class M share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

Expense Limitation Agreement

The Company has entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average daily net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived. During the period from September 13, 2017 (Commencement of Operations) through December 31, 2017, the Company accrued $541 for reimbursement of expenses that FS Real Estate Advisor and Rialto has agreed to pay.

Investment Activity

During the year ended December 31, 2017, the Company purchased a $9,500 floating-rate whole mortgage loan from an affiliate of Rialto at cost. The purchase was approved by the Company’s board of directors, including all of the independent directors, in accordance with the Company’s charter.

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

In addition, the Company is conducting a private placement to certain individuals and entities affiliated with FS Real Estate Advisor and Rialto concurrent with the public offering, in which these parties collectively intend to purchase $50,000 of the Company’s Class S shares at a price of $25.00 per share. FS Investments and Rialto have agreed that, after the initial $50,000 is purchased, for so long as it or its affiliate is serving as the Company’s adviser or sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets. As of December 31, 2017, $23,385 of the total commitment of $50,000 in Class S shares has been purchased by FS Investments and Rialto or their affiliates.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock for the year ended December 31, 2017:

	Class S Common Stock		Class Y Common Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	8,000	$200	—	$—	8,000	$200
Issuance of common stock	968,796	24,240	190,023	4,758	1,158,819	28,998
Proceeds from distribution reinvestment plan	12,005	301	1,091	27	13,096	328

Balance at end of period	988,801	$24,741	191,114	$4,785	1,179,915	$29,526

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors as the Company’s board of directors deems relevant.

The Company currently declares and pays regular cash distributions on a monthly basis. On October 25, 2017 and November 6, 2017, the Company’s board of directors declared distributions for October 2017 through March 2018 for each class of its outstanding common stock in the gross amount of $0.1510 per share. The net distributions for each class of outstanding common stock (which represents the gross distributions less any applicable class-specific expenses including stockholder servicing fees) have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company’s board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2017			December 31, 2016
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial Assets
Cash	$2,442	$2,442	$2,442	$200	$200	$200
Loans receivable	$49,929	$49,850	$49,945	—	—	—
Financial Liabilities
Repurchase obligations	$22,798	$23,250	$23,250	—	—	—

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Summary of Quarterly Results

The following are the quarterly results of operations for the period from September 13, 2017 (Commencement of Operations) through December 31, 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017
Net interest income	$263	$55
Net other expenses	85	13

Net income	$178	$42

Per share information-basic and diluted
Net income per share of common stock	$0.20	$0.25

Weighted average common stock outstanding	901,821	171,417

The sum of quarterly per share amounts does not equal per share amounts reported for the year ended December 31, 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Credit Real Estate Income Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2017

(in thousands)

Loan Type	Description / Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loan(3)(4)	Multifamily / Gulfport, MS	L+4.50%	3/9/2019	I/O	$—	$9,500	$9,562
Senior loan(3)(4)	Office / Memphis, TN	L+4.25%	9/9/2021	I/O	—	29,250	29,275
Senior loan(3)(4)	Office / Landover, MD	L+4.85%	12/9/2022	I/O	—	11,100	11,092

					$—	49,850	$49,929

(1)	Maximum maturity assumes all extension options are exercised by the borrower.

(2)	I/O = interest only.

(3)	Loan is in excess of 3% of the carrying amount of total loans.

(4)	Loan is not delinquent with respect to principal or interest.

The following table reconciles mortgage loans on real estate for the year ended December 31, 2017:

December 31, 2017
Balance at beginning of period	$—
Additions during period:
Loan fundings	49,848
Amortization of deferred fees and expenses	81
Deductions during period:
Collections of principal	—
Loans sold	—

Balance at end of period	$49,929

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

NAME	AGE	POSITION HELD
Michael C. Forman	56	Chairman, President and Chief Executive Officer
William Goebel	43	Chief Financial Officer
Zachary Klehr	39	Executive Vice President
Stephen S. Sypherd	41	Vice President, Treasurer and Secretary
James Volk	55	Chief Compliance Officer
David J. Adelman	45	Director
Jeffrey Krasnoff	62	Director
Terence J. Connors	63	Independent Director
John A. Fry	57	Independent Director
Jack A. Markell	57	Independent Director
Richard Vague	62	Independent Director

Michael C. Forman has served as our president and chief executive officer since our inception in 2016, as our chairman since July 2017 and as the chairman and chief executive officer of FS Real Estate Advisor since its inception in August 2016. Mr. Forman also currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded FS Investments. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (Executive Committee Member), the Vetri Foundation for Children (Chairman), the Children’s Hospital of Philadelphia (corporate council member), Drexel University and the Center City District Foundation. Mr. Forman serves as co-chair of the capital campaign of the Philadelphia School. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Our board of directors has determined that Mr. Forman should serve as a director in light of his extensive experience in corporate and securities law and leadership roles of various companies including FS Real Estate Advisor, which serves as our adviser.

William Goebel has served as our chief financial officer since February 2017. Mr. Goebel also serves as chief financial officer of FS Investment Corporation, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Feeder Funds and FS Series Trust. Mr. Goebel previously served as chief financial officer of FS Energy and Power Fund from February 2011 to November 2012. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to

January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at Tait, Weller and Baker LLP, a regional public accounting firm, in 1997. Mr. Goebel received his B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (where he serves as treasurer and chairs the audit committee).

Zachary Klehr has served as our executive vice president since February 2017. Mr. Klehr also currently serves as executive vice president of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund and the FSGCOF Feeder Funds. Mr. Klehr has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as executive vice president since September 2012. In this role, he focuses on fund administration, portfolio management, fund operations, research, education and communications. Prior to joining FS Investments, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then served in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

Stephen S. Sypherd has served as our vice president, treasurer and secretary since our inception in 2016. Mr. Sypherd also serves as vice president, treasurer and secretary of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund, the FSGCOF Feeder Funds, and FS Energy Total Return Fund. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts, including its advancement and governance committees.

James Volk has served as our chief compliance officer since February 2017. Mr. Volk also serves as the chief compliance officer of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Energy and Power Fund, FS Global Credit Opportunities Fund, the FSGCOF Feeder Funds and FS Energy Total Return Fund. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk worked at SEI Investments from February 1996 to October 2014, including serving as the chief compliance officer, chief accounting officer and head of traditional fund operations at the Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers LLP. Mr. Volk received his B.S. in Accounting from the University of Delaware.

David J. Adelman has been a member of our board since February 2018. Mr. Adelman also serves as the vice-chairman of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS

Global Credit Opportunities Fund, the FSGCOF Feeder Funds, FS Investment Corporation III, FS Investment Corporation IV and their respective investment advisers, and has presided in such roles since each entity’s inception. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia based Campus Apartments, Inc. (“Campus Apartments”) since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has served as the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of Actua Corporation (formerly known as ICG Group, Inc.) since June 2011, board member of Wheels Up since May 2013 and a member of the National Multifamily Council and the Young Presidents’ Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute’s Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded FS Investments with Mr. Forman. Mr. Adelman received his B.A. in Political Science from The Ohio State University.

Our board of directors has determined that Mr. Adelman should serve as a director in light of his extensive investment experience and management positions with affiliates of our sponsor.

Jeffrey Krasnoff has been a member of our board since February 2017. Mr. Krasnoff is the chief executive officer of Rialto. With over 35 years of experience in commercial and residential real estate investment, finance and management, Mr. Krasnoff has been involved in the evaluation or oversight of over $300 billion of real estate assets around the world. Mr. Krasnoff was also the co-founder of LNR Property Corporation, and was its President since its spinoff from Lennar as a separate public company in 1997, as well as its Chief Executive Officer from 2002 to 2007. He was also instrumental in taking the company private in a $4 billion transaction in early 2005. Mr. Krasnoff joined Lennar in 1986 and from 1990 until LNR spun off from Lennar, he was responsible for the growth of Lennar’s commercial real estate and joint venture businesses, as well as the formation of LNR Partners and its loan workout and special servicing operations. Prior to LNR and Lennar, Mr. Krasnoff spent ten years with KPMG, LLC (formerly Peat Marwick) in New York and Miami specializing in real estate companies and mergers and acquisitions. Mr. Krasnoff received his B.A. in accounting from Duke University.

Our board of directors has determined that Mr. Krasnoff should serve as a director in light of his decades of commercial real estate experience, experience with public companies and role as the Chief Executive Officer of the sub-adviser.

Terence J. Connors has been a member of our board since July 2017. Mr. Connors brings to the board nearly 40 years of public accounting experience. Mr. Connors retired in September 2015 from KPMG LLP, where he served as Professional Practice Partner, SEC Reviewing Partner and as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Prior to joining KPMG in 2002, he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. Mr. Connors currently serves as a director and audit committee chairman of Cardone Industries, Inc., one of the largest privately-held automotive aftermarket parts remanufacturer in the world, and also serves as a board member and audit committee chairman of Suburban Propane Partners L.P. (NYSE). Mr. Connors also serves as a trustee of St. Joseph’s Preparatory School in Philadelphia and previously served as Chairman and President of the Philadelphia Chapter of the National Association of Corporate Directors (NACD). Mr. Connors received his B.S. in Accounting from LaSalle University.

Our board of directors has determined that Mr. Connors should serve as a director in light of his extensive public accounting experience.

John A. Fry has been a member of our board since July 2017. Mr. Fry has served as the President of Drexel University in Philadelphia, Pennsylvania since August 2010. Prior to becoming President of Drexel University, Mr. Fry served as President of Franklin & Marshall College in Lancaster, Pennsylvania from 2002 until 2010. From 1995 to 2002, he was Executive Vice President of the University of Pennsylvania and served as the Chief Operating Officer of the University and as a member of the executive committee of the University of Pennsylvania Health System. Mr. Fry is a member of the Board of Trustees of Delaware Investments, an asset management firm, with oversight responsibility for all of the portfolios in that mutual fund family. He also serves on its audit committee and chairs its nominating and corporate governance committee. Mr. Fry also serves as a director of Drexel Morgan & Co., Community Health Systems, where he also serves on the compensation committee, and vTv Therapeutics. Mr. Fry received his Masters in Business Administration from the NYU Stern School of Business, and received his B.A. in American Civilization from Lafayette College.

Our board of directors has determined that Mr. Fry should serve as a director in light of his leadership experience and experience serving as a board member for other investment and management operations.

Jack A. Markell has been a member of our board since February 2018. Mr. Markell served as the 73rd Governor of Delaware from 2009-2017, leading a $4 billion enterprise with 30,000 employees. Governor Markell won re-election in 2012 with more than 69% of the vote. During his tenure, Governor Markell was particularly focused on improving Delaware’s schools and positioning its citizens for future prosperity by launching and scaling important workforce development efforts. Governor Markell served as Chair of the National Governors Association and the Democratic Governors Association. Governor Markell previously served as state treasurer of Delaware from 1999-2009. Prior to public service, Governor Markell had a sixteen-year career in business, banking and consulting including serving as a senior vice president for corporate development at Nextel. Governor Markell’s other professional experience includes working in a senior management position at Comcast Corporation, as a consultant at McKinsey and Company, Inc. and as a banker at First Chicago Corporation. Governor Markell serves on the National Board of Directors of Jobs for America’s Graduates and as a trustee of the Annie E. Casey Foundation and Upstream USA. Governor Markell also serves on the boards of Graham Holdings Company, Superion, Symbiont.io. Governor Markell received his B.A. in Economics and Development Studies from Brown University and an M.B.A. from The University of Chicago.

Our board of directors has determined that Mr. Markell should serve as a director in light of his significant leadership and business experience.

Richard Vague has been a member of our board since July 2017. Mr. Vague is currently a managing partner of Gabriel Investments, an early stage venture capital fund and chair of The Governor’s Woods Foundation, a non-profit philanthropic organization. Previously, he was the co-founder and chief executive officer of Energy Plus, and also the co-founder and chief executive officer of two consumer banks, First USA and Juniper Financial. Mr. Vague was the co-founder of Energy Plus Holding, LLC in 2007, after serving as chief executive officer of Barclaycard, US at Barclays Plc until April 4, 2007. Mr. Vague currently serves on the University of Pennsylvania Board of Trustees and the Penn Medicine Board of Trustees, and on a number of business boards including FS Energy and Power Fund. He is chair of FringeArts Philadelphia, chair of the University of Pennsylvania Press, and chair of the Abramson Cancer Center Development Leadership Council. He is also on the boards of the Franklin Institute, the Museum of the American Revolution, the Pennsylvania Academy of the Fine Arts and Visit Philadelphia. Richard is the author of The Next Economic Disaster, a book on the global economy, as well as a number of published articles on economic theory. He is also editor of the blog delanceyplace.com, which focuses on non-fiction literature. Mr. Vague received his B.S. in Communication from the University of Texas at Austin.

Our board of directors has determined that Mr. Vague should serve as a director in light of his leadership and investment experience.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of our adviser, they have certain duties as executive officers of our company arising from Maryland law, our charter and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.

Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2017 because we do not have a class of securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and executive officers, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, www.fsinvestments.com.

Any waiver of the Code of Business Conduct and Ethics may be made only by our board of directors or the audit committee and will be promptly disclosed as required by law. Any modifications to the Code of Business Conduct and Ethics will be reflected on our website.

Audit Committee

Our board of directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent and internal accountants (including compensation therefor), overseeing the integrity and audits of our financial statements reviewing the independence and performance of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Terence J. Connors, John A. Fry and Richard Vague, all of whom are “independent directors” as defined by our charter. Terence J. Connors serves as the chairman of the audit committee. Our board of directors has determined that Terence J. Connors is an “audit committee financial expert” as defined under SEC rules.

Item 11.	Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive any direct compensation from us. Furthermore, we do not compensate our executive officers under any stock based compensation plans. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of FS Real Estate Advisor or by individuals who were contracted by us or by FS Real Estate Advisor, including Rialto, to work on our behalf pursuant to the advisory agreement. Each of our executive officers is an employee of FS Real Estate Advisor, and the day-to-day investment operations and administration of our portfolio are managed by FS Real Estate Advisor. Each of these individuals receives compensation for his or her services, including services performed for us on behalf of FS Real Estate Advisor, from FS Investments or its affiliates. We will reimburse FS Real Estate Advisor for our allocable portion of expenses incurred by FS Real Estate Advisor and Rialto in performing its obligations under the advisory agreement, including personnel costs for employees who do not serve as our executive officers.

Compensation of Directors

Each of our directors who does not serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto is entitled to receive annual retainer fees, fees for participating in board and committee meetings and annual fees for serving as a committee chairperson, determined based on our NAV as of the end of each fiscal quarter. We do not pay compensation to our directors who also serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto. The following director compensation table sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2017 (in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Terence J. Connors	$—	$8	$—	$—	$—	$—	$8
John A. Fry	—	6	—	—	—	—	6
Jack A. Markell(1)	—	—	—	—	—	—	—
Richard Vague	—	6	—	—	—	—	6

Total	$—	$20	$—	$—	$—	$—	$20

(1)	Jack A. Markell became a member of the board in February 2018.

(2)	In January 2018, we granted 783 restricted shares of our restricted Class I common stock to our independent directors pursuant to our independent director restricted share plan. The grant date fair value of the stock was $25.00 per share.

The annual retainer fees, fees for participating in board and committee meetings and annual fees for serving as a committee chairperson, determined based on our NAV as of the end of each fiscal quarter, are determined as follows:

Net Asset Value	Annual Retainer	Board Meeting Fee	Audit Committee Chair Retainer	Committee Meeting Fee
$0 to $250 million	$10,000	$2,000	$5,000	$1,000
$250 million to $500 million	$25,000	$2,000	$7,500	$1,000
> $500 million	$55,000	$2,000	$10,000	$1,000

Until we achieve a net asset value of $250 million, which we refer to as the “NAV Threshold”, we will pay 100% of the applicable independent director compensation in the form of restricted shares of Class I common stock. Effective for the first calendar quarter immediately following the date that we achieve the NAV Threshold, we will pay 75% of the applicable compensation quarterly in cash in arrears, and we will pay 25% of the applicable compensation in the form of restricted shares of Class I common stock. The restricted shares of Class I common stock will be granted under, and subject to the terms and conditions of, our independent director restricted share plan, which is described below, on the third business day following the last day of the calendar quarter to which the compensation relates. We will determine the number of restricted shares to grant by dividing 100% or 25%, as applicable, of the quarterly compensation due by the per share NAV of the Class I common stock, determined as of the last day of the applicable calendar quarter, and rounding to the nearest whole number. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination service due to his or her death or disability or a change in our control.

We will also reimburse each of our directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our directors who also serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto.

Independent Director Restricted Share Plan

We have adopted a restricted share plan for our independent directors in order to increase the interest of our directors in our welfare through their participation in the growth in the value of our shares of common stock.

Our restricted share plan will be administered by the board of directors. The board of directors will have the full authority to: (1) administer and interpret the restricted share plan; (2) determine the number of shares of Class I common stock to be covered by each award; (3) determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the restricted share plan); (4) make determinations of the fair market value of shares; (5) waive any provision, condition or limitation set forth in an award agreement; (6) delegate its duties under the restricted share plan to such agents as it may appoint from time to time; and (7) make all other determinations, perform all other acts and exercise all other powers and authority necessary or advisable for administering the restricted share plan, including the delegation of those ministerial acts and responsibilities as the board of directors deems appropriate. The total number of shares of Class I common stock that may be issued under the restricted share plan will not exceed 5.0% of the total shares common stock available in connection with our primary offering, and in any event will not exceed 200,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The maximum aggregate number of Class I shares associated with any award granted under the plan in any calendar year to any one independent director is 10,000.

Restricted share awards entitle the recipient to shares of Class I common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s service with us or our affiliates. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Pursuant to the form of award agreement approved by the board of directors, holders of restricted shares may receive distributions prior to the time that the restrictions on the restricted shares have lapsed, but such distributions shall be subject to the same restrictions as the underlying restricted shares.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers, and we have no employees. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	200,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	200,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 12, 2018, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 12, 2018, there were a total of 1,344,681 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. Except as noted below, to our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security. The address for each of the persons named below is in care of our principal executive offices at 201 Rouse Boulevard, Philadelphia, PA 19112.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Shares
	5% Stockholders
Class S	Franklin Square Holdings, L.P.(1)	319,071	23.7%
Class S	Rialto Investments, LLC	424,847	31.6%
Class S	Michael C. Forman(1)	400,437	29.8%
	Directors and Executive Officers
Class S	Michael C. Forman(1)	400,437	29.8%
Class S	William Goebel	203	*
Class S	Zachary Klehr	20,327	1.5%
Class S	Stephen S. Sypherd	2,028	*
	James Volk	—	—
Class S	David J. Adelman(1)	323,194	24.0%
	Jeffrey Krasnoff	—	—
Class S	Terence J. Connors	2,028	*
Class I(2)	Terence J. Connors	301	*
Class I(2)	John A. Fry	241	*
	Jack A. Markell	—	—
Class S	Richard Vague	4,065	*
Class I(2)	Richard Vague	241	*

	All directors and executive officers as a group(3)	433,994	32.3%

*	Less than one percent.

(1)	The Class S shares owned by Franklin Square Holdings, L.P. are deemed to be beneficially owned by Michael C. Forman and David J. Adelman.

(2)	Shares issued pursuant to our director restricted share plan and are subject to vesting.

(3)	Includes Class S shares owned by Franklin Square Holdings, L.P. deemed to be beneficially owned by Michael C. Forman and David J. Adelman.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our charter and committee charters require a majority of the members of our board, all members of our audit committee, and a majority of the members of any other committee established by our board, to be “independent directors” in accordance with the criteria in our charter, bylaws, the applicable rules of the SEC. As required by the NASAA REIT Guidelines, our charter provides that an independent director means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our adviser by virtue of (i) ownership of an interest in our sponsor, our adviser or any of their affiliates, (ii) employment by our sponsor, our adviser or any of their affiliates, (iii) service as an officer or director of our sponsor, our adviser or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs organized by our sponsor or advised by our adviser or (vi) maintenance of a material business or professional relationship our sponsor, our adviser or any of their affiliates. Based upon its review, our board has affirmatively determined that each of Messrs. Connors, Fry, Markell and Vague are “independent directors” under all applicable standards for independence, including with respect to committee service on our audit committee.

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2017 and currently proposed transactions involving us, our directors, our adviser, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.

Our Relationship with Our Adviser and Sponsor

We are externally managed by our adviser pursuant to our advisory agreement. The adviser is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board. Our adviser is an affiliate of our sponsor. All of our officers are employees of our adviser or its affiliates. We have and will continue to have certain relationships with our adviser and its affiliates.

The Advisory Agreement

Our board of directors has ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our business. Pursuant to the advisory agreement, our board of directors has delegated to our adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that our adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the advisory agreement.

Services

Pursuant to the terms of the advisory agreement, our adviser is responsible for, among other things:

•

managing and supervising the development of our public offering, and any subsequent offerings, including determination of the specific terms of our securities, approval of marketing materials and negotiating and coordinating the other agreements and services related to our offering;

•	serving as an investment and financial adviser to us and obtaining market research and economic and statistical data in connection with our investment objectives and policies;

•

identifying, sourcing, evaluating and monitoring our investment opportunities consistent with our investment objectives and policies, including but not limited to, locating, analyzing and selecting potential investments and, within the discretionary limits and authority granted to our adviser by the board of directors, making investments in and dispositions of our assets;

•

structuring and conducting negotiations on our behalf with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	providing us with portfolio management and other related services;

•	serving as our adviser with respect to decisions regarding any of our financings and hedging strategies;

•	engaging and supervising, on our behalf and at our expense, various service providers;

•	providing asset management services, including but not limited to, daily management services, monitoring and supervising our investments and our management and operational functions;

•

providing accounting and administrative services, including but not limited to, the performance of administrative functions required for our day to day operations, including the calculation at the end of each business day of our daily NAV value; and

•	managing our communications with our stockholders, including written and electronic communications, and establishing technology infrastructure to assist in supporting and servicing our stockholders.

The above summary is provided to illustrate the material functions which our adviser will perform for us and it is not intended to include all of the services which may be provided to us by our adviser or third parties.

Fees and Expenses

Base Management Fee. As compensation for the services provided pursuant to the advisory agreement, we pay our adviser a base management fee of 1.25% of NAV per annum attributable to the shares subject to the management fee payable quarterly and in arrears. In calculating our management fee, we use our NAV before giving effect to accruals for the management fee, stockholder serving fees or any distributions payable on our shares.

Performance Fee. As compensation for services provided pursuant to the advisory agreement, we also pay our adviser a performance fee. The performance fee is calculated and payable quarterly in arrears in an amount equal to 10.0% of our Core Earnings (defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.50%. As a result, our adviser does not earn a performance fee for any quarter until our Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to the our share repurchase plan. Once our Core Earnings in any quarter exceed the hurdle rate, our adviser will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until our Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, our adviser is entitled to receive 10.0% of our Core Earnings. Class S shares do not pay the performance fee. “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class T-C, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between our adviser and our independent directors and approved by a majority of our independent directors.

Origination Fees. Our adviser and the sub-adviser may retain origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to the adviser or sub-adviser or indirectly through us.

Expense Reimbursement. The advisory agreement provides that we must reimburse our adviser and the sub-adviser for out-of-pocket costs and expenses each of them incurs in connection with the services provided to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of our registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our adviser, (2) the actual out-of-pocket cost of goods and services used by us and obtained from third parties, including audit, accounting, legal, brokerage, underwriting, listing and registration fees, (3) expenses of managing, improving, developing, operating and selling our direct and indirect investments and of other transactions related thereto, including prepayments, maturities, workouts and other settlements of such investments, (4) subject to limitations in our charter, expenses related to the acquisition and disposition of our investments, including the selection and evaluation of investment assets, (5) personnel and related employment costs incurred by our adviser, the sub-adviser or their respective affiliates in performing their services under the advisory agreement and the sub-advisory agreement, including reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services, provided that such reimbursement in this clause (5) shall exclude any personnel costs of employees that serve as our executive officers, and (6) out-of-pocket expenses in connection with (i) our compliance with applicable law and regulations, (ii) communications and services provided to our stockholders, (iii) insurance required in connection with our business or by our directors and executive officers, and (iv) payments to our directors and meetings of our directors and of our stockholders. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, expenses and taxes related to the filing, registration and qualification of the sale of our common stock under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees).

The advisory agreement provides that we must reimburse our adviser or the sub-adviser for reimbursable expenses no less than quarterly. Our adviser prepares a statement documenting our quarterly expenses and deliver such statement to us within 45 days after the end of each quarter. Notwithstanding the foregoing, the advisory agreement provides that our adviser has agreed to fund all of our offering and organizational costs until we have raised $250 million in aggregate gross proceeds from our offering. From and after the date we raise $250 million in gross proceeds in our public offering, we will reimburse our adviser for any organization and offering expenses that it or the sub-adviser has incurred on our behalf, up to a cap of 0.75% of the gross proceeds of our public offering in excess of $250 million.

Limitations on Reimbursement. Notwithstanding the foregoing, commencing with the later of the fourth fiscal quarter after we have commenced material operations or the effective date of our public offering, to the extent that our total operating expenses in any four consecutive fiscal quarters exceed the 2%/25% limitation set forth in our charter we will not reimburse our adviser or the sub-adviser unless our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or we will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. Each such determination will be recorded in the minutes of a meeting of our board of directors. As of December 31, 2017, we were in compliance with the 2%/25% limitation set forth in our charter.

Reimbursement by the Adviser. The advisory agreement provides that within 60 days after the end of the month in which our primary offering terminates, to the extent we have incurred total organization and offering expenses, selling commissions, dealer manager fees and stockholder servicing fees in excess of 15.0% of the gross proceeds from our primary offering, our adviser will reimburse us for such excess amount.

Indemnification

In addition to the management fee, performance fee and expense reimbursements, we have agreed to indemnify and hold harmless our adviser, the sub-adviser and their respective affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the advisory agreement, subject to certain limitations. The advisory agreement provides that FS Real Estate Advisor and its officers, managers, controlling persons and any other person or entity affiliated with it acting as our agent will not be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by FS Real Estate Advisor or such other person, nor will FS Real Estate Advisor or such other person be held harmless for any loss or liability suffered by us, unless: (1) FS Real Estate Advisor or such other person has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (2) FS Real Estate Advisor or such other person was acting on behalf of or performing services for us; (3) the liability or loss suffered was not the result of negligence or misconduct by FS Real Estate Advisor or such other person acting as our agent; and (4) the indemnification or agreement to hold FS Real Estate Advisor or such other person harmless for any loss or liability is only recoverable out of our net assets and not from our stockholders.

Term and Termination Rights

The term of the advisory agreement is for one year, subject to renewals by mutual consent of us and our adviser for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our adviser before approving the renewal of the advisory agreement. The advisory agreement may be terminated: (i) immediately by us (1) for “Cause,” (2) upon the bankruptcy of our adviser, or (3) upon a material breach of the advisory agreement by our adviser; (ii) upon 60 days’ written notice by us without Cause or penalty upon the vote of a majority of our independent directors; (iii) upon 60 days’ written notice by our adviser; or (iv) immediately by our adviser for “Good Reason.”

“Cause” is defined in the advisory agreement to mean (i) fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by our adviser, (ii) a material breach of the advisory agreement by our adviser, (iii) a failure by our adviser to dedicate the personnel and financial resources necessary to effectively manage us, or perform its respective duties and obligations under the advisory agreement, or (iv) a sustained material degradation in the brand or reputation of our adviser’s parent and sponsor, Franklin Square Holdings, L.P. “Good Reason” is defined in the advisory agreement to mean any material breach of the advisory agreement by us of any nature whatsoever.

In the event the advisory agreement is terminated, our adviser will be entitled to receive from us, within thirty (30) days after the effectiveness of such termination, all unpaid reimbursements of expenses and all earned but unpaid fees payable to our adviser prior to the termination of the advisory agreement. In addition, upon the termination or expiration of the advisory agreement, our adviser will cooperate with us in order to provide an orderly transition of advisory functions.

Expense Limitation Agreement

We have entered into an expense limitation agreement with our adviser and the sub-adviser, which we refer to as the Expense Limitation Agreement, pursuant to which our adviser and the sub-adviser have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses (defined below) for such quarter to the extent such expenses exceed 1.5% per annum of our average daily net assets attributable to each of our classes of common stock. “Ordinary operating expenses” for each class of common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to our board of directors, loan servicing expenses, administrative services expenses, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) advisory fees, (b) interest expense and other financing costs, (c) taxes, (d) distribution or shareholder servicing fees and (e) unusual, unexpected and/or nonrecurring expenses. We repay our adviser or the sub-adviser on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

The Expense Limitation Agreement will remain in effect for 12 months from the effective date of our public offering, and will continue in effect for successive 12-month periods provided that such continuance is specifically approved at least annually by a majority of the board of directors and by our adviser and the sub-adviser. The Expense Limitation Agreement may not be terminated by our adviser or the sub-adviser, but may be terminated by our board of directors on written notice to our adviser and the sub-adviser.

Dealer Manager Agreement

We are party to a dealer manager agreement with our dealer manager pursuant to which the dealer manager has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the dealer manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and other financial advisors. The dealer manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The dealer manager also serves as the placement agent for our private offerings of Class S and Class Y shares pursuant to placement agreements. The dealer manager does not receive any compensation pursuant to these agreements.

Upfront Selling Commissions and Dealer Manager Fees

Class T Shares. Subject to any discounts described below, the dealer manager is entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 1.25%, of the purchase price per share of each Class T share sold in the primary offering. The dealer manager reallows (pays) these fees to participating broker-dealers, unless a particular broker-dealer declines to accept some portian of the fees they are otherwise eligible to receive in which case such portion may be retained.

Class T-C Shares. Subject to any discounts described below, the dealer manager will be entitled to receive upfront selling commissions of up to 3.0% of the purchase price per share of each Class T-C share sold in the primary offering. The dealer manager reallows (pays) these fees to participating broker-dealers, unless a particular broker-dealer declines to accept some portian of the fees they are otherwise eligible to receive in which case such portion may be retained.

A subscriber’s ability to receive a fee waiver or fee discount may depend on the financial advisor or broker-dealer through which it purchases Class T or Class T-C shares. Selling commissions and dealer manager fees may be lower for certain participating broker-dealers. An investor qualifying for a discount or fee waiver will receive a higher percentage return on his or her investment than investors who do not qualify for such discount or fee waiver.

Class D, Class M, Class I, Class S and Class Y Shares. No selling commissions or dealer manager fees are be paid with respect to Class D, Class M, Class I, Class S and Class Y shares sold in our public offering.

Stockholder Servicing Fees-Class T, Class T-C, Class D and Class M Shares

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the dealer manager a stockholder servicing fee over time with respect to our outstanding Class T, Class T-C, Class D and Class M shares equal to 1.0%, 0.85%, 0.3% and 0.3%, respectively, per annum of the aggregate NAV of our outstanding shares of the applicable class. We do not pay a stockholder servicing fee with respect to our outstanding Class I, Class S or Class Y shares.

The stockholder servicing fees is paid monthly in arrears. The dealer manager reallows (pays) stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and waives stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because stockholder servicing fees with respect to Class T, Class T-C, Class D and Class M shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying stockholder servicing fees with respect to each Class T, Class T-C and Class M share held in a stockholder’s account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would exceed 7.25% (or a lower limit for shares sold by certain participating broker-dealers) of the gross proceeds from the sale of shares in such account. Similarly, we will cease paying stockholder servicing fees with respect to each Class D share held in a stockholder’s account at the end of the month when the total underwriting compensation from the stockholder serving fee paid with respect to such account equals 1.25% (or a lower limit for shares sold by certain participating broker-dealers) of gross proceeds from the sale of shares in such account. We refer to these amounts as the sales charge cap. In the case where there is a limit lower than 7.25% or 1.25%, as applicable, the agreement between our dealer manager and the participating broker-dealer of record in effect at the time such shares were first issued to such account sets forth the lower limit and our dealer manager adviser our transfer agent of the lower limit in writing.

In addition, we will cease paying stockholder servicing fees on each Class T share, Class T-C share, Class D share and Class M share held in a stockholder’s account and each such share will convert to Class I shares on the earlier to occur of the following: (i) a listing of Class I shares on a national securities exchange; (ii) the sale or other disposition of all or substantially all of our assets or our merger or consolidation with or into another entity in a transaction in which holders of Class T, Class T-C, Class D or Class M shares receive cash and/or shares of stock that are listed on a national securities exchange; or (iii) the date following the completion of our public offering on which, in the aggregate, underwriting compensation from all sources in connection with our public offering, including selling commissions, dealer manager fees, stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Eligibility to receive stockholder servicing fees is conditioned on a broker-dealer providing the following ongoing services with respect to the Class T, Class T-C, Class D and Class M shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request and assistance with share repurchase requests. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the dealer manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.

Other Compensation

We or our adviser may also pay directly, or reimburse the dealer manager if the dealer manager pays on our behalf, any organization and offering expenses (other than selling commissions, dealer manager fees and stockholder servicing fees).

Term of the Dealer Manager Agreement

Either party may terminate the dealer manager agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the dealer manager agreement. Our obligations under the dealer manager agreement to pay the stockholder servicing fees with respect to the shares distributed in our public offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (or until such shares have been converted into Class I shares.

Indemnification

To the extent permitted by law and our charter, we are required to indemnify the participating broker-dealers and the dealer manager against some civil liabilities, including certain liabilities under the Securities Act, and liabilities arising from an untrue statement of material fact contained in, or omission to state a material fact in, this prospectus or the registration statement of which this prospectus is a part, blue sky applications or approved sales literature.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2017, there were no fees paid to affiliates of our adviser for other services. See Note 5 to our consolidated financial statements included herein for additional information regarding fees payable (incurred) to our adviser as of December 31, 2017.

Fees and Reimbursements Paid to Our Adviser, Sub-Adviser, and Dealer Manager

The following table sets forth the fees and expenses paid or payable (incurred) to our adviser, sub-adviser, and dealer manager related to the year ended December 31, 2017, and the amount payable at December 31, 2017, regardless of when incurred.

Organization and Offering Stage	Year ended December 31, 2017	Payable at December 31, 2017
Selling commissions	$—	$—
Dealer manager fees	$—	$—
Stockholder servicing fees	$—	$—
Other compensation – dealer manager	$—	$—
Reimbursement of organization and offering expenses	$—	$—

Acquisition and Operating Stage	Year ended December 31, 2017	Payable at December 31, 2017
Base management fee	$—	$—
Performance fee	$—	$—
Origination fee(1)	$530	$—
Reimbursement of organization and offering expenses	$—	$—
Reimbursement of operating expenses	$—	$341
Reimbursement for out-of-pocket acquisition expenses	$—	$59

(1)	Originations fees are paid directly by the borrower to the adviser or sub-adviser and not by us.

Related Party Transaction Policies

Review of Transactions by our Independent Directors

Every transaction that we enter into with our adviser, the sub-adviser, or their respective affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with such affiliate or in invoking powers, rights or options pursuant to any agreement between us and our adviser or any of its affiliates. In order to reduce or eliminate certain potential conflicts of interest, our charter requires that certain transactions are to be reviewed by our independent directors. Our independent directors are permitted to retain their own legal and financial advisors in connection with any review that they are obligated to undertake pursuant to the terms of our charter.

Among the matters we expect our independent directors to review are:

•	the continuation, renewal or enforcement of our agreements with our adviser and its affiliates, including the advisory agreement;

•	the continuation, renewal or enforcement of our agreements with our dealer manager and its affiliates, including the dealer manager agreement;

•	public offerings of securities;

•	transactions with affiliates;

•	compensation of our executive officers and directors who are affiliated with our adviser; and

•	whether and when we seek to complete a liquidity event.

Our charter contains many other restrictions relating to conflicts of interest including the following:

Advisor Compensation. Our independent directors must evaluate at least annually whether the fees and expenses of the company, including the compensation that we contract to pay to our adviser and its affiliates are reasonable in light of our investment performance, net assets, net income and the fees and expenses of other comparable REITs, and in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors supervise the performance of our adviser and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being carried out. Our independent directors base this evaluation on the factors set forth below as well as any other factors they deem relevant, and such findings will be recorded in the minutes of the board of directors:

•	the amount of the fees paid to our adviser and its affiliates in relation to the size, composition and performance of our investments;

•	the success of our adviser in generating appropriate investment opportunities;

•	the rates charged to other REITs and others by advisors performing similar services;

•	additional revenues realized by our adviser and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by our adviser and its affiliates;

•	the performance of our investment portfolio; and

•	the quality of our portfolio relative to the investments generated by our adviser for its own account and for its other clients.

Term of Advisory Agreement. According to our charter, each contract for the services of our adviser may not exceed one year, although there is no limit on the number of times that a particular advisor may be retained. The independent directors of our board of directors or our adviser may terminate the advisory agreement without cause or penalty on 60 days’ written notice. For purposes of that charter provision, “without penalty” means that we can terminate our adviser without having to compensate our adviser for income lost as a result of the termination of the advisory agreement.

Mortgage Loans Involving Affiliates. Our charter prohibits us from investing in or making mortgage loans in which the transaction is with our sponsor, our adviser or our directors or any of their respective affiliates unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any mortgage or equity interest of our sponsor, our adviser, our directors or any of our affiliates.

Other Transactions Involving Affiliates. According to our charter, a majority of the members of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction must conclude that all other transactions, including sales and acquisitions of assets and any joint ventures, between us and our sponsor, our adviser, our directors or any of their respective affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In the case of an asset purchase, a majority of our disinterested directors, including a majority of our disinterested independent directors, must also determine that the purchase is at a price to us no greater than the cost of the asset to our sponsor, our adviser, the director or the affiliate or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event will the purchase price paid by us for any such asset exceed the asset’s current appraised value.

Limitation on Operating Expenses. According to our charter, commencing on the earlier of four fiscal quarters after we have commenced material operations or the effective date of our public offering, our adviser must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors that they deem sufficient. Any findings and the reasons in support thereof shall be reflected in the minutes of the meeting of the board. Within 60 days after the end of any of our fiscal quarters for which total operating expenses exceeded 2% of average invested assets or 25% of net income, whichever is greater, we shall send to the stockholders a written disclosure of such fact together with an explanation or the factors the independent members of our board of directors considered in arriving at the conclusion that such higher operating expenses were justified. In the event the independent members of our board of directors do not determine such excess expenses are justified, the adviser shall reimburse us at the end of the 12-month period the amount by which the aggregate annual expenses paid or incurred by us exceed the limitation provided herein. “Average invested assets” means, for any period, the average of our aggregate book value of the assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting reserves for depreciation or bad debts or other similar non-cash reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during such period. “Total operating expenses” means all expenses of every character paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding; (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) incentive fees to the extent permitted by our charter; (f) acquisition fees and expenses; (g) real estate commissions and (h) other fees and expenses connected with the acquisition, disposition, management and ownership of our investments (including insurance premiums and legal services).

Issuance of Options and Warrants to Certain Affiliates. According to our charter, we may not issue options or warrants to purchase our stock to our sponsor, our adviser, our directors or officers or any of their respective affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of a majority of our independent directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our sponsor, our adviser, our directors or any of their respective affiliates shall not exceed an amount equal to 10% of our outstanding stock on the date of grant.

Repurchase of Our Shares. Our charter prohibits us from paying a fee to our adviser or our directors or officers or any of their affiliates in connection with the repurchase of our stock.

Loans. We do not make any loans to our sponsor, our adviser or our directors or any of their respective affiliates except for certain mortgage loans described above and loans to wholly owned subsidiaries. In addition, we do not borrow from these affiliates unless a majority of our independent directors, including a majority of disinterested independent directors, approves the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These charter restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our adviser or its affiliates.

Reports to Stockholders. Our charter requires that we prepare an annual report and deliver it to our stockholders within 120 days after the end of each fiscal year. Our board of directors takes reasonable steps to ensure that these requirements are met. Among the matters that must be included in the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;

•	the ratio of the costs of raising capital during the year to the capital raised;

•	the aggregate amount of advisory fees and the aggregate amount of other fees paid to our adviser and any affiliate of our adviser by us or third parties doing business with us during the year;

•	our total operating expenses for the year, stated as a percentage of our average invested assets and as a percentage of our net income;

•	a report from our independent directors that the policies being followed by us are in the best interests of our stockholders and the basis for such determination; and

•

separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and our adviser, a director or any affiliate thereof during the year.

Voting of Shares Owned by Affiliates. According to our charter, our adviser or a director or any of their respective affiliates may not vote their shares regarding (i) the removal of any of these affiliates or (ii) any transaction between them and us. In determining the requisite percentage in interest of shares necessary to approve a matter on which these persons may not vote or consent, any shares owned by any of them will not be included.

Item 14.	Principal Accountant Fees and Services.

Independent Auditors

During the year ended December 31, 2017, Ernst & Young, LLP served as our independent registered public accounting firm. Ernst & Young, LLP has served as our independent registered public accounting firm since our formation. Effective as of, March 9, 2018, the audit committee engage Ernst & Young, LLP as our independent auditors to audit our financial statements for the year ended December 31, 2018. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Audit and Non-Audit Fees

The following table set forth the aggregate fees billed to us for services performed for the fiscal years ended December 31, 2017 and 2016 by our independent registered public accounting firm, Ernst & Young, LLP:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2017
Audit fees	$35,000	$150,000
Audit-related fees	—	112,500
Tax fees	—	30,000
All other fees	—	—

Total	$35,000	$292,500

For purposes of the preceding table, Ernst & Young, LLP’s professional fees are classified as follows:

•

Audit fees—These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, registration statements filed with the SEC, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm for the year ended December 31, 2017 was pre-approved by the audit committee of our board, which concluded that the provision of such services by Ernst & Young, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services and related fees. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by our audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Our audit committee may delegate pre-approval authority to one or more of its members, provided that any decision made by such delegate must be presented to our audit committee at its next regularly-scheduled meeting. Our audit committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	72

(3)	See b. below.

b. Exhibits

Please note that the agreements included as exhibits to this Annual Report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Credit Real Estate Income Trust, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037))

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit A of the Registrant’s Supplement dated February 9, 2018 to Prospectus dated September 11, 2017, as filed by the Registrant with the SEC on February 9, 2018 (file number 333-216037)

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on December 11, 2017 (file number 333-216037))

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.2	Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.3	Form of Selected Dealer Agreement (included as Exhibit A to the Dealer Manager Agreement) (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037))

10.5	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.6	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037))

10.7	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.8	Expense Limitation Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.9	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.10	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.11	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017 (file number 333-216037))

10.12	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

10.13	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

21.1*	Subsidiaries of the Registrant

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

c. Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Michael C. Forman and William Goebel, and each of them with full power to act without the other and with full power of substitution and resubstitution, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2018	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 22, 2018	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date: March 22, 2018	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 22, 2018	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 22, 2018	/s/ JOHN A. FRY
John A. Fry Director

Date: March 22, 2018	/s/ RICHARD VAGUE
Richard Vague Director

Date: March 22, 2018	/s/ JACK A. MARKELL
Jack A. Markell Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the registrant’s stockholders, and the registrant does not presently contemplate sending any annual report, other than the Annual Report on Form 10-K to which this supplemental information is attached, to the registrant’s stockholders subsequent to the filing of this Annual Report on Form 10-K. The registrant presently contemplates sending proxy materials to the registrant’s stockholders subsequent to the filing of this report and shall furnish copies of any such proxy materials to the Commission when sent to the registrant’s stockholders.