Form 10-Q
period 2018-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2018-05-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.

As of May 11, 2018 there were 1,559,212 outstanding shares of Class S common stock, 192,626 outstanding shares of Class Y common stock, 689 outstanding shares of Class T common stock, 400 outstanding shares of Class T-C common stock, 600 outstanding shares of Class D common stock, 400 outstanding shares of Class M common stock and 42,150 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item	1. Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$1,409	$442
Restricted cash	2,373	2,000
Loans receivable	79,108	49,929
Reimbursement due from sponsor	356	541
Interest receivable	239	141

Total assets	$83,485	$53,053

Liabilities
Repurchase agreements payable (net of deferred financing costs of $757 and $452, respectively)	$48,180	$22,798
Due to related party	100	341
Interest payable	96	39
Other liabilities	803	536

Total liabilities	49,179	23,714

Commitments and contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 1,158,277 and 988,801 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	12	10
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 192,242 and 191,114 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 41,278 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	0	—
Class T common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class T-C common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	34,759	29,514
Retained earnings (accumulated deficit)	(467)	(187)

Total stockholders’ equity	34,306	29,339

Total liabilities and equity	$83,485	$53,053

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Net interest income
Interest income	$965	$—
Less: Interest expense	(548)	—

Net interest income	417	—

Other expenses
General and administrative expenses	471	—
Less: Expense limitation	(356)	—

Net other expenses	115	—

Net income	$302	$—

Per share information—basic and diluted
Net income (loss) per share of common stock (earnings per share)	$0.24	$—

Weighted average common stock outstanding	1,256,174	8,000

Distributions declared per share of common stock	$0.45	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance as of December 31, 2017	1,179,915	$12	$29,514	$(187)	$29,339
Issuance of common stock	193,534	2	4,793	—	4,795
Stockholder distributions	—	—	—	(582)	(582)
Reinvestment of stockholder distributions	18,348	—	452	—	452
Net income (loss)	—	—	—	302	302

Balance as of March 31, 2018	1,391,797	$14	$34,759	$(467)	$34,306

Balance as of December 31, 2016	8,000	$0	$200	$—	$200
Issuance of common stock	—	—	—	—	—

Balance as of March 31, 2017	8,000	$0	$200	$—	$200

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$302	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(69)	—
Amortization of deferred financing costs	196	—
Changes in assets and liabilities
Reimbursement due from sponsor	185	—
Interest receivable	(98)	—
Due to related party	(241)	—
Interest payable	57	—
Other liabilities	267	—

Net cash provided by (used in) operating activities	599	—

Cash flows used in investing activities
Origination and fundings of loans receivable	(29,110)	—

Net cash used in investing activities	(29,110)	—

Cash flows from financing activities
Issuance of common stock	4,795	—
Reinvestment of stockholder distributions	452	—
Stockholder distributions	(582)	—
Borrowings under repurchase agreements	25,687	—
Payment of deferred financing costs	(501)	—

Net cash provided by (used in) financing activities	29,851	—

Total increase (decrease) in cash, cash equivalents and restricted cash	1,340	—
Cash, cash equivalents and restricted cash at beginning of period	2,442	200

Cash, cash equivalents and restricted cash at end of period	$3,782	$200

Supplemental disclosure
Payments of interest	$295	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class S common stock and previously conducted a private offering of its Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of March 31, 2018. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All significant intercompany transactions have been eliminated in consolidation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to the Company’s repurchase facility.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$1,409	$200
Restricted cash	2,373	—

Total cash, cash equivalents and restricted cash	$3,782	$200

Loans Receivable and Provision for Loan Losses: The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. The Company is required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company writes down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates. FS Real Estate Advisor and Rialto perform a quarterly review of the Company’s portfolio of loans.

In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk

2	Low Risk

3	Medium Risk

4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss

5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments: Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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

Certain of the Company’s other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor.

The Company is also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in the Company’s consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•	Loans receivable, net: The fair values for these loans were estimated by FS Real Estate Advisor based on discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently been priced.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred (see Note 5). During the period from November 7, 2016 (Inception) to March 31, 2018, the Company incurred organization costs of $243, which were paid on its behalf by FS Investments (see Note 5).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to March 31, 2018, the Company incurred offering costs of $3,480, which were paid on its behalf by FS Investments (see Note 5).

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the period from November 7, 2016 (Inception) to March 31, 2018, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class T-C, Class D and Class M common stock as described in Note 5. The Company will record stockholder servicing fees as a reduction to additional paid-in capital and record the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class T-C, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on the its consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Number of loans	6	3
Principal balance	$78,989	$49,850
Net book value	$79,108	$49,929
Unfunded loan commitments(1)	$14,118	$12,620
Weighted-average cash coupon(2)	6.18%	5.63%
Weighted-average all-in yield(2)	6.40%	6.28%
Weighted-average maximum maturity (years)(3)	3.6	3.5

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)	As of March 31, 2018 and December 31, 2017, the Company’s floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the three months ended March 31, 2018 and 2017, the activity in the Company’s loan portfolio was as follows:

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$49,929	$—
Loan fundings	29,110	—
Sales and repayments	—	—
Realized gain (loss) on sale of loans receivable	—	—
Accretion/amortization of discount, premium and other fees	69	—

Balance at end of period	$79,108	$—

As of March 31, 2018, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of March 31, 2018 or December 31, 2017.

Subsequent Activity

During the period from April 1, 2018 through the date the unaudited consolidated financial statements were issued, the Company closed on three senior floating-rate mortgage loans and one mezzanine loan of which $60,800 and $2,464, respectively, was funded at closing. The Company funded the purchases of these loans with cash on hand and $45,600 in proceeds from the GS-1 Facility.

Note 4. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.45%	$23,250	$51,750	2.8
GS-1 Facility(4)	Repurchase	3.93%	25,687	74,313	4.5

Total			$48,937	$126,063

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.
(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $38,889 and $38,750, respectively.
(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $35,038 and $35,031, respectively.

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facility. Each transaction under the facility has its own specific terms.
(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $38,836 and $38,845, respectively.

The Company’s average borrowings for the three months ended March 31, 2018 and the period from September 13, 2017 (Commencement of Operations) through December 31, 2017 was $32,766 and $23,090, respectively.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, or WF-1, entered into a Master Repurchase and Securities Contract, or the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The initial maximum amount of financing available under the WF-1 Facility is $75,000. If the Company meets a certain equity capital threshold, this amount, with the consent of Wells Fargo, may be increased to $150,000 or, either directly or after an initial increase to a maximum amount of $150,000, to $200,000. Each transaction under the WF-1 Facility will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

WF-1 remains exposed to the credit risk of each asset sold to Wells Fargo under the WF-1 Facility, because WF-1 must repurchase each asset on a date mutually agreed by the parties at the time of its sale to Wells Fargo, and in any event no later than such asset’s maturity date. The Company has accounted for these transactions as secured borrowings.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

The Company incurred costs of $658 in connection with obtaining the WF-1 Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $284 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company will guarantee its subsidiary’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company’s subsidiary is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than (x) before it has achieved the equity capital threshold, the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (y) after it has achieved the equity capital threshold, the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than (x) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (y) thereafter, 7.5% of the amount outstanding under the WF-1 Facility. As of March 31, 2018, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The initial maximum amount of financing available under the GS-1 Facility is $100,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $125,000 and thereafter to $250,000. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

GS-1 remains exposed to the credit risk of each asset sold to Goldman Sachs under the GS-1 Facility, because GS-1 must repurchase each asset on a date mutually agreed by the parties at the time of its sale to Goldman Sachs, and in any event no later than such asset’s maturity date. The Company has accounted for these transactions as secured borrowings.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than (a) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (b) thereafter, 7.5% of the amount outstanding under the GS-1 Facility. As of March 31, 2018, the Company was in compliance with these covenants.

The Company incurred costs of $501 in connection with obtaining the GS-1 Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $473 had yet to be amortized to interest expense.

Note 5. Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the amended and restated advisory agreement dated as of August 30, 2017, or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee that accrues daily equal to 1/365th of 1.25% of the NAV for the Company’s Class T, Class T-C, Class D, Class M and Class I shares for such day, payable quarterly and in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class S or Class Y shares.

FS Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company’s Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company’s Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company’s Core Earnings.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class Y, Class T, Class T-C, Class D, Class M and Class I shares, computed in accordance with GAAP (provided that net income (loss) attributable to Class Y stockholders shall be reduced by an amount equal to the base management fee that would have been paid if Class Y shares were subject to such fee), including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and the Company’s independent directors and approved by a majority of the Company’s independent directors. The performance fee is a class-specific expense. No performance fee is paid on the Company’s Class S shares.

Pursuant to the amended and restated sub-advisory agreement dated as of August 30, 2017, or the sub-advisory agreement, Rialto will receive 50% of all base management fees and performance fees payable to FS Real Estate Advisor.

The Company reimburses FS Real Estate Advisor and Rialto for their actual costs incurred in providing administrative services to the Company. FS Real Estate Advisor and Rialto are required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors reviews the amount of the administrative services expenses reimbursable to FS Real Estate Advisor and Rialto to determine whether such amounts are reasonable in relation to the services provided. The Company will not reimburse FS Real Estate Advisor or Rialto for any services for which it receives a separate fee or for any administrative expenses allocated to employees to the extent they serve as executive officers of the Company.

FS Investments funded the Company’s organization and offering costs in the amount of $243 and $3,480, respectively for the period from November 7, 2016 (Inception) to March 31, 2018. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the three months ended March 31, 2018, $241 of these costs were reimbursed to FS Investments.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the dealer manager agreement dated as of September 7, 2017, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 1.25% of the purchase price of each Class T share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0% of the purchase price per Class T-C share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company will also reimburse FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company’s public offering.

No selling commissions or dealer manager fees will be payable on the sale of Class D, Class M, Class I, Class S or Class Y shares or on shares of any class sold pursuant to the Company’s distribution reinvestment plan.

Subject to the limitations described below, the Company will pay FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

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

The Company will not pay a stockholder servicing fee with respect to its Class I, Class S or Class Y shares. The dealer manager will re-allow stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive (pay back to the Company) stockholder servicing fees to the extent a broker-dealer is not eligible or otherwise declines to receive all or a portion of such fees.

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

In addition, the Company will cease paying stockholder servicing fees on each Class T share, Class T-C share, Class D share and Class M share held in a stockholder’s account and each such share will convert to Class I shares on the earlier to occur of the following: (i) a listing of Class I shares on a national securities exchange; (ii) the sale or other disposition of all or substantially all of the Company’s assets or the Company’s merger or consolidation with or into another entity in a transaction in which holders of Class T, Class T-C, Class D or Class M shares receive cash and/or shares of stock that are listed on a national securities exchange; or (iii) the date following the completion of the Company’s public offering on which, in the aggregate, underwriting compensation from all sources in connection with the Company’s public offering, including selling commissions, dealer manager fees, stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from its primary offering.

FS Investment Solutions also serves as the placement agent for the Company’s private offerings of Class S and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

The following table describes the fees and expenses accrued under the advisory agreement during the three months ended March 31, 2018:

Related Party	Source Agreement	Description	Three Months Ended March 31, 2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$0
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(2)	$240

(1)	During the three months ended March 31, 2018, less than $1 of base management fees were accrued by the Company.
(2)	During the three months ended March 31, 2018, $231 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

Expense Limitation Agreement

The Company has entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average daily net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived. During the three months ended March 31, 2018, the Company accrued $356 for reimbursement of expenses that FS Real Estate Advisor and Rialto has agreed to pay and was reimbursed $541 by FS Real Estate Advisor for expenses previously accrued during the year ended December 31, 2017. As of March 31, 2018, $897 of reimbursements may become subject to repayment by the Company to FS Real Estate Advisor and Rialto in the future.

Investment Activity

During the year ended December 31, 2017, the Company purchased a $9,500 floating-rate whole mortgage loan from an affiliate of Rialto at cost. The purchase was approved by the Company’s board of directors, including all of the independent directors, in accordance with the Company’s charter.

Capital Contributions by FS Investments and Rialto

In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of FS Investments, contributed an aggregate of $200 to purchase 8,000 Class S shares at the price of $25.00 per share. These individuals will not tender these shares of common stock for repurchase as long as FS Real Estate Advisor remains the Company’s adviser. FS Investments is controlled by Mr. Forman, the Company’s president and chief executive officer, and Mr. Adelman.

In addition, the Company is conducting a private placement of its Class S shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by the FS Investments and Rialto collectively intend to purchase $50,000 of the Company’s Class S shares As of March 31, 2018, $26,000 of the total commitment of $50,000 in Class S shares has been purchased by FS Investments, Rialto or their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto.

In addition to the $50,000 commitment, FS Investments and Rialto will purchase, or will cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments. FS Investments and Rialto have agreed that for so long as it or its affiliate is serving as the Company’s adviser or the Company’s sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018:

	Class S Common Stock		Class Y Common Stock		Class I Common Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	988,801	$24,741	191,114	$4,785	—	$—	1,179,915	$29,526
Issuance of common stock	152,256	3,775	—	—	41,278	1,020	193,534	4,795
Reinvestment of distributions	17,220	424	1,128	28	—	—	18,348	452

Balance at end of period	1,158,277	$28,940	192,242	$4,813	41,278	$1,020	1,391,797	$34,773

Status of Offerings

As of May 11, 2018, the Company has issued 1,796,077 shares of common stock (consisting of 1,559,212 shares of Class S common stock, 192,626 shares of Class Y common stock, 42,150 shares of Class I common stock, 689 shares of Class T common stock, 600 shares of Class D common stock, 400 Class T-C common stock and 400 shares of Class M common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $44,717.

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a daily basis, stockholders may request that the Company repurchase all or any portion of their shares. Class Y shares and Class S shares are not eligible to participate in the Company’s share repurchase plan until the second anniversary of the commencement of the Company’s public offering. The repurchase of shares is limited during any calendar quarter to shares whose aggregate value (based on the repurchase price per share on the day the repurchase is effected) is 5% of the combined NAV of all classes of shares then participating in the Company’s share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. During the three months ended March 31, 2018, the Company did not repurchase any shares.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholders’ Equity (continued)

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Distributions per share	$0.45

Distributions paid or payable in cash	$130
Distributions reinvested	452

Distributions declared	$582

The Company currently declares and pays regular cash distributions on a monthly basis. On March 9, 2018 and May 1, 2018, the Company’s board of directors declared regular monthly cash distributions for April through June 2018 and July through September 2018, respectively, for each class of its outstanding common stock in the gross amount of $0.1510 per share. The net distributions for each class of outstanding common stock (which represents the gross distributions less any applicable class-specific expenses including stockholder servicing fees) have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company’s board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Note 7. Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2018 (Unaudited)			December 31, 2017
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,782	$3,782	$3,782	$2,442	$2,442	$2,442
Loans receivable	$79,108	$78,989	$78,961	$49,929	$49,850	$49,945
Financial Liabilities
Repurchase obligations	$48,180	$48,937	$48,937	$22,798	$23,250	$23,250

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

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of shares of our Class S common stock and previously conducted a private offering of shares of our Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the 1940 Act.

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

Portfolio Overview

The following table details overall statistics for our loans receivable portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Number of loans	6	3
Principal balance	$78,989	$49,850
Net book value	$79,108	$49,929
Unfunded loan commitments(1)	$14,118	$12,620
Weighted-average cash coupon(2)	6.18%	5.63%
Weighted-average all-in yield(2)	6.40%	6.28%
Weighted-average maximum maturity (years)(3)	3.6	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)	As of March 31, 2018, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of March 31, 2018:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/13/2017	$9,500	$9,500	$9,594	L+3.75%	L+3.71%	3/9/2019	Gulfport, MS	Multifamily	72%
2	Senior Loan	9/14/2017	34,310	29,250	29,295	L+4.25%	L+4.49%	9/9/2021	Memphis, TN	Office	73%
3	Senior Loan	12/6/2017	18,660	11,100	11,101	L+4.85%	L+5.04%	12/9/2022	Landover, MD	Office	67%
4	Senior Loan	2/22/2018	13,400	11,903	11,899	L+4.00%	L+4.18%	3/9/2023	Las Vegas, NV	Multifamily	75%
5	Senior Loan	2/28/2018	5,186	5,186	5,181	L+4.63%	L+4.83%	3/9/2021	Newport Beach, CA	Office	80%
6	Senior Loan	3/7/2018	12,050	12,050	12,038	L+4.50%	L+4.94%	3/6/2022	Las Vegas, NV	Hospitality	71%

			$93,106	$78,989	$79,108

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)	As of March 31, 2018, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from April 1, 2018 through the date the unaudited consolidated financial statements were issued, we closed on three senior floating-rate mortgage loans and one mezzanine loan of which $60,800 and $2,464, respectively, was funded at closing. We funded the purchases of these loans with cash on hand and $45,600 in proceeds from the GS-1 Facility.

Results of Operations for the Three Months Ended March 31, 2018:

Three Months Ended March 31, 2018
Net interest income
Interest income	$965
Less: Interest expense	(548)

Net interest income	417
Other expenses
General and administrative expenses	471
Less: Expense limitation	(356)

Net other expenses	115

Net income	$302

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was attributable to debt investments acquired or originated in our portfolio. Interest expense was attributable to interest on borrowings and amortization of deferred financing costs related to our repurchase facilities.

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

During the three months ended March 31, 2018, we accrued $356 for reimbursement of expenses that FS Real Estate Advisor and Rialto has agreed to pay and were reimbursed $541 by FS Real Estate Advisor for expenses previously accrued during the year ended December 31, 2017. As of March 31, 2018, $897 of reimbursements may become subject to repayment by us to FS Real Estate Advisor and Rialto in the future.

NAV per Share

FS Real Estate Advisor calculates NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shared repurchased pursuant to our share repurchase plan. As of March 31, 2018, we had not sold any shares of our Class T, Class T-C, Class D or Class M common stock.

The following table provides a breakdown of the major components of our NAV per share for our outstanding share classes as of March 31, 2018:

Components of NAV	Total NAV	Per Class S Share	Per Class Y Share	Per Class I Share
Loans receivable(1)	$78,961	$56.73	$56.73	$56.73
Other assets	5,134	3.69	3.69	3.69
Repurchase agreements payable	(48,937)	(35.16)	(35.16)	(35.16)
Other liabilities	(999)	(0.72)	(0.72)	(0.72)

Net asset value	$34,159	$24.54	$24.54	$24.54

(1)	The fair value of our mortgage loans was higher by less than 1% in comparison to their historical cost.

The table below sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2018:

	Total NAV	Per Class S Share	Per Class Y Share	Per Class I Share
Total stockholders’ equity	$34,306	$24.65	$24.65	$24.65
Unrealized appreciation (depreciation) on loans receivable	(147)	(0.11)	(0.11)	(0.11)

Net asset value	$34,159	$24.54	$24.54	$24.54

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a reasonable estimate of the market value of our investments, or the price that would be received upon the sale of our investments in market transactions, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor will monitor our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by the third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock.

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

Liquidity and Capital Resources

As of March 31, 2018, we had $1,409 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2018, we had $126,063 in borrowings available under our financing arrangements, subject to certain limitations, and $24,000 in undrawn capital commitments from FS Investments and Rialto. As of March 31, 2018, we had unfunded loan commitments of $14,118. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our public offering, the private placements of our Class S and Class Y Shares, which are not eligible to participate in our share repurchase plan until September 2019, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions will be met from operations, and cash needs for asset acquisitions will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair market value of our investments, although it may exceed this level. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we have raised $250,000 of gross proceeds in our public offering. From and after the date we have raised $250,000 in gross proceeds in our public offering, we will reimburse FS Real Estate Advisor and Rialto for any organization and offering expenses that FS Real Estate Advisor or Rialto has incurred and advanced, on our behalf, up to a cap of 0.75% of the gross offering proceeds of our public offering in excess of $250,000.

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 5 to our unaudited consolidated financial statements included herein.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our financial statements in addition to those discussed below.

Loans Receivable and Provision for Loan Losses: We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates. FS Real Estate Advisor and Rialto perform a quarterly review of our portfolio of loans.

In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5”, from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk

2	Low Risk

3	Medium Risk

4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss

5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

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

Contractual Obligations

We have entered into an advisory agreement with FS Real Estate Advisor to provide us with advisory and administrative services. Pursuant to the advisory agreement, FS Real Estate Advisor receives payments for performing advisory services for us consisting of (a) an annual base management fee of 1.25% of our NAV for our Class T, Class T-C, Class D, Class M and Class I shares and (b) a performance fee equal to 10.0% of our Core Earnings, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class T-C, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and our independent directors and approved by a majority of our independent directors. The base management fee and the performance fee are class-specific expenses. No base management fee will be paid on our Class S or Class Y shares and no performance fee will be paid on our Class S shares.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2018 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$23,250	$23,250	—	—	—
GS-1 Facility(2)	$25,687	$25,687	—	—	—

(1)	At March 31, 2018, $51,750 remained unused under the WF-1 Facility. As more fully disclosed in Note 4, these obligations are subject to existing extension options for one or more additional one-year periods.
(2)	At March 31, 2018, $74,313 remained unused under the GS-1 Facility. As more fully disclosed in Note 4, these obligations are subject to existing extension options for one or more additional one-year periods.

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

The dealer manager for our continuous public offering is FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering. FS Investment Solutions anticipates that all of the selling commissions and dealer manager fees will be reallowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. FS Investment Solutions is also entitled to receive stockholder servicing fees, which accrue daily and are paid on a monthly basis. FS Investment Solutions will reallow such stockholder servicing fees to participating broker-dealers and servicing broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible or otherwise declines to receive all or a portion of such fees.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, potential conflicts of interest, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

FS Investment Solutions also serves as the placement agent for our private offerings of Class S and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the WF-1 Facility and the GS-1 Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2018:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(354)	$(245)	$(109)	(3.8)%
Down 25 basis points	$(197)	$(122)	$(75)	(2.6)%
No change	—	—	—	—
Up 25 basis points	$197	$122	$75	2.6%
Up 50 basis points	$395	$245	$150	5.3%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2.75 billion in shares of common stock, was declared effective under the Securities Act. As of March 31, 2018, we have issued 41,278 shares of Class I common stock for gross proceeds of $1,020. As of March 31, 2018, we have not issued any shares of Class T common stock, Class T-C common stock, Class D common stock and Class M common stock.

Share Repurchase Program

We have adopted a share repurchase plan, whereby on a daily basis, stockholders may request that we repurchase all or any portion of their shares. Class Y shares and Class S shares are not eligible to participate in our share repurchase plan until September 2019. The repurchase of shares is limited during any calendar quarter to shares whose aggregate value (based on the repurchase price per share on the day the repurchase is effected) is 5% of the combined NAV of all classes of shares then participating in our share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.

During the three months ended March 31, 2018, there were no repurchases of shares of common stock pursuant to our share repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037))

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit A of the Registrant’s Supplement dated February 9, 2018 to Prospectus dated September 11, 2017, as filed by the Registrant with the SEC on February 9, 2018 (file number 333-216037))

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on December 11, 2017 (file number 333-216037))

10.1	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

10.2	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

10.3*	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association.

10.4*	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2018.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/S/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)