Form 10-Q
period 2018-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2018-08-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 8, 2018 there were 2,176,853 outstanding shares of Class S common stock, 193,013 outstanding shares of Class Y common stock, 5,823 outstanding shares of Class T common stock, 2,524 outstanding shares of Class T-C common stock, 9,696 outstanding shares of Class D common stock, 89,626 outstanding shares of Class M common stock and 55,554 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$729	$442
Restricted cash	2,115	2,000
Loans receivable	182,747	49,929
Reimbursement due from sponsor	561	541
Interest receivable	475	141
Other assets	290	—

Total assets	$186,917	$53,053

Liabilities
Repurchase agreements payable (net of deferred financing costs of $954 and $452, respectively)	$130,167	$22,798
Due to related party	40	341
Interest payable	240	39
Other liabilities	1,143	536

Total liabilities	131,590	23,714

Commitments and contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 1,979,657 and 988,801 issued and outstanding, respectively	20	10
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 193,399 and 191,114 issued and outstanding, respectively	2	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 5,237 and 0 issued and outstanding, respectively	—	—
Class T-C common stock, $0.01 par value, 125,000,000 shares authorized, 404 and 0 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 4,706 and 0 issued and outstanding, respectively	—	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 17,615 and 0 issued and outstanding, respectively	—	—
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 52,678 and 0 issued and outstanding, respectively	1	—
Additional paid-in capital	55,890	29,514
Retained earnings (accumulated deficit)	(586)	(187)

Total stockholders’ equity	$55,327	$29,339

Total liabilities and equity	$186,917	$53,053

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income
Interest income	$2,203	$—	$3,168	$—
Less: Interest expense	(1,302)	—	(1,850)	—

Net interest income	901	—	1,318	—

Other expenses
Management and incentive fees	4	—	4	—
General and administrative expenses	722	—	1,193	—
Less: Expense limitation	(561)	—	(917)	—

Net other expenses	165	—	280	—

Net income	$736	$—	$1,038	$—

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.41	$—	$0.68	$—

Weighted average common stock outstanding	1,780,663	8,000	1,519,940	8,000

Distributions declared per share of common stock	$0.45	$—	$0.91	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statement of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance as of December 31, 2017	1,179,915	$12	$29,514	$(187)	$29,339
Common stock issued	1,028,834	11	25,312	—	25,323
Distributions declared	—	—	—	(1,437)	(1,437)
Proceeds from distribution reinvestment plan	44,947	—	1,104	—	1,104
Stockholder servicing fees	—	—	(40)	—	(40)
Net income	—	—	—	1,038	1,038

Balance as of June 30, 2018	2,253,696	$23	$55,890	$(586)	$55,327

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$1,038	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(116)	—
Amortization of deferred financing costs	478	—
Changes in assets and liabilities
Reimbursement due from sponsor	(20)	—
Interest receivable	(334)	—
Due to related party	(301)	—
Interest payable	201	—
Other liabilities	607	—

Net cash provided by (used in) operating activities	1,553	—

Cash flows used in investing activities
Origination and fundings of loans receivable	(132,704)	—
Principal collections from loans receivable	2

Net cash used in investing activities	(132,702)	—

Cash flows from financing activities
Issuance of common stock	25,033	—
Reinvestment of stockholder distributions	1,104	—
Stockholder distributions	(1,437)	—
Stockholder servicing fees	(40)	—
Borrowings under repurchase agreements	125,421	—
Repayments under repurchase agreements	(17,550)	—
Payment of deferred financing costs	(980)	—

Net cash provided by (used in) financing activities	131,551	—

Total increase (decrease) in cash, cash equivalents and restricted cash	402	—
Cash, cash equivalents and restricted cash at beginning of period	2,442	200

Cash, cash equivalents and restricted cash at end of period	$2,844	$200

Supplemental disclosure
Payments of interest	$1,171	$—

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

The Company intends to elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$729	$200
Restricted cash	2,115	—

Total cash, cash equivalents and restricted cash	$2,844	$200

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

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred (see Note 5). During the period from November 7, 2016 (Inception) to September 13, 2017 (Commencement of Operations), the Company incurred organization costs of $243, which were paid on its behalf by FS Investments (see Note 5).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to June 30, 2018, the Company incurred offering costs of $4,338, which were paid on its behalf by FS Investments (see Note 5).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the period from November 7, 2016 (Inception) to June 30, 2018, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class T-C, Class D and Class M common stock as described in Note 5. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class T-C, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Number of loans	14	3
Principal balance	$182,630	$49,850
Net book value	$182,747	$49,929
Unfunded loan commitments(1)	$29,477	$12,620
Weighted-average cash coupon(2)	6.38%	5.63%
Weighted-average all-in yield(2)	6.56%	6.28%
Weighted-average maximum maturity (years)(3)	4.0	3.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)

As of June 30, 2018 and December 31, 2017, the Company’s floating rate loans were indexed to the US Dollar London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the six months ended June 30, 2018 and 2017, the activity in the Company’s loan portfolio was as follows:

	For the Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$49,929	$—
Loan fundings	132,704	—
Loan repayments	(2)	—
Amortization of deferred fees on loans	116	—

Balance at end of period	$182,747	$—

As of June 30, 2018, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of June 30, 2018 or December 31, 2017.

Subsequent Activity

During the period from July 1, 2018 through the date the unaudited consolidated financial statements were issued, the Company closed on two senior floating-rate mortgage loans of which $24,500 was funded at closing. The Company funded the purchases of these loans with cash on hand, proceeds from its public and private offerings and $16,550 in proceeds from the Company’s financing facilities. The Company also received $2,630 of proceeds from the repayment of a loan during the period from July 1, 2018 through the date the unaudited consolidated financial statements were issued.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.30%	$11,100	$63,900	2.8
GS-1 Facility(4)	Repurchase	4.15%	120,021	9,979	4.2

Total			$131,121	$73,879

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $18,569 and $18,500, respectively.
(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $161,709 and $161,669, respectively.

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.
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

The Company’s average borrowings for the six months ended June 30, 2018 and the period from September 13, 2017 (Commencement of Operations) through December 31, 2017 was $65,201 and $23,090, respectively.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, or WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The initial maximum amount of financing available under the WF-1 Facility is $75,000. This amount, with the consent of Wells Fargo, may be increased to $150,000 or, either directly or after an initial increase to a maximum amount of

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

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

The initial funding period and term of the WF-1 Facility is one year. In addition, at the request of the Company’s subsidiary, Wells Fargo may grant extensions of the facility termination date (without extensions of the funding period) for three one-year periods. On July 24, 2018, WF-1 entered into an amendment to the WF-1 Facility to extend each of the funding period termination date and facility maturity date by one year to August 30, 2019.

The Company incurred $665 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2018, $122 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees its subsidiary’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company’s subsidiary is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than (x) before it has achieved the equity capital threshold, the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (y) after it has achieved the equity capital threshold, the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than (x) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (y) thereafter, 7.5% of the amount outstanding under the WF-1 Facility. As of June 30, 2018, the Company was in compliance with these covenants. On July 24, 2018, WF-1 entered into an amendment to the WF-1 Facility that deemed satisfied the equity capital thresholds in these covenants.

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

Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The initial maximum amount of financing available under the GS-1 Facility was $100,000. On June 6, 2018, GS-1 entered into an amendment with Goldman Sachs to increase the maximum amount of financing available under the GS-1 Facility to $130,000 from $100,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $125,000 and thereafter to $250,000. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than (a) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (b) thereafter, 7.5% of the amount outstanding under the GS-1 Facility. As of June 30, 2018, the Company was in compliance with these covenants.

The Company incurred $973 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2018, $832 had yet to be amortized to interest expense.

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

FS Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company’s Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company’s Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common stock other than Class S common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company’s Core Earnings.

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

FS Investments funded the Company’s organization and offering costs in the amount of $4,581 for the period from November 7, 2016 (Inception) to June 30, 2018. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of June 30, 2018, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the six months ended June 30, 2018, all of these costs were reimbursed to FS Investments.

The following table describes the fees and expenses accrued under the advisory agreement during the three and six months ended June 30, 2018:

Related Party	Source Agreement	Description	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee	$4	$4
FS Real Estate Advisor	Advisory Agreement	Performance Fee(1)	$0	$0
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(2)	$399	$639

(1)	During the three and six months ended June 30, 2018, less than $1 of performance fees were accrued by the Company.
(2)

During the six months ended June 30, 2018, $622 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

•

with respect to the Company’s outstanding Class T-C shares equal to 0.85% per annum of the aggregate NAV of its outstanding T-C shares, consisting of an advisor stockholder servicing fee of 0.60% per annum and a dealer stockholder servicing fee of 0.25% per annum; however, with respect to Class T-C shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;

•	with respect to the Company’s outstanding Class D shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class D shares; and

•	with respect to the Company’s outstanding Class M shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class M shares.

The Company will not pay a stockholder servicing fee with respect to its Class I, Class S or Class Y shares. The dealer manager will re-allow some or all of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive (pay back to the Company) stockholder servicing fees to the extent a broker-dealer is not eligible or otherwise declines to receive all or a portion of such fees.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2018, the Company accrued $40 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2018, the Company accrued $1,458 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay,

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

including $917 in reimbursements for the six months ended June 30, 2018. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2018, the Company received $897 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2018, the Company had $561 of reimbursements due from FS Real Estate Advisor and Rialto.

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

In addition, the Company is conducting a private placement of its Class S shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto collectively intend to purchase $50,000 of the Company’s Class S shares. In addition to the $50,000 commitment, FS Investments and Rialto will purchase, or will cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments. As of June 30, 2018, approximately $48,000 of the total commitments have been purchased by FS Investments, Rialto or their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto. FS Investments and Rialto have agreed that for so long as it or its affiliate is serving as the Company’s adviser or the Company’s sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

Note 6. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018:

	Shares
	Class S	Class Y	Class T	Class T-C	Class D	Class M	Class I	Total
Balance at beginning of period	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	948,245	—	5,224	400	4,706	17,582	52,677	1,028,834
Reinvestment of distributions	42,611	2,285	13	4	—	33	1	44,947

Balance at end of period	1,979,657	193,399	5,237	404	4,706	17,615	52,678	2,253,696

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholder’s Equity (continued)

	Amount
	Class S	Class Y	Class T	Class T-C	Class D	Class M	Class I	Total
Balance at beginning of period	$24,741	$4,785	$—	$—	$—	$—	$—	$29,526
Issuance of common stock(1)	23,325	—	130	10	118	440	1,300	25,323
Reinvestment of distributions	1,047	56	0	0	—	1	0	1,104
Accrued stockholder servicing fees(2)	—	—	(6)	(1)	(1)	(32)	—	(40)

Balance at end of period	$49,113	$4,841	$124	$9	$117	$409	$1,300	$55,913

(1)	As of June 30, 2018, amount includes a $290 receivable for cash held at transfer agent for common stock purchased, which was received by the Company on July 2, 2018.
(2)

Stockholder servicing fees only apply to Class T, Class T-C, Class D and Class M shares. Under GAAP, the Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a daily basis as such fee is accrued. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

Status of Offerings

As of August 8, 2018, the Company has issued 2,533,089 shares of common stock (consisting of 2,176,853 shares of Class S common stock, 193,013 shares of Class Y common stock, 5,823 shares of Class T common stock, 2,524 shares of Class T-C common stock, 9,696 shares of Class D common stock, 89,626 shares of Class M common stock and 55,554 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $62,891.

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby on a daily basis, stockholders may request that the Company repurchase all or any portion of their shares. Class Y shares and Class S shares are not eligible to participate in the Company’s share repurchase plan until the second anniversary of the commencement of the Company’s public offering. The repurchase of shares is limited during any calendar quarter to shares whose aggregate value (based on the repurchase price per share on the day the repurchase is effected) is 5% of the combined NAV of all classes of shares then participating in the Company’s share repurchase plan as of the last day of the previous calendar quarter, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. During the six months ended June 30, 2018, the Company did not repurchase any shares.

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

Note 6. Stockholder’s Equity (continued)

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2018:

For the Three Months Ended	Distributions per share(1)	Distributions paid or payable in cash	Distributions reinvested	Distributions declared
Fiscal 2018
March 31, 2018	$0.453	$130	$452	$582
June 30, 2018	0.453	203	652	855

Total	$0.906	$333	$1,104	$1,437

(1)	Amount reflects the distribution rate adjusted for class-specific fees, if any.

The Company currently declares and pays regular cash distributions on a monthly basis. On July 25, 2018 and August 13, 2018, the Company’s board of directors declared regular monthly cash distributions for July through September 2018 and October through December 2018, respectively, for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class S	Class Y	Class T	Class T-C	Class D	Class M	Class I
$0.1510	$0.1510	$0.1042	$0.1073	$0.1188	$0.1188	$0.1250

The distributions for each class of outstanding common stock have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company’s board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2018 (Unaudited)			December 31, 2017
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$2,844	$2,844	$2,844	$2,442	$2,442	$2,442
Loans receivable	$182,747	$182,630	$182,811	$49,929	$49,850	$49,945
Financial Liabilities
Repurchase obligations	$130,167	$131,121	$131,121	$22,798	$23,250	$23,250

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

Note 9. Subsequent Events

As previously disclosed, the Company intends to make certain changes to its offering including changing from a daily to a monthly NAV REIT and changing certain terms of two of its share classes of common stock.

The Company intends to, among other things: (1) change the frequency of the Company’s NAV calculations from daily to monthly and make certain other related changes to the Company’s valuation policies; and (2) adopt an amended share repurchase plan that would provide for repurchases on a monthly basis. As a monthly NAV REIT, the Company expects that investors’ subscriptions will be accepted as of the first calendar day of each month and the per share purchase price of each class of shares will generally equal the prior month’s NAV per

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Subsequent Events (continued)

share for such class, plus applicable selling commissions and dealer manager fees, if any. There would be no changes to the Company’s investment objectives or strategies, or the overall amount of liquidity to be offered under the Company’s share repurchase plan.

In addition, the Company intends to, among other things: (1) change the name of the Company’s Class S shares to Class F shares and change the name of the Company’s Class T-C shares to Class S shares; (2) change the upfront selling commissions and dealer manager fees payable with respect to the Company’s Class T shares issued in the primary offering to up to 3.0% and 0.5%, respectively, of the transaction price per Class T share, and change the upfront selling commissions payable with respect to the Company’s Class S shares issued in the primary offering to up to 3.5% of the transaction price per Class S share; (3) change the ongoing stockholder servicing fees payable with respect to Class T shares to 0.85% per annum; and (4) change the aggregate underwriting cap associated with the Company’s Class T shares and Class S shares to 8.75%. The Company expects that all selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a participating broker-dealer declines to accept all or some portion of the fees it is otherwise eligible to receive.

Subject to receipt of necessary regulatory approvals, the Company currently anticipates that these changes will be effective on or around August 20, 2018 and the Company will begin accepting subscriptions on a monthly basis on or around September 1, 2018.

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

Portfolio Overview

The following table details overall statistics for our loans receivable portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Number of loans	14	3
Principal balance	$182,630	$49,850
Net book value	$182,747	$49,929
Unfunded loan commitments(1)	$29,477	$12,620
Weighted-average cash coupon(2)	6.38%	5.63%
Weighted-average all-in yield(2)	6.56%	6.28%
Weighted-average maximum maturity (years)(3)	4.0	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)	As of June 30, 2018, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of June 30, 2018:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/13/2017	$9,500	$9,500	$9,569	L+3.75%	L+3.72%	3/9/2019	Gulfport, MS	Multifamily	72%
2	Senior Loan	9/14/2017	34,310	29,250	29,316	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
3	Senior Loan	12/6/2017	18,660	11,738	11,747	L+4.85%	L+5.04%	12/9/2022	Landover, MD	Office	67%
4	Senior Loan	2/22/2018	13,400	11,903	11,905	L+4.00%	L+4.18%	3/9/2023	Las Vegas, NV	Multifamily	75%
5	Senior Loan	2/28/2018	5,186	5,186	5,183	L+4.63%	L+4.84%	3/9/2021	Newport Beach, CA	Office	80%
6	Senior Loan	3/7/2018	12,050	12,050	12,051	L+4.50%	L+4.93%	3/7/2022	Las Vegas, NV	Hospitality	71%
7	Senior Loan	4/5/2018	21,000	14,000	14,003	L+4.25%	L+4.53%	4/9/2023	Austin, TX	Office	57%
8	Mezzanine Loan	4/10/2018	2,454	2,453	2,469	10.00%	9.44%	6/6/2019	Zephyrhills, FL	Multifamily	72%
9	Senior Loan	4/20/2018	30,000	28,000	27,977	L+3.75%	L+3.79%	5/9/2021	New York, NY	Office	54%
10	Senior Loan	5/2/2018	19,800	19,800	19,799	L+4.65%	L+4.83%	5/1/2023	East Orange, NJ	Multifamily	77%
11	Senior Loan	6/11/2018	12,000	12,000	11,991	L+4.00%	L+4.19%	6/9/2023	Miami, FL	Retail	65%
12	Senior Loan	6/11/2018	6,750	6,750	6,746	L+4.25%	L+4.44%	6/9/2023	Miami, FL	Retail	61%
13	Senior Loan	6/11/2018	11,000	11,000	10,991	L+4.50%	L+4.70%	6/9/2023	Miami, FL	Retail	78%
14	Senior Loan	6/29/2018	15,997	9,000	9,000	L+4.25%	L+4.41%	7/9/2023	Jacksonville, FL	Multifamily	68%

			$212,107	$182,630	$182,747

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)	As of June 30, 2018, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from July 1, 2018 through the date the unaudited consolidated financial statements were issued, we closed on two senior floating-rate mortgage loans of which $24,500 was funded at closing. We funded the purchases of these loans with cash on hand, proceeds from our public and private offerings and $16,550 in proceeds from our financing facilities. We also received $2,630 of proceeds from the repayment of a loan during the period from July 1, 2018 through the date the unaudited consolidated financial statements were issued.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net interest income
Interest income	$2,203	$3,168
Less: Interest expense	(1,302)	(1,850)

Net interest income	901	1,318

Other expenses
Management and incentive fees	4	4
General and administrative expenses	722	1,193
Less: Expense limitation	(561)	(917)

Net other expenses	165	280

Net income	$736	$1,038

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2018, we accrued $1,458 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $917 in reimbursements for the six months ended June 30, 2018. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2018, we received $897 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2018, we had $561 of reimbursements due from FS Real Estate Advisor and Rialto.

NAV per Share

FS Real Estate Advisor calculates NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our NAV per share for our outstanding share classes as of June 30, 2018:

Components of NAV	Total NAV	Per Class S Share	Per Class Y Share	Per Class T Share	Per Class T-C Share	Per Class D Share	Per Class M Share	Per Class I Share
Loans receivable(1)	$182,811	$81.10	$81.10	$82.39	$82.80	$82.37	$82.71	$81.07
Other assets	5,124	2.27	2.27	2.31	2.32	2.31	2.32	2.27
Repurchase agreements payable	(131,121)	(58.17)	(58.17)	(59.10)	(59.39)	(59.08)	(59.33)	(58.15)
Other liabilities	(1,383)	(0.61)	(0.61)	(0.62)	(0.62)	(0.62)	(0.62)	(0.61)

Net asset value	$55,431	$24.59	$24.59	$24.98	$25.11	$24.98	$25.08	$24.58

(1)	The fair value of our mortgage loans was higher by less than 1% in comparison to their historical cost.

The table below sets forth a reconciliation of our stockholders’ equity to our NAV as of June 30, 2018:

	Total NAV	Per Class S Share	Per Class Y Share	Per Class T Share	Per Class T-C Share	Per Class D Share	Per Class M Share	Per Class I Share
Total stockholders’ equity	$55,327	$24.56	$24.56	$23.70	$23.35	$24.64	$23.25	$24.55
Unrealized appreciation (depreciation) on loans receivable	64	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Accrued stockholder servicing fees(1)	40	—	—	1.25	1.73	0.31	1.80	—

Net asset value	$55,431	$24.59	$24.59	$24.98	$25.11	$24.98	$25.08	$24.58

(1)

Stockholder servicing fees only apply to Class T, Class T-C, Class D and Class M shares. Under GAAP, we accrue future stockholder servicing fees in an amount equal to our best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a daily basis as such fee is accrued. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $729 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2018, we had $73,879 in borrowings available under our financing arrangements, subject to certain limitations, and approximately $42,000 in undrawn capital commitments from FS Investments and Rialto. As of June 30, 2018, we had unfunded loan commitments of $29,477. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placements of our Class S and Class Y Shares, which are not eligible to participate in our share repurchase plan until September 2019, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair market value of our investments, although it may exceed this level. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

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

Revenue Recognition: Security transactions will be accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which we are entitled are recorded as fee income. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2018 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$11,100	$11,100	—	—	—
GS-1 Facility(2)	$120,021	$120,021	—	—	—

(1)

At June 30, 2018, $63,900 remained unused under the WF-1 Facility. As more fully disclosed in Note 4 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At June 30, 2018, $9,979 remained unused under the GS-1 Facility. As more fully disclosed in Note 4 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class T-C, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for expenses necessary to perform services related to our administration and operations, including FS Real Estate Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Real Estate Advisor. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering; however FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 98.7% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2018:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(826)	$(656)	$(170)	(3.0)%
Down 25 basis points	$(447)	$(328)	$(119)	(2.1)%
No change	—	—	—	—
Up 25 basis points	$450	$328	$122	2.1%
Up 50 basis points	$901	$656	$245	4.3%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2.75 billion in shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering on a continuous basis up to $2.5 billion in any combination of Class T, Class T-C, Class D, Class M and Class I shares of common stock in our primary offering and up to $250 million in any combination of Class S, Class Y, Class T, Class T-C, Class D, Class M and Class I shares of common stock pursuant to our distribution reinvestment plan. FS Investment Solutions, LLC, an affiliate of FS Real Estate Advisor, serves as the dealer manager of our initial public offering.

Our equity raise as of June 30, 2018 resulted in the following ($ in thousands except for per share data):

	Class S Shares	Class Y Shares	Class T Shares	Class T-C Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	1,979,657	193,399	5,237	404	4,706	17,615	52,678	2,253,696
Gross proceeds from primary offering	$47,765	$4,758	$133	$10	$118	$440	$1,300	$54,524
Reinvestments of distributions	1,348	83	—	—	—	1	—	1,432

Total gross proceeds	49,113	4,841	133	10	118	441	1,300	55,956
Selling commissions	—	—	(3)	—	—	—	—	(3)
Stockholder servicing fees	—	—	0	0	0	0	—	0

Net offering proceeds	$49,113	$4,841	$130	$10	$118	$441	$1,300	$55,953

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

During the three months ended June 30, 2018, there were no repurchases of shares of common stock pursuant to our share repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Supplement on Form S-11, as filed by the Registrant with the SEC on April 10, 2018 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2018 (file number 333-216037)).

10.1	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.2	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.3	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018 (file number 333-216037)).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)