Form 10-Q
period 2018-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2018-11-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 14, 2018 there were 2,203,504 outstanding shares of Class F common stock, 193,013 outstanding shares of Class Y common stock, 74,026 outstanding shares of Class T common stock, 3,768 outstanding shares of Class S common stock, 45,846 outstanding shares of Class D common stock, 384,350 outstanding shares of Class M common stock and 117,918 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$1,734	$442
Restricted cash	2,050	2,000
Loans receivable	205,832	49,929
Reimbursement due from sponsor	645	541
Interest receivable	590	141
Other assets	37	—

Total assets	$210,888	$53,053

Liabilities
Repurchase agreements payable (net of deferred financing costs of $818 and $452, respectively)	$140,628	$22,798
Due to related party	545	341
Interest payable	243	39
Other liabilities	1,689	536

Total liabilities	143,105	23,714

Commitments and contingencies (See Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F (formerly Class S) common stock, $0.01 par value, 125,000,000 shares authorized, 2,194,607 and 988,801 issued and outstanding, respectively	22	10
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 193,013 and 191,114 issued and outstanding, respectively	2	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 8,098 and 0 issued and outstanding, respectively	—	—
Class S (formerly Class T-C) common stock, $0.01 par value, 125,000,000 shares authorized, 3,765 and 0 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 13,700 and 0 issued and outstanding, respectively	—	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 293,164 and 0 issued and outstanding, respectively	3	—
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 57,717 and 0 issued and outstanding, respectively	1	—
Additional paid-in capital	68,103	29,514
Retained earnings (accumulated deficit)	(348)	(187)

Total stockholders’ equity	$67,783	$29,339

Total liabilities and equity	$210,888	$53,053

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income
Interest income	$3,519	$116	$6,687	$116
Less: Interest expense	(1,795)	(61)	(3,645)	(61)

Net interest income	1,724	55	3,042	55

Other expenses
Management and incentive fees	39	—	43	—
General and administrative expenses	917	177	2,110	177
Less: Expense limitation	(645)	(164)	(1,562)	(164)

Net other expenses	311	13	591	13

Net income	$1,413	$42	$2,451	$42

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.55	$0.25	$1.31	$0.67

Weighted average common stock outstanding	2,551,864	171,417	1,867,692	63,071

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statement of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total Equity
Balance as of December 31, 2017	1,179,915	$12	$29,514	$(187)	$29,339
Common stock issued	1,512,494	16	37,374	—	37,390
Distributions paid to stockholders	—	—	—	(2,612)	(2,612)
Proceeds from distribution reinvestment plan	71,655	—	1,762	—	1,762
Stockholder servicing fees	—	—	(547)	—	(547)
Net income	—	—	—	2,451	2,451

Balance as of September 30, 2018	2,764,064	$28	$68,103	$(348)	$67,783

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$2,451	$42
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(200)	(14)
Amortization of deferred financing costs	682	21
Changes in assets and liabilities
Reimbursement due from sponsor	(104)	(164)
Interest receivable	(449)	(101)
Other assets	(37)	—
Due to related party	204	100
Interest payable	204	39
Other liabilities	1,153	178

Net cash provided by (used in) operating activities	3,904	101

Cash flows used in investing activities
Origination and fundings of loans receivable	(158,158)	(38,757)
Principal collections from loans receivable	2,455	—

Net cash provided by (used in) investing activities	(155,703)	(38,757)

Cash flows from financing activities
Issuance of common stock	37,390	17,868
Reinvestment of stockholder distributions	1,762	—
Stockholder distributions	(2,612)	—
Stockholder servicing fees	(547)	—
Borrowings under repurchase agreements	144,746	23,250
Repayments under repurchase agreements	(26,550)	—
Payment of deferred financing costs	(1,048)	(417)

Net cash provided by (used in) financing activities	153,141	40,701

Total increase (decrease) in cash, cash equivalents and restricted cash	1,342	2,045
Cash, cash equivalents and restricted cash at beginning of period	2,442	200

Cash, cash equivalents and restricted cash at end of period	$3,784	$2,245

Supplemental disclosure
Payments of interest	$2,759	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class S (formerly Class T-C), Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class F (formerly Class S) common stock and previously conducted a private offering of its Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

In August 2018, the Company made certain changes to its continuous public offering including changing from a daily to a monthly NAV REIT and changing certain terms of two of its share classes, or the Offering Modification. As part of the Offering Modification, the Company: (1) changed the frequency from daily to monthly of its NAV calculations, acceptance of subscriptions and processing of share repurchases, and made other changes to its valuation policies; and (2) changed the name of Class S shares to Class F shares and Class T-C shares to Class S shares and made modifications to the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as applicable, payable with respect to Class T and Class S shares.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in an overnight institutional money market fund. As of September 30, 2018 and December 31, 2017, the Company’s investment in an overnight institutional money market fund was $1,198 and $0, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to one of the Company’s repurchase facilities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$1,734	$245
Restricted cash	2,050	2,000

Total cash, cash equivalents and restricted cash	$3,784	$2,245

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to September 30, 2018, the Company incurred offering costs of $5,403, which were paid on its behalf by FS Investments (see Note 5).

Income Taxes: The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the period from November 7, 2016 (Inception) to September 30, 2018, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 5. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Number of loans	15	3
Principal balance	$205,677	$49,850
Net book value	$205,832	$49,929
Unfunded loan commitments(1)	$41,726	$12,620
Weighted-average cash coupon(2)	6.55%	5.63%
Weighted-average all-in yield(2)	6.74%	6.28%
Weighted-average maximum maturity (years)(3)	3.9	3.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)

As of September 30, 2018 and December 31, 2017, the Company’s floating rate loans were indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the nine months ended September 30, 2018 and 2017, the activity in the Company’s loan portfolio was as follows:

	For the Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$49,929	$—
Loan fundings	158,158	38,757
Loan repayments	(2,455)	—
Amortization of deferred fees on loans	200	14

Balance at end of period	$205,832	$38,771

As of September 30, 2018, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of September 30, 2018 or December 31, 2017.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

Subsequent Activity

During the period from October 1, 2018 through the date the unaudited consolidated financial statements were issued, the Company closed on one senior floating-rate mortgage loans of which $12,400 was funded at closing. The Company funded the purchases of the loan with cash on hand, proceeds from its public and private offerings and $8,680 in proceeds from one of the Company’s financing facilities.

Note 4. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.30%	$22,625	$52,375	3.4
GS-1 Facility(4)	Repurchase	4.25%	118,821	11,179	4.1

Total			$141,446	$63,554

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $31,030 and $31,046, respectively.
(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $174,802 and $174,816, respectively.

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.
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

The Company’s average borrowings for the nine months ended September 30, 2018 and the period from September 13, 2017 (Commencement of Operations) through December 31, 2017 was $91,760 and $23,090, respectively.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, or WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The initial maximum amount of financing available under the WF-1 Facility is $75,000. This amount, with the consent of Wells Fargo, may be increased to $150,000 or, either directly or after an initial increase to a maximum amount of $150,000, to $200,000. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The Company incurred $694 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2018, $85 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees its subsidiary’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company’s subsidiary is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of September 30, 2018, the Company was in compliance with these covenants.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Financing Arrangements (continued)

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility is $130,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $250,000. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than (a) 7.5% of the then-current maximum facility size, prior to meeting a specified equity capital threshold, and (b) thereafter, 7.5% of the amount outstanding under the GS-1 Facility. As of September 30, 2018, the Company was in compliance with these covenants.

The Company incurred $1,012 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2018, $733 had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the second amended and restated advisory agreement dated as of August 17, 2018, or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly and in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class F or Class Y shares.

FS Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company’s Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company’s Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common stock other than Class F common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company’s Core Earnings.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class Y, Class T, Class S, Class D, Class M and Class I shares, computed in accordance with GAAP (provided that net income (loss) attributable to Class Y stockholders shall be reduced by an amount equal to the base management fee that would have been paid if Class Y shares were subject to such fee), including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and the Company’s independent directors and approved by a majority of the Company’s independent directors. The performance fee is a class-specific expense. No performance fee is paid on the Company’s Class F shares.

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

FS Investments funded the Company’s organization and offering costs in the amount of $5,646 for the period from November 7, 2016 (Inception) to September 30, 2018. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of September 30, 2018, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the nine months ended September 30, 2018, all of these costs were reimbursed to FS Investments.

The following table describes the fees and expenses accrued under the advisory agreement during the three and nine months ended September 30, 2018 and 2017:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FS Real Estate Advisor	Advisory Agreement	Base Management Fee	$19	—	$23	—
FS Real Estate Advisor	Advisory Agreement	Performance Fee	$20	—	$20	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(1)	$557	$84	$1,196	$84

(1)

During the nine months ended September 30, 2018 and 2017, $1,155 and $76, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

manager agreement dated as of August 17, 2018, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company will also reimburse FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company’s public offering.

No selling commissions or dealer manager fees will be payable on the sale of Class D, Class M, Class I, Class F or Class Y shares or on shares of any class sold pursuant to the Company’s distribution reinvestment plan.

Subject to the limitations described below, the Company will pay FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•

with respect to the Company’s outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of its outstanding T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;

•	with respect to the Company’s outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of its outstanding Class S shares;

•	with respect to the Company’s outstanding Class D shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class D shares; and

•	with respect to the Company’s outstanding Class M shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class M shares.

The Company will not pay a stockholder servicing fee with respect to its Class I, Class F or Class Y shares. The dealer manager will reallow some or all of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such broker-dealers, and will waive (pay back to the Company) stockholder servicing fees to the extent a broker-dealer or financial institution is not eligible or otherwise declines to receive all or a portion of such fees.

The Company will cease paying stockholder servicing fees with respect to any Class D, Class M, Class S and Class T shares held in a stockholder’s account at the end of the month in which the total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

applicable, paid with respect to such account would exceed 1.25%, 7.25%, 8.75% and 8.75%, respectively (or a lower limit for shares sold by certain participating broker-dealers or financial institutions) of the gross proceeds from the sale of shares in such account. These amounts are referred to as the sales charge cap. At the end of such month that the sales charge cap is reached, each Class D, Class M, Class S or Class T share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

In addition, the Company will cease paying stockholder servicing fees on each Class D share, Class M share, Class S share and Class T share held in a stockholder’s account and each such share will convert to Class I shares on the earlier to occur of the following: (i) a listing of Class I shares on a national securities exchange; (ii) the sale or other disposition of all or substantially all of the Company’s assets or the Company’s merger or consolidation with or into another entity in a transaction in which holders of Class D, Class M, Class S or Class T shares receive cash and/or shares of stock that are listed on a national securities exchange; or (iii) the date following the completion of the Company’s public offering on which, in the aggregate, underwriting compensation from all sources in connection with the Company’s public offering, including selling commissions, dealer manager fees, stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from its primary offering.

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2018, the Company accrued $545 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

FS Investment Solutions also serves or served as the placement agent for the Company’s private offerings of Class S and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Expense Limitation

The Company has entered into an amended and restated expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2018, the Company accrued $2,103 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,562 in reimbursements for the nine months ended September 30, 2018. During the period from

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Related Party Transactions (continued)

September 13, 2017 (Commencement of Operations) to September 30, 2018, the Company received $1,458 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2018, the Company had $645 of reimbursements due from FS Real Estate Advisor and Rialto.

Investment Activity

During the year ended December 31, 2017, the Company purchased a $9,500 floating-rate whole mortgage loan from an affiliate of Rialto at cost. The purchase was approved by the Company’s board of directors, including all of the independent directors, in accordance with the Company’s charter.

Capital Contributions by FS Investments and Rialto

In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of FS Investments, contributed an aggregate of $200 to purchase 8,000 Class F (previously Class S) shares at the price of $25.00 per share. These individuals will not tender these shares of common stock for repurchase as long as FS Real Estate Advisor remains the Company’s adviser. FS Investments is controlled by Mr. Forman, the Company’s president and chief executive officer, and Mr. Adelman.

In addition, the Company is conducting a private placement of its Class F shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto collectively have committed to purchase $50,000 of the Company’s Class F shares, of which approximately $43,680 has been purchased as of September 30, 2018. In addition to the $50,000 commitment, FS Investments and/or Rialto may purchase, or may cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and/or Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments. As of September 30, 2018, approximately $8,535 of this additional amount has been purchased. FS Investments and Rialto have agreed that for so long as it or its affiliate is serving as the Company’s adviser or the Company’s sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

Note 6. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance at beginning of period	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	1,136,597	—	8,040	3,753	13,689	292,897	57,518	1,512,494
Reinvestment of distributions	69,209	1,899	58	12	11	267	199	71,655

Balance at end of period	2,194,607	193,013	8,098	3,765	13,700	293,164	57,717	2,764,064

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholder’s Equity (continued)

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance at beginning of period	$24,741	$4,785	$—	$—	$—	$—	$—	$29,526
Issuance of common stock	27,976	—	201	94	343	7,357	1,419	37,390
Reinvestment of distributions	1,702	47	1	0	0	7	5	1,762
Accrued stockholder servicing fees(1)	—	—	(7)	(4)	(4)	(532)	—	(547)

Balance at end of period	$54,419	$4,832	$195	$90	$339	$6,832	$1,424	$68,131

(1)

Stockholder servicing fees only apply to Class T, Class S, Class D and Class M shares. Under GAAP, the Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a daily basis as such fee is accrued. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

Status of Offerings

As of November 14, 2018, the Company has issued 3,022,425 shares of common stock (consisting of 2,203,504 shares of Class F common stock, 193,013 shares of Class Y common stock, 74,026 shares of Class T common stock, 3,768 shares of Class S common stock, 45,846 shares of Class D common stock, 384,350 shares of Class M common stock and 117,918 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $75,187.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Class F shares and Class Y shares are not eligible to participate in the Company’s share repurchase plan until September 2019. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the nine months ended September 30, 2018, the Company did not repurchase any shares.

Distribution Reinvestment Plan

Pursuant to the Company’s amended distribution reinvestment plan, or DRIP, holders of shares of any class of the Company’s common stock may elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares pursuant to the DRIP will be equal to the transaction price for such shares at the time the distribution is payable.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2018:

Payment Date(1)	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 31, 2018	$0.1510	$0.1510	$—	$—	$—	$—	$0.1510
February 28, 2018	0.1510	0.1510	—	—	—	—	0.1510
March 30, 2018	0.1510	0.1510	—	—	—	—	0.1510
April 30, 2018	0.1510	0.1510	0.1424	—	0.1434	—	0.1296
May 31, 2018	0.1510	0.1510	0.0946	0.1182	0.1298	0.1394	0.1258
June 29, 2018	0.1510	0.1510	0.1376	0.1087	0.1370	0.1234	0.1276
July 31, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250
August 31, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250
September 28, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250

Total	$1.3590	$1.3590	$0.6872	$0.5488	$0.7666	$0.6192	$1.2110

(1)

For distributions paid through June 29, 2018, the Company declared a gross distribution amount of $0.1510 per share for each class of its outstanding common stock and paid out a net distribution amount for each class of its outstanding common stock that represents this gross amount less any applicable class-specific expenses including stockholder servicing fees and advisory fees. Beginning with the July 31, 2018 payment date, the Company began declaring a fixed net distribution amount for each class of its outstanding common stock that takes into account any applicable class-specific expenses.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company has paid on its common stock during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Distributions:
Distributions paid or payable in cash	$517	$850
Distributions reinvested	658	1,762

Total distributions to stockholders	$1,175	$2,612

Source of distributions to stockholders:
Cash flow from operations	$517	$850
Reinvested via the distribution reinvestment plan	658	1,762

Total sources of distributions to stockholders	$1,175	$2,612

Net cash provided by operating activities(1)	$2,351	$3,904

(1)

Cash flow from operating activities are supported by expense support payments from the Company’s advisor and sub-advisor pursuant to the Company’s amended and restated expense limitation agreement. See Note 5 to our unaudited consolidated financial statements for additional information regarding the Company’s amended and restated expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. On August 13, 2018 (and as modified for Class T shares on October 25, 2018 to account for the decrease in stockholder servicing fees payable with respect to Class T shares as of September 1, 2018) and November 9, 2018, the Company’s board of directors declared regular monthly cash distributions for October through December 2018 and January through March 2019, respectively, for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1510	$0.1510	$0.1073	$0.1073	$0.1188	$0.1188	$0.1250

The distributions for each class of outstanding common stock have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company’s board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s DRIP.

Note 7. Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2018 (Unaudited)			December 31, 2017
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,784	$3,784	$3,784	$2,442	$2,442	$2,442
Loans receivable	$205,832	$205,677	$205,862	$49,929	$49,850	$49,945
Financial Liabilities
Repurchase obligations	$140,628	$141,446	$141,446	$22,798	$23,250	$23,250

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

Note 9. Subsequent Events

On October 29, 2018, Lennar Corporation, the parent of Rialto, announced that it has agreed to sell Rialto to Stone Point Capital. The transaction is scheduled to close on November 30, 2018 or as soon after that as the conditions to the transaction are fulfilled.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), regarding, among other things, our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We undertake no duty to update or revise forward-looking statements, except as required by law.

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our DRIP. We are also conducting a private offering of shares of our Class F common stock and previously conducted a private offering of shares of our Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets, the shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the 1940 Act.

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

In August 2018, we implemented the Offering Modification in connection with changing from a daily to a monthly NAV REIT. As part of the Offering Modification, we: (1) changed the frequency from daily to monthly of our NAV calculations, acceptance of subscriptions and processing of share repurchases, and made other changes to our valuation policies; and (2) changed the name of Class S shares to Class F shares and Class T-C shares to Class S shares and made modifications to the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as applicable, payable with respect to Class T and Class S shares.

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Loan fundings(1)	$25,454	$158,158
Loan repayments	(2,453)	(2,455)

Total net fundings	$23,001	$155,703

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Number of loans	15	3
Principal balance	$205,677	$49,850
Net book value	$205,832	$49,929
Unfunded loan commitments(1)	$41,726	$12,620
Weighted-average cash coupon(2)	6.55%	5.63%
Weighted-average all-in yield(2)	6.74%	6.28%
Weighted-average maximum maturity (years)(3)	3.9	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)	As of September 30, 2018, our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of September 30, 2018:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/13/2017	$9,500	$9,500	$9,544	L+3.75%	L+3.73%	3/9/2019	Gulfport, MS	Multifamily	72%
2	Senior Loan	9/14/2017	34,310	29,250	29,337	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
3	Senior Loan	12/6/2017	18,660	11,738	11,755	L+4.85%	L+5.04%	12/9/2022	Landover, MD	Office	67%
4	Senior Loan	2/22/2018	13,400	11,903	11,911	L+4.00%	L+4.18%	3/9/2023	Las Vegas, NV	Multifamily	75%
5	Senior Loan	2/28/2018	5,186	5,186	5,186	L+4.63%	L+4.83%	3/9/2021	Newport Beach, CA	Office	80%
6	Senior Loan	3/7/2018	12,050	12,050	12,064	L+4.50%	L+4.92%	3/7/2022	Las Vegas, NV	Hospitality	71%
7	Senior Loan	4/5/2018	21,000	14,000	14,018	L+4.25%	L+4.53%	4/9/2023	Austin, TX	Office	57%
8	Senior Loan	4/20/2018	30,000	29,000	28,989	L+3.75%	L+3.77%	5/9/2021	New York, NY	Office	54%
9	Senior Loan	5/2/2018	19,800	19,800	19,807	L+4.65%	L+4.83%	5/1/2023	East Orange, NJ	Multifamily	77%
10	Senior Loan	6/11/2018	12,000	12,000	11,997	L+4.00%	L+4.19%	6/9/2023	Miami, FL	Retail	65%
11	Senior Loan	6/11/2018	6,750	6,750	6,749	L+4.25%	L+4.44%	6/9/2023	Miami, FL	Retail	61%
12	Senior Loan	6/11/2018	11,000	11,000	10,996	L+4.50%	L+4.69%	6/9/2023	Miami, FL	Retail	78%
13	Senior Loan	6/29/2018	15,997	9,000	8,993	L+4.25%	L+4.47%	7/9/2023	Jacksonville, FL	Multifamily	68%
14	Senior Loan	7/18/2018	22,650	12,000	11,993	L+5.25%	L+5.45%	8/9/2023	Gaithersburg, MD	Hospitality	80%
15	Senior Loan	7/26/2018	15,100	12,500	12,493	L+4.25%	L+4.44%	8/9/2023	Fayetteville, NC	Industrial	72%

			$247,403	$205,677	$205,832

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)

As of September 30, 2018, our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from October 1, 2018 through the date the unaudited consolidated financial statements were issued, we closed on one senior floating-rate mortgage loan of which $12,400 was funded at closing. We funded the purchase of the loan with cash on hand, proceeds from our public and private offerings and $8,680 in proceeds from one of our financing facilities.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2018 and for the period from September 13, 2017 (Commencement of Operations) through September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income
Interest income	$3,519	$116	$6,687	$116
Less: Interest expense	(1,795)	(61)	(3,645)	(61)

Net interest income	1,724	55	3,042	55

Other expenses
Management and incentive fees	39	—	43	—
General and administrative expenses	917	177	2,110	177
Less: Expense limitation	(645)	(164)	(1,562)	(164)

Net other expenses	311	13	591	13

Net income	$1,413	$42	$2,451	$42

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. Interest expense was attributable to interest on borrowings and amortization of deferred financing costs related to our repurchase facilities.

Expenses

General and administrative expenses include auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business.

Expense Limitation

We have entered into an amended and restated expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of our average net assets attributable to each of our classes of common stock. Ordinary operating expenses for each class of common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to our board of directors, loan servicing expenses, administrative services expenses, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) advisory fees, (b) interest expense and other financing costs, (c) taxes, (d) distribution or shareholder servicing fees and (e) unusual, unexpected and/or nonrecurring expenses. We will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2018, we accrued $2,103 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,562 in reimbursements for the nine months ended September 30, 2018. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2018, we received $1,458 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2018, we had $645 of reimbursements due from FS Real Estate Advisor and Rialto.

NAV per Share

FS Real Estate Advisor calculates NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2018:

Components of NAV	September 30, 2018
Loans receivable	$205,561
Other assets	6,149
Repurchase agreements payable	(141,446)
Other liabilities	(1,939)

Net asset value	$68,325

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2018:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$54,144	$4,753	$202	$95	$343	$7,367	$1,421	$68,325
Number of outstanding shares	2,194,607	193,013	8,098	3,765	13,700	293,164	57,717	2,764,064

NAV per share as of September 30, 2018	$24.6715	$24.6247	$25.0290	$25.1681	$25.0221	$25.1298	$24.6157

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of September 30, 2018.

September 30, 2018
Total stockholders’ equity under GAAP	$67,783
Adjustments:
Accrued stockholder servicing fees(1)	542

Net asset value	$68,325

(1)

Stockholder servicing fees only apply to Class T, Class S, Class D and Class M shares. Under GAAP, we accrue future stockholder servicing fees in an amount equal to our best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a daily basis as such fee is accrued. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by the third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock.

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

We do not represent, warranty or guarantee that:

•	a stockholder would be able to realize the NAV per share for the class of shares a stockholder owns if the stockholder attempts to sell its shares;

•	a stockholder would ultimately realize distributions per share equal to per share NAV upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event;

•	shares of our common stock would trade at per share NAV on a national securities exchange;

•	a third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV;

•	NAV would equate to a market price for an open-end real estate fund; and

•	NAV would represent the fair value of our assets less liabilities under GAAP.

Liquidity and Capital Resources

As of September 30, 2018, we had $1,734 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2018, we had $63,554 in borrowings available under our financing arrangements, subject to certain limitations. As of September 30, 2018, we had unfunded loan commitments of $41,726. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class F Shares, which is not eligible to participate in our share repurchase plan until September 2019, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Once we have fully invested the proceeds of our public offering, our target leverage ratio will be approximately 60% of the greater of the cost or fair value of our investments, although it may exceed this level. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

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

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets or collection of loans receivable.

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

Contractual Obligations

We have entered into an advisory agreement with FS Real Estate Advisor to provide us with advisory and administrative services. Pursuant to the advisory agreement, FS Real Estate Advisor receives payments for performing advisory services for us consisting of (a) an annual base management fee of 1.25% of our NAV for our Class T, Class S, Class D, Class M and Class I shares and (b) a performance fee equal to 10.0% of our Core Earnings, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class S, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and our independent directors and approved by a majority of our independent directors. The base management fee and the performance fee are class-specific expenses. No base management fee will be paid on our Class F or Class Y shares and no performance fee will be paid on our Class F shares.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2018 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$22,625	$22,625	—	—	—
GS-1 Facility(2)	$118,821	$118,821	—	—	—

(1)

At September 30, 2018, $52,375 remained unused under the WF-1 Facility. As more fully disclosed in Note 4 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At September 30, 2018, $11,179 remained unused under the GS-1 Facility. As more fully disclosed in Note 4 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for expenses necessary to perform services related to our administration and operations, including FS Real Estate Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Real Estate Advisor. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering; however FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering.

The dealer manager for our continuous public offering is FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering. FS Investment Solutions anticipates that all of the selling commissions and dealer manager fees will be reallowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. FS Investment Solutions is also entitled to receive stockholder servicing fees, which accrue daily and are paid on a monthly basis. FS Investment Solutions will reallow such stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) and will waive (pay back to us) stockholder servicing fees to the extent a broker-dealer or financial institution is not eligible or otherwise declines to receive all or a portion of such fees.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, our amended and restated expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

FS Investment Solutions also serves or served as the placement agent for our private offerings of Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2018:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(1,028)	$(707)	$(321)	(4.4)%
Down 25 basis points	$(514)	$(354)	$(160)	(2.2)%
No change	—	—	—	—
Up 25 basis points	$514	$354	$160	2.2%
Up 50 basis points	$1,028	$707	$321	4.4%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, the following information should be carefully considered.

The following supplements and amends the section of the Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors—Risks Related to Our Corporate Structure” by deleting the risk factor entitled “Valuations and appraisals of our real estate-related debt and other targeted investments are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of stockholders’ investment.” and replacing it in its entirety with the following:

Valuations and appraisals of our real estate-related debt and other targeted investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of stockholders’ investment.

For the purposes of calculating our NAV, our investments will initially be valued at amortized cost upon their acquisition which we expect to represent fair value at that time. Thereafter, the valuations of our real estate-related debt and other investments, as necessary, will be conducted in accordance with our valuation guidelines and, depending on the asset type, will continue to be valued at amortized cost or will take into consideration valuations by the sub-adviser and by independent third-party valuation services. Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately and fairly determine the value of our assets, determinations, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our adviser’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock or the price we paid to repurchase shares of our common stock. Because the repurchase price per share for each class of common stock will be equal to the transaction price on the applicable repurchase date (which will generally be equal to our prior month’s NAV per share), stockholders may receive less than realizable value for your investment.

The following supplements and amends the section of the Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors—Risks Related to Our Assets” by deleting the risk factor entitled “Some of our portfolio investments may be recorded at fair value and, as a result, there may be uncertainty as to the value of these investments.” and replacing it in its entirety with the following:

Some of our portfolio investments may be recorded at estimated fair value and, as a result, there may be uncertainty as to the value of these investments.

In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued at least quarterly at fair value, or more frequently as necessary, which includes consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of such assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

The following supplements and amends the section of the Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors—Risks Related to an Investment in Us” by adding the following:

Changes in the sub-adviser resulting from an anticipated sale of Rialto may negatively impact our operations.

On October 29, 2018, Lennar Corporation, the parent of Rialto, announced that it has agreed to sell Rialto to Stone Point Capital. The transaction is scheduled to close on November 30, 2018 or as soon after that as the conditions to the transaction are fulfilled. Although it is anticipated that Rialto will continue to be led by its current management, this change in control of the sub-adviser may negatively impact our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2.75 billion in shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering on a continuous basis up to $2.5 billion in any combination of Class T, Class S, Class D, Class M and Class I shares of common stock in our primary offering and up to $250 million in any combination of Class F, Class Y, Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to our DRIP. FS Investment Solutions, LLC, an affiliate of FS Real Estate Advisor, serves as the dealer manager of our initial public offering.

Our equity raise as of September 30, 2018 resulted in the following ($ in thousands except for per share data):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,194,607	193,013	8,098	3,765	13,700	293,164	57,717	2,764,064
Gross proceeds from primary offering	$52,416	$4,758	$207	$97	$343	$7,357	$1,419	$66,597
Reinvestments of distributions	2,003	74	1	—	—	7	5	2,090

Total gross proceeds	54,419	4,832	208	97	343	7,364	1,424	68,687
Selling commissions	—	—	(6)	(3)	—	—	—	(9)
Stockholder servicing fees	—	—	(1)	0	0	(4)	—	(5)

Net offering proceeds	$54,419	$4,832	$201	$94	$343	$7,360	$1,424	$68,673

From the effective date of our initial public offering through September 30, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $68,673. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives.

Share Repurchase Program

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. Class F shares and Class Y shares are not eligible to participate in our share repurchase plan until September 2019. The repurchase of shares is limited to no more than 2% of our aggregate NAV per month of all classes of shares then participating in our share repurchase plan and no more than 5% of our aggregate NAV per calendar quarter of all classes of shares then participating in our share repurchase plan, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.

During the three months ended September 30, 2018, there were no repurchases of shares of common stock pursuant to our share repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.1	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.2	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.3	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.4	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.5	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.6	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018 (file number 333-216037)).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)