Form 10-K
period 2018-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2019-03-21
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

No established market exists for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of March 15, 2019, there were 2,488,989 outstanding shares of Class F common stock, 193,013 outstanding shares of Class Y common stock, 290,064 outstanding shares of Class T common stock, 3,776 outstanding shares of Class S common stock, 80,676 outstanding shares of Class D common stock, 645,308 outstanding shares of Class M common stock and 292,695 outstanding shares of Class I common stock.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2018

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class S (formerly Class T-C), Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of shares of our Class F (formerly Class S) common stock and previously conducted a private offering of our Class Y common stock. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including commercial mortgage-backed securities, or CMBSs, residential mortgage-backed securities, or RMBSs, unsecured debt of listed and non-listed real estate investment trusts, or REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single family home mortgages.

In August 2018, we implemented certain modifications to our public offering, or the Offering Modifications, in connection with changing from a daily to a monthly NAV REIT. As part of the Offering Modifications, we: (1) changed the frequency from daily to monthly of our NAV calculations, acceptance of subscriptions and processing of share repurchases, and made other changes to our valuation policies; and (2) changed the name of Class S shares to Class F shares and Class T-C shares to Class S shares, and modified the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as applicable, payable with respect to Class T and Class S shares.

About FS Real Estate Advisor

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

Subject to our board of directors’ oversight, we rely on FS Real Estate Advisor to manage our day-to-day activities and to implement our investment strategy. FS Real Estate Advisor performs its duties and responsibilities under an advisory agreement with us as a fiduciary of ours and our stockholders. The term of the advisory agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one year periods.

Our board of directors has approved broad investment guidelines that delegate to FS Real Estate Advisor the authority to execute originations, acquisitions and dispositions of assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. These investment decisions are made by FS Real Estate Advisor and require the unanimous approval of its investment committee. The members of FS Real Estate Advisor’s investment committee are Michael Kelly, Robert Lawrence, Robert Haas, and David Weiser. Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, Rialto acts as the sub-adviser, and makes investment recommendations for our benefit to FS Real Estate Advisor. Our board of directors, including a majority of our independent directors, oversee and monitor the performance of FS Real Estate Advisor.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor protection, education and transparency.

FS Investments is headquartered in Philadelphia, Pennsylvania with offices in Orlando, Florida, New York, New York and Washington, D.C. The firm had more than $23 billion in assets under management as of December 31, 2018.

About Rialto

FS Real Estate Advisor has engaged Rialto to act as the sub-adviser. Rialto assists FS Real Estate Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto also oversees the management of our investment portfolio.

Founded in 2007, Rialto, together with its affiliates, is an integrated investment and asset management and operating business with approximately 215 professionals operating from 10 offices across the United States and Europe as of December 31, 2018. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. On November 30, 2018, Rialto was acquired by Stone Point Capital, a financial services-focused private equity firm based in Greenwich,

Connecticut. Rialto was previously an indirect wholly-owned subsidiary of Lennar Corporation (NYSE: LEN and LEN.B) one of the nation’s largest homebuilders, a provider of real estate related financial services, and a developer of multifamily rental properties in select U.S. markets primarily through unconsolidated entities.

From 2009 through December 31, 2018, Rialto has participated in approximately $11.1 billion of equity investments. Out of this total amount of investments, approximately $9.2 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $7.3 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $14.8 billion.

Investment Strategy and Portfolio

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, including those that are secured by a first priority mortgage on transitional commercial real estate properties. Transitional mortgage loans typically finance the acquisition of commercial properties involving renovation or reposition before more permanent financing is obtained. These loans typically have terms of three years or less, with extension options of one to two years tied to achievement of certain milestones by the borrower, and bear interest at floating rates. Transitional mortgage loans often yield more than comparable loans secured by more stabilized real estate properties or commercial real estate assets traded in the securitized markets.

In addition to senior, floating-rate mortgage loans, we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBSs, RMBSs, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single family home mortgages.

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

We will target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We will focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. All investment decisions will be made with a view to maintaining our qualification as a REIT, our exemption from registration under the 1940 Act and not subjecting our adviser to registration under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

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

The following table details overall statistics for our loans receivable portfolio as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Number of loans	17	3
Principal balance	$238,979	$49,850
Net book value	$239,207	$49,929
Unfunded loan commitments(1)	$38,324	$12,620
Weighted-average cash coupon(2)	7.28%	5.63%
Weighted-average all-in yield(2)	7.48%	6.28%
Weighted-average maximum maturity (years)(3)	3.6	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)

Our floating rate loans were indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$91,898	38%	$40,367	81%
Multifamily	80,750	34%	9,562	19%
Retail	29,757	13%	—	—
Hospitality	24,302	10%	—	—
Industrial	12,500	5%	—	—

Total	$239,207	100%	$49,929	100%

	December 31, 2018		December 31, 2017
Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
Northeast	$92,550	39%	$11,092	22%
Southeast	80,960	34%	38,837	78%
West	29,453	12%	—	—
Southwest	23,849	10%	—	—
Northwest	12,395	5%	—	—

Total	$239,207	100%	$49,929	100%

For additional information regarding our loan portfolio as of December 31, 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.

Status of Our Offerings

We have registered with the SEC an offering of up to $2,750,000 in shares of common stock consisting of up to $2,500,000 in shares of common stock in our primary offering and up to $250,000 in shares of common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of five classes of our common stock, Class T, Class S, Class D, Class M and Class I common stock, with a dollar value up to the maximum offering amount.

As of December 31, 2018, we have issued 124,581 shares of Class T common stock, 3,773 shares of Class S common stock, 60,934 shares of Class D common stock, 421,971 shares of Class M common stock and 128,526 shares of Class I common stock in our public offering and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $18,511.

The termination date of our public offering will be September 11, 2019, unless extended by our board of directors by one year to September 11, 2020. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.

We are also conducting a private offering of shares of our Class F common stock to certain accredited investors and previously conducted a private offering of shares of our Class Y common stock to certain accredited investors. As of December 31, 2018, we have issued 2,471,864 of our Class F common stock and 193,013 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $66,101.

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

Our leverage may not exceed 300% of our total net assets (as defined in our charter in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines) as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount. Subject to this limitation, the amount of leverage we may employ for particular assets will depend upon our adviser’s assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties, and availability of particular types of financing at that time. Our decision to use leverage to finance our assets will be at the discretion of our adviser and will not be subject to the approval of our stockholders. Once we have fully invested the proceeds of our offerings, our target leverage ratio will be approximately 60-70% of the greater of cost or fair market value of our investments, although it may exceed this level. We will endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to minimize the risks associated with recourse borrowing. In addition, we may rely on short-term financing such as repurchase transactions under master repurchase agreements.

Below is a summary of our outstanding financing arrangements as of December 31, 2018:

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.49%	$31,305	$43,695	3.4
GS-1 Facility(4)	Repurchase	4.35%	127,821	2,179	3.8

Total			$159,126	$45,874

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $43,759 and $43,745, respectively.

(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $177,960 and $178,026, respectively.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws.

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

Furthermore, we have one or more taxable REIT subsidiaries, or TRSs, which pay federal, state, and local income tax on their net taxable income. See “Item 1A. Risk Factors—Risks Related to Taxation” for additional tax status information.

Taxation of REIT Dividends

Under the legislation commonly referred to as the Tax Cuts and Jobs Act, REIT dividends (other than dividends designated as “qualified dividend income” or capital gain dividends) received by U.S. non-corporate taxpayers are eligible for up to a 20% deduction, subject to certain limitations, in taxable years beginning after December 31, 2017 and before January 1, 2026. This deduction is only applicable to investors that receive dividends from us and does not have any impact on us. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

Because our continuous public offering is a “blind pool” offering, an investor may not have the opportunity to evaluate our future investments prior to purchasing our shares.

We have not identified all of the investments we will make with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments prior to making a decision to purchase our shares. An investor must rely on FS Real Estate Advisor and Rialto to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Additionally, we will not provide investors with information to evaluate our proposed investments prior to our acquisition of those investments. Because investors are not able to evaluate our future investments in advance of purchasing our shares, an investor must rely on FS Real Estate Advisor and Rialto to implement our investment strategy, and as a result our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

There is no public trading market for shares of our common stock; therefore, an investor’s ability to dispose of their shares will likely be limited to repurchase by us. If an investor does sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for investors to dispose of their shares. We intend to repurchase shares on a monthly basis at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which investors initially purchased their shares. As a result, investors may receive less than the price they paid for their shares when they sell them to us pursuant to their share repurchase plan.

An investor’s ability to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan at any time.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Additionally, the vast majority of our assets will consist of assets that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real estate-related assets or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, an investor’s ability to have their shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

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

We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. We and our adviser, sub-adviser, joint venture partners, consultants, and other service providers are dependent on the effectiveness of our respective information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

Changes in the sub-adviser resulting from the sale of Rialto may negatively impact our operations.

On October 29, 2018, Lennar Corporation, the previous parent of Rialto, announced that it had agreed to sell Rialto to Stone Point Capital. The transaction closed on November 30, 2018. Although Rialto continues to be led by its current management, this change in control of the sub-adviser may negatively impact our operations.

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

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our board of directors also approved broad investment guidelines with which we must comply, but these guidelines provide our adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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

Stockholders in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,050,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

If we are unable to raise substantial funds in our continuous best efforts public offering, we will be limited in the number and type of investments we may make, and the value of stockholders’ investment in us may be reduced in the event our assets under-perform.

Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to sell any of the shares. Even though, we have raised over $84 million in gross proceeds in our offerings through December 31, 2018, such amount will not, by itself be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for in our public offering, the opportunity for diversification of our investments may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

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

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor submits their subscription or repurchase request may be significantly different than the offering price an investor pays or the repurchase price received. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our real estate-related debt and other targeted investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of stockholders’ investment.

For the purposes of calculating our NAV, our investments will initially be valued at amortized cost upon their acquisition which we expect to represent fair value at that time. Thereafter, the valuations of our real estate-related debt and other investments, as necessary, will be conducted in accordance with our valuation guidelines and, depending on the asset type, will continue to be valued at amortized cost or will take into consideration valuations by the sub-adviser and by independent third party valuation services. Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately and fairly determine the value of our assets, determinations, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our adviser’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock or the price we paid to repurchase shares of our common stock. Because the repurchase price per share for each class of common stock will be equal to the transaction price on the applicable repurchase date (which will generally be equal to our prior month’s NAV per share), stockholders may receive less than realizable value for your investment.

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

Some of our more illiquid investments will not be appraised more frequently than once per quarter. As such, when these new appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We will not retroactively adjust the NAV per share of each class.

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

The Tax Cuts and Jobs Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the Tax Cuts and Jobs Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not listed for trading on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by our adviser and we do not directly compensate our executive officers, or reimburse our adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the Tax Cuts and Jobs Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

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

Our adviser and the sub-adviser will face a conflict of interest because the fees they and the dealer manager receive are based in part on our NAV, which our adviser is responsible for determining and which may reflect valuations performed by our adviser and the sub-adviser.

Our adviser, the sub-adviser and the dealer manager receive various fees based on our NAV, which is calculated by our adviser and which may reflect valuations performed by our adviser and the sub-adviser. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net income and liabilities. Therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our adviser, the sub-adviser and their respective affiliates may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of an investor’s shares of common stock may not accurately reflect the value of our portfolio, and their shares may be worth less than the purchase price or more than the repurchase price.

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

The interests and incentives of the sub-adviser may not always be aligned with our interests.

Subject to certain investment limitations, we may make an investment in an asset or property in which another client or an affiliate of the sub-adviser holds an investment in a different class of debt or equity securities or obligations. For example, we may acquire an interest in a senior mortgage loan on a particular property with respect to which a client or an affiliate of the sub-adviser holds or acquires mezzanine debt, a companion loan or other additional debt or an equity interest or other type of interest. These transactions may cause such client or affiliate of the sub-adviser which holds or acquires the mezzanine debt, companion loan or other additional debt or interest, as applicable, to have economic interests and incentives that do not align with, and that may be directly contrary to, ours. As a result, such transactions could pose potential conflicts of interest should an event arise that requires Rialto to take an action that will impact us and its other client or affiliate in different ways. While the sub-adviser has policies in place that are designed to manage the potential conflicts of interest between the sub-adviser’s obligations to us and its fiduciary duties to other clients, not all conflicts of interest can be expected to be resolved in our favor.

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

If our adviser or the sub-adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our adviser and the sub-adviser value our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our adviser’s and the sub-adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our adviser or the sub-adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

The RMBSs and CMBSs in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of RMBSs and CMBSs may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. RMBSs and CMBSs are also subject to several risks created through the securitization process. Subordinate RMBSs and CMBSs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate RMBSs and CMBSs will not be fully paid. Subordinate RMBSs and CMBSs are also subject to greater credit risk than those RMBSs and CMBSs that are more highly rated.

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

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or RMBSs.

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

Changes in the method for determining LIBOR or a replacement of LIBOR may affect interest expense related to borrowings under our credit facilities and our investments.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association, or the BBA, in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K., or the FCA, and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes, reforms or replacements relating to LIBOR could increase our financing costs or decrease the income we earn on our investments, which could impact our results of operations, cash flows and the market value of our investments.

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

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to FS Real Estate Advisor.

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

We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than the WF-1 Facility and the GS-1 Facility, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The IRS has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

In addition, if we realize excess inclusion income, our stockholders will be subject to special tax rules with respect to their allocable shares of out excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our stockholders. If a stockholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a stockholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund or other pass through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, or MBS. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries, or TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Under the Tax Cuts and Jobs Act, we generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.

In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our common stock. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirement.

Our ownership of and relationship with any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. In addition, the TRS rules impose a 100% excise tax on IRS adjustments to certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

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

The failure of a mezzanine loan to qualify as a real estate asset would adersely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

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

Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury Regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

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

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend incomes.”

Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Distributions payable by REITs, however, are not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of ordinary REIT dividends received in taxable years beginning after December 31, 2017 and before January 1, 2026.

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

Our investments in construction loans may require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT gross income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

Risks Related to Retirement Plans

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to liability, including civil penalties.

There are special considerations that apply to investing in our shares on behalf of “benefit plan investors,” as defined in ERISA § 3(42), including a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in shares of our Class T, Class S, Class D, Class M or Class I common stock, stockholders should satisfy themselves that:

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or similar law may result in the imposition of liability, including civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount involved.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in our Class T, Class S, Class D, Class M or Class I shares. If our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including our adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

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

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 15, 2019, we had 108 record holders of our Class F common stock, 24 record holders of Class Y common stock, 104 record holders of Class T common stock, 7 record holders of Class S common stock, 43 record holders of Class D common stock, 226 record holders of Class M common stock, and 49 record holders of Class I common stock.

Share Repurchase Program

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. Other than Class Y shares and Class F shares, which are not eligible to participate in our share repurchase plan until the second anniversary of the commencement of our public offering, there is no minimum holding period for shares of our common stock and stockholders can request that we repurchase their shares at any time. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter.

During the year ended December 31, 2018, we repurchased shares of our common stock in the following amounts, which represented all of the shares repurchased requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2018	—	—	—	—	—
February 1 - February 28, 2018	—	—	—	—	—
March 1 - March 31, 2018	—	—	—	—	—
April 1 - April 30, 3018	—	—	—	—	—
May 1 - May 31, 2018	—	—	—	—	—
June 1 - June 30, 2018	—	—	—	—	—
July 1 - July 31, 2018	—	—	—	—	—
August 1 - August 31, 2018	—	—	—	—	—
September 1 - September 30, 2018	—	—	—	—	—
October 1 - October 31, 2018	—	—	—	—	—
November 1 - November 30, 2018	—	—	—	—	—
December 1 - December 31, 2018	3,979	0.12%	$25.16	3,979	—

Total	3,979	0.12%	$25.16	3,979	—

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $471 of Class T, Class S, Class D, Class M and Class I shares based on our September 30, 2018 NAV in the fourth quarter of 2018 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP to our stockholders each year to comply with the REIT provisions of the Code. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, financial condition, maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

The following table reflects the cash distributions per share that we have paid on our common stock during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Amount	Percentage	Amount	Percentage
Distributions:
Paid or payable in cash	$1,488	38%	$79	19%
Reinvested in shares	2,459	62%	328	81%

Total distributions	$3,947	100%	$407	100%

Source of distributions:
Cash flows from operating activities	$3,947	100%	$407	100%
Offering proceeds	—	—	—	—

Total sources of distributions	$3,947	100%	$407	100%

Net cash provided by operating activities(1)	$5,198		$579

(1)

Cash flows from operating activities are supported by expense support payments from our advisor pursuant to our expense limitation agreement. See Note 6 to our consolidated financial statements included herein for additional information regarding our expense limitation agreement.

Use of Proceeds

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2,750,000 in shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering on a continuous basis up to $2,500,000 in any combination of Class T, Class S, Class D, Class M and Class I shares of common stock in our primary offering and up to $250,000 in any combination of Class F, Class Y, Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to our distribution reinvestment plan. FS Investment Solutions, LLC, an affiliate of FS Real Estate Advisor, serves as the dealer manager of our initial public offering.

Our cumulative equity raise through December 31, 2018 resulted in the following ($ in thousands except for per share data):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,471,864	193,013	124,581	3,773	60,934	421,971	128,526	3,404,662
Gross proceeds from primary offering	$58,615	$4,758	$3,206	$97	$1,522	$10,581	$3,151	$81,930
Reinvestments of distributions	2,654	74	16	1	4	22	16	2,787

Total gross proceeds	61,269	4,832	3,222	98	1,526	10,603	3,167	84,717
Selling commissions	—	—	(102)	(3)	—	—	—	(105)
Stockholder servicing fees	—	—	(5)	0	(1)	(10)	—	(16)

Net offering proceeds	$61,269	$4,832	$3,115	$95	$1,525	$10,593	$3,167	$84,596

From the effective date of our initial public offering through December 31, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $84,596. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our consolidated financial statements included herein for additional information regarding our investment objectives.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017
Statement of operations data:
Interest income	$10,540	$788
Interest expense	(5,604)	(470)

Net interest income	4,936	318
Net other expenses	945	98

Net income	$3,991	$220

Per share information:
Net income per share of common stock-basic and diluted(1)	$1.84	$0.80
Distributions declared per share:(2)
Class F	$1.81	$0.45
Class Y	$1.81	$0.45
Class T	$1.09	—
Class S	$0.95	—
Class D	$1.17	—
Class M	$1.01	—
Class I	$1.66	—
Balance sheet data:
Total assets	$245,232	$53,053

Repurchase agreement payable	$158,248	$22,798

Total stockholders’ equity	$83,436	$29,339

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBSs, RMBSs, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single family home mortgages.

In August 2018, we implemented the Offering Modifications in connection with changing from a daily to a monthly NAV REIT. As part of the Offering Modifications, we: (1) changed the frequency from daily to monthly of our NAV calculations, acceptance of subscriptions and processing of share repurchases, and made other changes to our valuation policies; and (2) changed the name of Class S shares to Class F shares and Class T-C shares to Class S shares, and modified the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as applicable, payable with respect to Class T and Class S shares.

Portfolio Overview

The following table details activity in our loans receivable portfolio for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Loan fundings(1)	$191,437	$49,848
Loan repayments	(2,455)	—

Total net fundings	$188,982	$49,848

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Number of loans	17	3
Principal balance	$238,979	$49,850
Net book value	$239,207	$49,929
Unfunded loan commitments(1)	$38,324	$12,620
Weighted-average cash coupon(2)	7.28%	5.63%
Weighted-average all-in yield(2)	7.48%	6.28%
Weighted-average maximum maturity (years)(3)	3.6	3.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of December 31, 2018:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)		All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	9/13/2017	$9,500	$9,500	$9,519	L+3.75%		L+3.74%	3/9/2019	Gulfport, MS	Multifamily	72%
2 Senior Loan	9/14/2017	34,310	29,250	29,357	L+4.25%		L+4.49%	10/9/2022	Memphis, TN	Office	73%
3 Senior Loan	12/6/2017	18,660	13,006	13,033	L+4.85%		L+5.03%	12/9/2022	Landover, MD	Office	67%
4 Senior Loan	2/22/2018	13,400	12,173	12,187	L+4.00%		L+4.18%	3/9/2023	Las Vegas, NV	Multifamily	75%
5 Senior Loan	2/28/2018	5,186	5,186	5,188	L+4.63%		L+4.83%	3/9/2021	Newport Beach, CA	Office	80%
6 Senior Loan	3/7/2018	12,050	12,050	12,078	L+4.50%		L+4.91%	3/7/2022	Las Vegas, NV	Hospitality	71%
7 Senior Loan	4/5/2018	21,000	14,298	14,330	L+4.25%		L+4.52%	4/9/2023	Austin, TX	Office	57%
8 Senior Loan	4/20/2018	30,000	30,000	29,990	L+3.75%		L+3.77%	5/9/2021	New York, NY	Office	54%
9 Senior Loan	5/2/2018	19,800	19,800	19,816	L+4.65%		L+4.83%	5/1/2023	East Orange, NJ	Multifamily	77%
10 Senior Loan	6/11/2018	12,000	12,000	12,003	L+4.00%		L+4.19%	6/9/2023	Miami, FL	Retail	65%
11 Senior Loan	6/11/2018	6,750	6,750	6,752	L+4.25%		L+4.44%	6/9/2023	Miami, FL	Retail	61%
12 Senior Loan	6/11/2018	11,000	11,000	11,002	L+4.50%		L+4.69%	6/9/2023	Miami, FL	Retail	78%
13 Senior Loan	6/29/2018	15,997	9,345	9,346	L+4.25%		L+4.46%	7/9/2023	Jacksonville, FL	Multifamily	68%
14 Senior Loan	7/18/2018	22,650	12,221	12,224	L+5.25%		L+5.45%	8/9/2023	Gaithersburg, MD	Hospitality	80%
15 Senior Loan	7/26/2018	15,100	12,500	12,500	L+4.25%		L+4.44%	8/9/2023	Fayetteville, NC	Industrial	72%
16 Senior Loan	11/9/2018	12,400	12,400	12,395	L+3.80%		L+4.09%	11/9/2022	Seattle, WA	Multifamily	76%
17 Senior Loan	12/19/2018	17,500	17,500	17,487	L+11.00	%(4)	L+11.28%	1/9/2022	New York, NY	Multifamily	73%

		$277,303	$238,979	$239,207

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4)	Interest rate on the senior loan will reset to L+5.50% when certain conditions have been met.

Subsequent Activity

During the period from January 1, 2019 through the date the consolidated financial statements were issued, we closed on one senior floating-rate mortgage loan of which $14,300 was funded at closing. We funded the purchase of the loan with cash on hand, proceeds from our public and private offerings and $9,295 in proceeds from one of our financing facilities.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net interest income
Interest income	$10,540	$788
Less: Interest expense	(5,604)	(470)

Net interest income	4,936	318

Other expenses
Management and performance fees	114	—
General and administrative expenses	3,102	639
Less: Expense limitation	(2,271)	(541)

Net other expenses	945	98

Net income	$3,991	$220

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

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2018, we accrued $2,812 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $2,271 in reimbursements for the year ended December 31, 2018. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2018, we received $2,104 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2018, we had $708 of reimbursements due from FS Real Estate Advisor and Rialto.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We use Funds from Operations (“FFO”), a widely accepted non-GAAP financial metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.

Our business plan is to operate as a mortgage REIT with our portfolio consisting of senior floating-rate mortgage loans, including those that are secured by a first priority mortgage on transitional commercial real estate properties. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.

Due to the unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, published a standardized non-GAAP financial measure known as Modified Funds from Operations (“MFFO”), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

The IPA defines MFFO as FFO adjusted for acquisition fees and expenses, amounts relating to straight line rents and amortization of premiums on debt investments, non-recurring impairments of real estate-related investments, mark-to-market adjustments included in net income, non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures.

Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of investments.

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

We did not have any FFO or MFFO adjustments to net income for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Net income (GAAP)	$3,991	$220

Funds from operations	$3,991	$220

Modified funds from operations	$3,991	$220

NAV per Share

FS Real Estate Advisor calculates NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2018:

Components of NAV	December 31, 2018
Loans receivable	$239,207
Mortgage-backed securities	1,987
Other assets	5,312
Repurchase agreements payable	(159,126)
Other liabilities	(3,040)

Net asset value	$84,340

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2018:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$61,143	$4,759	$3,126	$95	$1,527	$10,524	$3,166	$84,340
Number of outstanding shares	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683

NAV per share as of December 31, 2018	$24.7354	$24.6561	$25.0913	$25.2526	$25.0644	$25.1772	$24.6345

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2018:

December 31, 2018
Total stockholders’ equity under GAAP	$83,436
Adjustments:
Accrued stockholder servicing fees(1)	904

Net asset value	$84,340

(1)

Stockholder servicing fees only apply to Class T, Class S, Class D and Class M shares. Under GAAP, we accrue future stockholder servicing fees in an amount equal to our best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

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

Liquidity and Capital Resources

As of December 31, 2018, we had $608 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2018, we had $45,874 in borrowings available under our financing arrangements, subject to certain limitations. As of December 31, 2018, we had unfunded loan commitments of $38,324. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class F shares, which are not eligible to participate in our share repurchase plan until September 2019, and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

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

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 6 to our consolidated financial statements included herein.

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

Revenue Recognition: Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount, market discount and exit fees are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which we are entitled are recorded as fee income. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Pursuant to the advisory agreement, FS Real Estate Advisor oversees our day-to-day operations, including providing us with general ledger accounting, fund accounting, legal services, investor relations and other administrative services. We have agreed to reimburse FS Real Estate Advisor and Rialto for administrative expenses incurred on our behalf, subject to limitations set forth in our charter and the advisory agreement. See Note 6 to our consolidated financial statements included herein for additional information.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2018 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$31,305	$31,305	—	—	—
GS-1 Facility(2)	$127,821	$127,821	—	—	—

(1)

At December 31, 2018, $43,695 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At December 31, 2018, $2,179 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

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

See Note 6 to our consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, our amended and restated expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

FS Investment Solutions also serves or served as the placement agent for our private offerings of Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(1,205)	$(796)	$(409)	(3.6)%
Down 25 basis points	$(602)	$(398)	$(204)	(1.8)%
No change	—	—	—	—
Up 25 basis points	$602	$398	$204	1.8%
Up 50 basis points	$1,205	$796	$409	3.6%

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FS Credit Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 21, 2019

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$608	$442
Restricted cash	2,000	2,000
Loans receivable	239,207	49,929
Mortgage-backed securities, at fair value	1,987	—
Reimbursement due from sponsor	708	541
Interest receivable	704	141
Other assets	18	—

Total assets	$245,232	$53,053

Liabilities
Repurchase agreements payable (net of deferred financing costs of $878 and $452, respectively)	$158,248	$22,798
Due to related party	912	341
Interest payable	304	39
Payable for shares repurchased	100	—
Other liabilities	2,232	536

Total liabilities	161,796	23,714

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F (formerly Class S) common stock, $0.01 par value, 125,000,000 shares authorized, 2,471,864 and 988,801 issued and outstanding, respectively	25	10
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 193,013 and 191,114 issued and outstanding, respectively	2	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 124,581 and 0 issued and outstanding, respectively	1	—
Class S (formerly Class T-C) common stock, $0.01 par value, 125,000,000 shares authorized, 3,773 and 0 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 60,934 and 0 issued and outstanding, respectively	1	—
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 417,992 and 0 issued and outstanding, respectively	4	—
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 128,526 and 0 issued and outstanding, respectively	1	—
Additional paid-in capital	83,555	29,514
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(143)	(187)

Total stockholders’ equity	$83,436	$29,339

Total liabilities and equity	$245,232	$53,053

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Net interest income
Interest income	$10,540	$788
Less: Interest expense	(5,604)	(470)

Net interest income	4,936	318

Other expenses
Management and performance fees	114	—
General and administrative expenses	3,102	639
Less: Expense limitation	(2,271)	(541)

Net other expenses	945	98

Net income	$3,991	$220

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$1.84	$0.80

Weighted average common stock outstanding	2,165,753	274,482

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017
Net income	$3,991	$220
Other comprehensive income
Unrealized loss on mortgage-backed securities	(10)	—

Total other comprehensive loss	(10)	—

Comprehensive income	$3,981	$220

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 7, 2016 (Date of Initial Capitalization)	—	$—	$—	$—	$—	$—
Common stock issued	8,000	0	200	—	—	200

Balance as of December 31, 2016	8,000	0	200	—	—	200
Common stock issued	1,158,819	12	28,986	—	—	28,998
Distributions declared	—	—	—	(407)	—	(407)
Proceeds from distribution reinvestment plan	13,096	—	328	—	—	328
Net income	—	—	—	220	—	220

Balance as of December 31, 2017	1,179,915	12	29,514	(187)	—	29,339
Common stock issued	2,124,933	22	52,605	—	—	52,627
Distributions declared	—	—	—	(3,947)	—	(3,947)
Proceeds from distribution reinvestment plan	99,814	—	2,459	—	—	2,459
Redemptions of common stock	(3,979)	—	(100)	—	—	(100)
Stockholder servicing fees	—	—	(923)	—	—	(923)
Net income	—	—	—	3,991	—	3,991
Other comprehensive loss	—	—	—	—	(10)	(10)

Balance as of December 31, 2018	3,400,683	$34	$83,555	$(143)	$(10)	$83,436

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$3,991	$220
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(296)	(81)
Amortization of deferred financing costs	888	206
Changes in assets and liabilities
Reimbursement due from sponsor	(167)	(541)
Interest receivable	(563)	(141)
Other assets	(18)	—
Due to related party	571	341
Interest payable	265	39
Other liabilities	527	536

Net cash provided by (used in) operating activities	5,198	579

Cash flows used in investing activities
Origination and fundings of loans receivable	(191,437)	(49,848)
Principal collections from loans receivable	2,455	—
Purchases of mortgage-backed securities	(2,000)	—
Principal repayments of mortgage-backed securities	3	—

Net cash used in investing activities	(190,979)	(49,848)

Cash flows from financing activities
Issuance of common stock	52,627	28,998
Stockholder distributions	(1,231)	(79)
Stockholder servicing fees	(11)	—
Borrowings under repurchase agreements	168,426	23,250
Repayments under repurchase agreements	(32,550)	—
Payment of deferred financing costs	(1,314)	(658)

Net cash provided by (used in) financing activities	185,947	51,511

Total increase (decrease) in cash, cash equivalents and restricted cash	166	2,242
Cash, cash equivalents and restricted cash at beginning of period	2,442	200

Cash, cash equivalents and restricted cash at end of period	$2,608	$2,442

Supplemental disclosure of cash flow information and non-cash financing activities
Payments of interest	$4,451	$225

Accrued stockholder servicing fee	$912	—

Distributions payable	$257	—

Reinvestment of stockholder distributions	$2,459	$328

Payable for shares repurchased	$100	—

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class S (formerly Class T-C), Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class F (formerly Class S) common stock and previously conducted a private offering of its Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

In August 2018, the Company made certain changes to its continuous public offering including changing from a daily to a monthly NAV REIT and changing certain terms of two of its share classes, or the Offering Modifications. As part of the Offering Modifications, the Company: (1) changed the frequency from daily to monthly of its NAV calculations, acceptance of subscriptions and processing of share repurchases, and made other changes to its valuation policies; and (2) changed the name of Class S shares to Class F shares and Class T-C shares to Class S shares, and made modifications to the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as applicable, payable with respect to Class T and Class S shares.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in an overnight institutional money market fund. As of December 31, 2018 and 2017, the Company’s investment in an overnight institutional money market fund was $599 and $0, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to one of the Company’s repurchase facilities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$608	$442
Restricted cash	2,000	2,000

Total cash, cash equivalents and restricted cash	$2,608	$2,442

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

Mortgage-backed Securities: The Company classifies its mortgage-backed securities as available for sale. The investments are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

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

•	Mortgage-backed securities: The fair values for these investments were based on indicative deal quotes.

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

origination fees, loan exit fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred. During the period from November 7, 2016 (Inception) to September 13, 2017 (Commencement of Operations), the Company incurred organization costs of $243, which were paid on its behalf by FS Investments (see Note 6).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to December 31, 2018, the Company incurred offering costs of $6,247, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the period from November 7, 2016 (Inception) to December 31, 2018, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 7. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Number of loans	17	3
Principal balance	$238,979	$49,850
Net book value	$239,207	$49,929
Unfunded loan commitments(1)	$38,324	$12,620
Weighted-average cash coupon(2)	7.28%	5.63%
Weighted-average all-in yield(2)	7.48%	6.28%
Weighted-average maximum maturity (years)(3)	3.6	3.5

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the years ended December 31, 2018 and 2017, the activity in the Company’s loan portfolio was as follows:

	For the Year Ended December 31,
	2018	2017
Balance at beginning of period	$49,929	$—
Loan fundings	191,437	49,848
Loan repayments	(2,455)	—
Amortization of deferred fees on loans	296	81

Balance at end of period	$239,207	$49,929

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$91,898	38%	$40,367	81%
Multifamily	80,750	34%	9,562	19%
Retail	29,757	13%	—	—
Hospitality	24,302	10%	—	—
Industrial	12,500	5%	—	—

Total	$239,207	100%	$49,929	100%

	December 31, 2018		December 31, 2017
Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
Northeast	$92,550	39%	$11,092	22%
Southeast	80,960	34%	38,837	78%
West	29,453	12%	—	—
Southwest	23,849	10%	—	—
Northwest	12,395	5%	—	—

Total	$239,207	100%	$49,929	100%

As of December 31, 2018 and 2017, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of December 31, 2018 or December 31, 2017.

Subsequent Activity

During the period from January 1, 2019 through the date the consolidated financial statements were issued, the Company closed on one senior floating-rate mortgage loan of which $14,300 was funded at closing. The Company funded the purchases of the loan with cash on hand, proceeds from its public and private offerings and $9,295 in proceeds from one of the Company’s financing facilities.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities

The Company classified its CMBS as available-for-sale as of December 31, 2018. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of or investment in available-for-sale CMBS as of December 31, 2018. The Company did not hold any available-for-sale CMBS as of December 31, 2017.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
December 31, 2018
CMBS	$2,000	$1,997	—	$(10)	$1,987	3.60%	1.8

(1)	Calculated using the December 31, 2018 one-month LIBOR rate of 2.50%

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017:

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.49%	$31,305	$43,695	3.4
GS-1 Facility(4)	Repurchase	4.35%	127,821	2,179	3.8

Total			$159,126	$45,874

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $43,759 and $43,745, respectively.

(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $177,960 and $178,026, respectively.

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	3.75%	$23,250	$51,750	3.1

(1)	The carrying amount outstanding under the facility approximates its fair value.

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

Note 5. Financing Arrangements (continued)

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $38,836 and $38,845, respectively.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $106,424 and 4.37%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the period from September 13, 2017 (Commencement of Operations) through December 31, 2017 were $23,090 and 3.75%, respectively.

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

The initial funding period and term of the WF-1 Facility was one year. On July 24, 2018, WF-1 entered into an amendment to the WF-1 Facility to extend each of the funding period termination date and facility maturity date by one year to August 30, 2019. At the request of WF-1, Wells Fargo may grant further extensions of the facility termination date (without extensions of the funding period) for three one-year periods. In addition, at the request of WF-1, Wells Fargo may grant a further one-year extension of the funding period.

The Company incurred $815 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2018, $165 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees WF-1’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of December 31, 2018, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing initially available under the GS-1 Facility was $130,000. On February 20, 2019, GS-1 entered into an amendment to the GS-1 Facility to increase the maximum amount of financing available from $130,000 to $175,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $250,000. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of December 31, 2018, the Company was in compliance with these covenants.

The Company incurred $1,157 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2018, $713 had yet to be amortized to interest expense.

Note 6. Related Party Transactions

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Pursuant to the amended and restated sub-advisory agreement dated as of August 30, 2017, as amended, or the sub-advisory agreement, Rialto will receive 50% of all base management fees and performance fees payable to FS Real Estate Advisor.

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

FS Investments funded the Company’s organization and offering costs in the amount of $6,490 for the period from November 7, 2016 (Inception) to December 31, 2018. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of December 31, 2018, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the years ended December 31, 2018, all of these costs were reimbursed to FS Investments.

The following table describes the fees and expenses accrued under the advisory agreement during the years ended December 31, 2018 and 2017:

			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$70	—
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$44	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$1,885	$203

(1)

During the years ended December 31, 2018 and 2017, $23 and $0, respectively, in base management fees were paid to FS Real Estate Advisor. As of December 31, 2018, $47 in base management fees were payable to FS Real Estate Advisor.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

(2)

During the years ended December 31, 2018 and 2017, $20 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2018, $24 in performance fees were payable to FS Real Estate Advisor.

(3)

During the years ended December 31, 2018 and 2017, $1,826 and $196, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company’s public offering.

No selling commissions or dealer manager fees are payable on the sale of Class D, Class M, Class I, Class F or Class Y shares or on shares of any class sold pursuant to the Company’s distribution reinvestment plan.

Subject to the limitations described below, the Company pays FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

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

The Company does not pay a stockholder servicing fee with respect to its Class I, Class F or Class Y shares. The dealer manager reallows some or all of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

services performed by such broker-dealers, and waives (pay back to the Company) stockholder servicing fees to the extent a broker-dealer or financial institution is not eligible or otherwise declines to receive all or a portion of such fees.

The Company will cease paying stockholder servicing fees with respect to any Class D, Class M, Class S and Class T shares held in a stockholder’s account at the end of the month in which the total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would exceed 1.25%, 7.25%, 8.75% and 8.75%, respectively (or a lower limit for shares sold by certain participating broker-dealers or financial institutions) of the gross proceeds from the sale of shares in such account. These amounts are referred to as the sales charge cap. At the end of such month that the sales charge cap is reached, each Class D, Class M, Class S or Class T share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2018, the Company accrued $912 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

Note 6. Related Party Transactions (continued)

limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2018, the Company accrued $2,812 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $2,271 in reimbursements for the year ended December 31, 2018. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2018, the Company received $2,104 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2018, the Company had $708 of reimbursements due from FS Real Estate Advisor and Rialto.

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

In addition, the Company is conducting a private placement of its Class F shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto collectively committed to purchase $50,000 of the Company’s Class F shares (the “Original Commitment”), of which approximately $49,025 has been purchased as of December 31, 2018. In addition to the Original Commitment, FS Investments and Rialto committed to purchase, or may cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and/or Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments (the “Additional Commitment”). The Additional Commitment by its terms is currently set to expire in September 2019. As of December 31, 2018, approximately $8,535 of the Additional Commitment has been purchased. Lennar, through Rialto Investments, LLC (“RI”), a subsidiary retained by Lennar following the sale of Rialto to Stone Point Capital, holds the Class F shares issued in connection with the Original Commitment. Lennar, through RI, has also agreed to maintain the commitment to fund any amounts remaining under the Original Commitment and, subject to being notified by the Company that capital is required to fund additional investments, the Additional Commitment. FS Investments and Rialto have agreed that for so long as it or its affiliate is serving as the Company’s adviser or the Company’s sub-adviser, respectively, it or its affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018 and 2017:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2016	8,000	—	—	—	—	—	—	8,000
Issuance of common stock	968,796	190,023	—	—	—	—	—	1,158,819
Reinvestment of distributions	12,005	1,091	—	—	—	—	—	13,096

Balance as of December 31, 2107	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	1,387,498	—	123,923	3,752	60,774	421,104	127,882	2,124,933
Reinvestment of distributions	95,565	1,899	658	21	160	867	644	99,814
Redemptions of common stock	—	—	—	—	—	(3,979)	—	(3,979)

Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2016	$200	$—	$—	$—	$—	$—	$—	$200
Issuance of common stock	24,240	4,758	—	—	—	—	—	28,998
Reinvestment of distributions	301	27	—	—	—	—	—	328

Balance as of December 31, 2017	24,741	4,785	—	—	—	—	—	29,526
Issuance of common stock	34,175	—	3,104	94	1,522	10,581	3,151	52,627
Reinvestment of distributions	2,353	47	16	1	4	22	16	2,459
Redemptions of common stock	—	—	—	—	—	(100)	—	(100)
Accrued stockholder servicing fees(1)	—	—	(133)	(4)	(19)	(767)	—	(923)

Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589

(1)

Stockholder servicing fees only apply to Class T, Class S, Class D and Class M shares. Under GAAP, the Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.

Status of Offerings

As of March 15, 2019, the Company has issued 4,003,468 shares of common stock (consisting of 2,488,989 shares of Class F common stock, 193,013 shares of Class Y common stock, 290,064 shares of Class T common stock, 3,776 shares of Class S common stock, 80,676 shares of Class D common stock, 654,255 shares of Class M common stock and 292,695 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $99,801.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Class F shares and Class Y shares are not eligible to participate in the Company’s share repurchase plan until September 2019. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the years ended December 31, 2018 and 2017 the Company repurchased 3,979 and 0, respectively, of shares of common stock representing a total of $100 and $0, respectively. The Company had no unfulfilled repurchase requests during the year ended December 31, 2018.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2018 (share classes showing no distributions in a period are a result of no shares of that class being outstanding as of such date):

Record Date(1)	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2018	$0.1510	$0.1510	$—	$—	$—	$—	$0.1510
February 27, 2018	0.1510	0.1510	—	—	—	—	0.1510
March 29, 2018	0.1510	0.1510	—	—	—	—	0.1510
April 27, 2018	0.1510	0.1510	0.1424	—	0.1434	—	0.1296
May 30, 2018	0.1510	0.1510	0.0946	0.1182	0.1298	0.1394	0.1258
June 28, 2018	0.1510	0.1510	0.1376	0.1087	0.1370	0.1234	0.1276
July 30, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250
August 30, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250
September 27, 2018	0.1510	0.1510	0.1042	0.1073	0.1188	0.1188	0.1250
October 30, 2018	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
November 29, 2018	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
December 28, 2018(2)	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250

Total	$1.8120	$1.8120	$1.0091	$0.8707	$1.1230	$0.9756	$1.5860

(1)

For distributions paid through June 29, 2018, the Company declared a gross distribution amount of $0.1510 per share for each class of its outstanding common stock and paid out a net distribution amount for each class of its outstanding common stock that represents this gross amount less any applicable class-specific expenses including stockholder servicing fees and advisory fees. Beginning with the July 31, 2018 payment date, the Company began declaring a fixed net distribution amount for each class of its outstanding common stock that takes into account any applicable class-specific expenses. The fixed net distribution amount for Class T shares increased from $0.1042 to $0.1073 per share beginning with the October 31, 2018 payment date due to the decrease in stockholder servicing fees payable with respect to Class T Shares from 1.00% to 0.85% per annum that occurred in connection with the Offering Modifications.

(2)	Distribution was paid on January 2, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Amount	Percentage	Amount	Percentage
Distributions:
Paid or payable in cash	$1,488	38%	$79	19%
Reinvested in shares	2,459	62%	328	81%

Total distributions	$3,947	100%	$407	100%

Source of distributions:
Cash flows from operating activities	$3,947	100%	$407	100%
Offering proceeds	—	—	—	—

Total sources of distributions	$3,947	100%	$407	100%

Net cash provided by operating activities(1)	$5,198		$579

(1)

Cash flows from operating activities are supported by expense support payments from the Company’s advisor and sub-advisor pursuant to the Company’s amended and restated expense limitation agreement. See Note 6 for additional information regarding the Company’s amended and restated expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. On November 9, 2018 and March 13, 2019, the Company’s board of directors declared regular monthly cash distributions for January through March 2019 and April through June 2019, respectively, for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$1,987	—	$1,987	—	—	—	—	—

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2018			December 31, 2017
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$2,608	$2,608	$2,608	$2,442	$2,442	$2,442
Loans receivable(1)	$239,207	$238,979	$239,342	$49,929	$49,850	$49,945
Financial Liabilities
Repurchase obligations	$158,248	$159,126	$159,126	$22,798	$23,250	$23,250

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees.

Estimates of fair value for cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable and repurchase obligations are measured using unobservable inputs, or Level 3 inputs.

Note 9. Commitments and Contingencies

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

See Note 6 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments once gross proceeds from the Company’s public offering exceed $250,000.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Summary of Quarterly Results

The following are the quarterly results of operations for the year ended December 31, 2018 and period from September 13, 2017 (Commencement of Operations) through December 31, 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net interest income	$1,894	$1,724	$901	$417
Net other expenses	354	311	165	115

Net income	$1,540	$1,413	$736	$302

Per share information-basic and diluted
Net income per share of common stock	$0.51	$0.55	$0.41	$0.24

Weighted average common stock outstanding	3,026,364	2,551,864	1,780,663	1,256,174

			Quarter Ended
			December 31, 2017	September 30, 2017
Net interest income			$263	$55
Net other expenses			85	13

Net income			$178	$42

Per share information-basic and diluted
Net income per share of common stock			$0.20	$0.25

Weighted average common stock outstanding			901,821	171,417

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Credit Real Estate Income Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2018

(in thousands)

Loan Type	Description	Location	Interest Payment Rates		Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loan(3)(4)	Multifamily	Gulfport, MS	L+3.75%		3/9/2019	I/O	—	$9,500	$9,519
Senior loan(3)(4)	Office	Memphis, TN	L+4.25%		10/9/2022	I/O	—	29,250	29,357
Senior loan(3)(4)	Office	Landover, MD	L+4.85%		12/9/2022	I/O	—	13,006	13,033
Senior loan(3)(4)	Multifamily	Las Vegas, NV	L+4.00%		3/9/2023	I/O	—	12,173	12,187
Senior loan(4)	Office	Newport Beach, CA	L+4.63%		3/9/2021	I/O	—	5,186	5,188
Senior loan(3)(4)	Hospitality	Las Vegas, NV	L+4.50%		3/7/2022	I/O	—	12,050	12,078
Senior loan(3)(4)	Office	Austin, TX	L+4.25%		4/9/2023	I/O	—	14,298	14,330
Senior loan(3)(4)	Office	New York, NY	L+3.75%		5/9/2021	I/O	—	30,000	29,990
Senior loan(3)(4)	Multifamily	East Orange, NJ	L+4.65%		5/1/2023	I/O	—	19,800	19,816
Senior loan(3)(4)	Retail	Miami, FL	L+4.00%		6/9/2023	I/O	—	12,000	12,003
Senior loan(4)	Retail	Miami, FL	L+4.25%		6/9/2023	I/O	—	6,750	6,752
Senior loan(3)(4)	Retail	Miami, FL	L+4.50%		6/9/2023	I/O	—	11,000	11,002
Senior loan(3)(4)	Multifamily	Jacksonville, FL	L+4.25%		7/9/2023	I/O	—	9,345	9,346
Senior loan(3)(4)	Hospitality	Gaithersburg, MD	L+5.25%		8/9/2023	I/O	—	12,221	12,224
Senior loan(3)(4)	Industrial	Fayetteville, NC	L+4.25%		8/9/2023	I/O	—	12,500	12,500
Senior loan(3)(4)	Multifamily	Seattle, WA	L+3.80%		11/9/2022	I/O	—	12,400	12,395
Senior loan(3)(4)	Multifamily	New York, NY	L+11.00	%(5)	1/9/2022	I/O	—	17,500	17,487

							—	$238,979	$239,207

(1)	Maximum maturity assumes all extension options are exercised by the borrower.

(2)	I/O = interest only.

(3)	Loan is in excess of 3% of the carrying amount of total loans.

(4)	Loan is not delinquent with respect to principal or interest.

(5)	Interest rate on the senior loan will reset to L+5.50% when certain conditions have been met.

The following table reconciles mortgage loans on real estate for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Balance at beginning of period	$49,929	$—
Additions during period:
Loan fundings	191,437	49,848
Amortization of deferred fees and expenses on loans	296	81
Deductions during period:
Collections of principal	(2,455)	—
Loans sold	—	—

Balance at end of period	$239,207	$49,929

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with GAAP.

As of December 31, 2018, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

NAME	AGE	POSITION HELD
Michael C. Forman	57	Chairman, President and Chief Executive Officer
Edward T. Gallivan, Jr.	56	Chief Financial Officer
Stephen S. Sypherd	42	Vice President, Treasurer and Secretary
James Volk	56	Chief Compliance Officer
David J. Adelman	46	Director
Jeffrey Krasnoff	63	Director
Terence J. Connors	64	Independent Director
John A. Fry	58	Independent Director
Jack A. Markell	58	Independent Director
Richard Vague	63	Independent Director

Michael C. Forman has served as our president and chief executive officer since our inception in 2016, as our chairman since July 2017 and as the chairman and chief executive officer of FS Real Estate Advisor since its inception in August 2016. Mr. Forman also currently serves as chairman, president and/or chief executive officer of each of the other funds sponsored by FS Investments and each of their respective investment advisers. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded FS Investments. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (Executive Committee Member), the Vetri Foundation for Children (Chairman), the Children’s Hospital of Philadelphia (corporate council member), Drexel University and the Center City District Foundation. Mr. Forman serves as co-chair of the capital campaign of the Philadelphia School. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Our board of directors has determined that Mr. Forman should serve as a director in light of his extensive experience in corporate and securities law and leadership roles of various companies including FS Real Estate Advisor, which serves as our adviser.

Edward T. Gallivan, Jr. has served as our chief financial officer since June 2018. Mr. Gallivan also serves as chief financial officer of FS Credit Income Fund, FS Energy Total Return Fund, FS Multi-Alternative Income Fund, FS Global Credit Opportunities Fund and FS Energy and Power Fund. Prior to joining FS Investments, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm, PricewaterhouseCoopers LLP, where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College in Massachusetts.

Stephen S. Sypherd has served as our vice president, treasurer and secretary since our inception in 2016. Mr. Sypherd also serves as vice president, treasurer, secretary or general counsel of each of the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts, including its audit and governance committees.

James Volk has served as our chief compliance officer since February 2017. Mr. Volk also serves as the chief compliance officer of each of the other funds sponsored by FS Investments Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk worked at SEI Investments from February 1996 to October 2014, including serving as the chief compliance officer, chief accounting officer and head of traditional fund operations at the Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers LLP. Mr. Volk received his B.S. in Accounting from the University of Delaware.

David J. Adelman has been a member of our board since February 2018. Until April 2018, Mr. Adelman also served as the vice-chairman of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Feeder Funds, FS Investment Corporation III, FS Investment Corporation IV and their respective investment advisers, and presided in such roles since each entity’s inception. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia based Campus Apartments, Inc. (“Campus Apartments”) since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has served as the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of Actua Corporation (formerly known as ICG Group, Inc.) since June 2011, board member of Wheels Up since May 2013 and a member of the National Multifamily Council and the Young Presidents’ Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute’s Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded FS Investments with Mr. Forman. Mr. Adelman received his B.A. in Political Science from The Ohio State University.

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

John A. Fry has been a member of our board since July 2017. Mr. Fry has served as the President of Drexel University in Philadelphia, Pennsylvania since August 2010. Prior to becoming President of Drexel University, Mr. Fry served as President of Franklin & Marshall College in Lancaster, Pennsylvania from 2002 until 2010. From 1995 to 2002, he was Executive Vice President of the University of Pennsylvania and served as the Chief Operating Officer of the University and as a member of the executive committee of the University of Pennsylvania Health System. Mr. Fry is a member of the Board of Trustees of Delaware Investments, an asset management firm, with oversight responsibility for all of the portfolios in that mutual fund family. He also serves on its audit committee. Mr. Fry also serves as a director of Drexel Morgan & Co., Community Health Systems, where he also serves on the compensation committee, and vTv Therapeutics. Mr. Fry received his Masters in Business Administration from the NYU Stern School of Business, and received his B.A. in American Civilization from Lafayette College.

Our board of directors has determined that Mr. Fry should serve as a director in light of his leadership experience and experience serving as a board member for other investment and management operations.

Jack A. Markell has been a member of our board since February 2018. Mr. Markell served as the 73rd Governor of Delaware from 2009-2017, leading a $4 billion enterprise with 30,000 employees. Governor Markell won re-election in 2012 with more than 69% of the vote. During his tenure, Governor Markell was particularly focused on improving Delaware’s schools and positioning its citizens for future prosperity by launching and scaling important workforce development efforts. Governor Markell served as Chair of the National Governors Association and the Democratic Governors Association. Governor Markell previously served as state treasurer of Delaware from 1999-2009. Prior to public service, Governor Markell had a sixteen-year career in business, banking and consulting including serving as a senior vice president for corporate development at Nextel. Governor Markell’s other professional experience includes working in a senior management position at Comcast Corporation, as a consultant at McKinsey and Company, Inc. and as a banker at First Chicago Corporation. Governor Markell serves on the National Board of Directors of Jobs for America’s Graduates and as a trustee of the Annie E. Casey Foundation and Upstream USA. Governor Markell also serves on the boards of Graham Holdings Company,Symbiont.io and on the board of trustees of Delaware State University. Governor Markell received his B.A. in Economics and Development Studies from Brown University and an M.B.A. from The University of Chicago.

Our board of directors has determined that Mr. Markell should serve as a director in light of his significant leadership and business experience.

Richard Vague has been a member of our board since July 2017. Mr. Vague is currently a managing partner of Gabriel Investments, an early stage venture capital fund and chair of The Governor’s Woods Foundation, a non-profit philanthropic organization. Previously, he was the co-founder and chief executive officer of Energy Plus, and also the co-founder and chief executive officer of two consumer banks, First USA and Juniper Financial. Mr. Vague was the co-founder of Energy Plus Holding, LLC in 2007, after serving as chief executive officer of Barclaycard, US at Barclays Plc until April 4, 2007. Mr. Vague currently serves on the University of Pennsylvania Board of Trustees and the Penn Medicine Board of Trustees, and on a number of business boards. He is chair of FringeArts Philadelphia and chair of the University of Pennsylvania Press. He is also on the boards of the Franklin Institute, the Museum of the American Revolution, the Pennsylvania Academy of the Fine Arts and Visit Philadelphia. Richard is the author of The Next Economic Disaster, a book on the global economy, as well as a number of published articles on economic theory. He is also editor of the blog delanceyplace.com, which focuses on non-fiction literature. Mr. Vague received his B.S. in Communication from the University of Texas at Austin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2018 because we do not have a class of securities registered pursuant to Section 12 of the Exchange Act.

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

Compensation of Directors

Each of our directors who does not serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto is entitled to receive annual retainer fees, fees for participating in board and committee meetings and annual fees for serving as a committee chairperson, determined based on our NAV as of the end of each fiscal quarter. We do not pay compensation to our directors who also serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto. The following director compensation table sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2018 (in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Terence J. Connors	$—	$27	$—	$—	$—	$—	$27
John A. Fry	—	22	—	—	—	—	22
Jack A. Markell(1)	—	19	—	—	—	—	19
Richard Vague	—	17	—	—	—	—	17

Total	$—	$85	$—	$—	$—	$—	$85

(1)	Jack A. Markell became a member of the board in February 2018.

(2)

In February 2019, we granted 781 restricted shares of our restricted Class I common stock to our independent directors pursuant to our independent director restricted share plan. The grant date fair value of the stock was $24.63 per share.

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

Until we achieve a net asset value of $250 million, which we refer to as the “NAV Threshold”, we will pay 100% of the applicable independent director compensation in the form of restricted shares of Class I common stock. Effective for the first calendar quarter immediately following the date that we achieve the NAV Threshold, we will pay 75% of the applicable compensation quarterly in cash in arrears, and we will pay 25% of the applicable compensation in the form of restricted shares of Class I common stock. The restricted shares of Class I common stock will be granted under, and subject to the terms and conditions of, our independent director restricted share plan, which is described below, on the first calendar day of the second month following the calendar quarter to which the compensation relates. We will determine the number of restricted shares to grant by dividing 100% or 25%, as applicable, of the quarterly compensation due by the current transaction price of Class I common stock, and rounding to the nearest whole number. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination service due to his or her death or disability or a change in our control.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	195,758
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	195,758

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2019, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 15, 2019, there were a total of 3,994,521 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. Except as noted below, to our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security. The address for each of the persons named below is in care of our principal executive offices at 201 Rouse Boulevard, Philadelphia, PA 19112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Shares
5% Stockholders
Rialto Investments, LLC(1)	1,037,030	26.0%
David J. Adelman(2)	599,504	15.0%
Michael C. Forman(2)	595,068	14.9%
MCFDA SCV LLC	591,735	14.8%
Directors and Executive Officers
Michael C. Forman(2)	595,068	14.9%
Edward T. Gallivan, Jr.	—	—
Stephen S. Sypherd	12,554	*
James Volk	—	—
David J. Adelman(2)	599,504	15.0%
Jeffrey Krasnoff	—	—
Terence J. Connors	3,581	*
John A. Fry	1,135	*
Jack A. Markell	693	*
Richard Vague	5,422	*

All directors and executive officers as a group(3)	622,889	15.6%

*	Less than one percent.

(1)	Rialto Investments, LLC is a wholly-owned subsidiary of Lennar Corporation.

(2)	MCFDA SCV LLC is jointly owned by Mr. Adelman and Mr. Forman.

(3)	The shares owned by MCFDA SCV LLC are deemed to be beneficially owned by Mr. Adelman and Mr. Forman.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2018 and currently proposed transactions involving us, our directors, our adviser, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.

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

•

providing accounting and administrative services, including but not limited to, the performance of administrative functions required for our day to day operations and calculating our monthly NAV value; and

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

Performance Fee. As compensation for services provided pursuant to the advisory agreement, we also pay our adviser a performance fee. The performance fee is calculated and payable quarterly in arrears in an amount equal to 10.0% of our Core Earnings (defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.50%. As a result, our adviser does not earn a performance fee for any quarter until our Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our common stock other than Class F common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase plan. Once our Core Earnings in any quarter exceed the hurdle rate, our adviser will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until our Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, our adviser is entitled to receive 10.0% of our Core Earnings. Class F shares do not pay the performance fee. “Core Earnings” means: the net income (loss) attributable to stockholders of Class T, Class S, Class D, Class M, Class I and Class Y shares computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP (provided that net income (loss) attributable to Class Y stockholders shall be subject to certain reductions) net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between our adviser and our independent directors and approved by a majority of our independent directors.

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

Limitations on Reimbursement. Notwithstanding the foregoing, commencing with the later of the fourth fiscal quarter after we have commenced material operations or the effective date of our public offering, to the extent that our total operating expenses in any four consecutive fiscal quarters exceed the 2%/25% limitation set forth in our charter we will not reimburse our adviser or the sub-adviser unless our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or we will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. Each such determination will be recorded in the minutes of a meeting of our board of directors. As of December 31, 2018, we were in compliance with the 2%/25% limitation set forth in our charter.

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

Expense Limitation Agreement

We have entered into an expense limitation agreement with our adviser and the sub-adviser, which we refer to as the Expense Limitation Agreement, pursuant to which our adviser and the sub-adviser have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses (defined below) for such quarter to the extent such expenses exceed 1.5% per annum of our average monthly net assets attributable to each of our classes of common stock. “Ordinary operating expenses” for each class of common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to our board of directors, loan servicing expenses, administrative services expenses, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) advisory fees, (b) interest expense and other financing costs, (c) taxes, (d) distribution or shareholder servicing fees and (e) unusual, unexpected and/or nonrecurring expenses. We repay our adviser or the sub-adviser on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then- current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

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

Dealer Manager Agreement

We are party to a dealer manager agreement with our dealer manager pursuant to which the dealer manager has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the dealer manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and other financial advisors. The dealer manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The dealer manager also serves as the placement agent for our private offering of Class F shares and served as the placement agent for our private offering of Class Y shares pursuant to placement agreements. The dealer manager does not receive any compensation pursuant to these agreements.

Upfront Selling Commissions and Dealer Manager Fees

Class T Shares. Subject to any discounts described below, the dealer manager is entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.05%, of the transaction price per share of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The dealer manager reallows (pays) these fees to participating broker- dealers, unless a particular broker-dealer declines to accept some portion of the fees they are otherwise eligible to receive in which case such portion may be retained.

Class S Shares. Subject to any discounts described below, the dealer manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price per share of each Class S share sold in the primary offering. The dealer manager reallows (pays) these fees to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the fees they are otherwise eligible to receive in which case such portion may be retained.

A subscriber’s ability to receive a fee waiver or fee discount may depend on the financial advisor or broker-dealer through which it purchases Class T or Class S shares. Selling commissions and dealer manager fees may be lower for certain participating broker-dealers. An investor qualifying for a discount or fee waiver will receive a higher percentage return on his or her investment than investors who do not qualify for such discount or fee waiver.

Class D, Class M, Class I, Class F and Class Y Shares. No selling commissions or dealer manager fees are be paid with respect to Class D, Class M, Class I, Class F and Class Y shares sold in our public offering.

Stockholder Servicing Fees-Class T, Class S, Class D and Class M Shares

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the dealer manager a stockholder servicing fee over time with respect to our outstanding Class T, Class S, Class D and Class M shares equal to 0.85%, 0.85%, 0.3% and 0.3%, respectively, per annum of the aggregate NAV of our outstanding shares of the applicable class. The stockholder servicing fee for Class T shares is comprised of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I, Class F or Class Y shares.

The stockholder servicing fees are paid monthly in arrears. The dealer manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such broker-

dealers and financial institutions, and waives stockholder servicing fees to the extent a broker-dealer or financial institutions is not eligible to receive it for failure to provide such services. Because stockholder servicing fees with respect to Class T, Class S, Class D and Class M shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV or, alternatively, the distributions payable with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying stockholder servicing fees with respect to each Class T, Class S, Class M and Class D share held in a stockholder’s account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would exceed 8.75, 8.75%, 7.25% and 1.25%, respectively, (or a lower limit for shares sold by certain participating broker-dealers) of the gross proceeds from the sale of shares in such account. We refer to these amounts as the sales charge cap. In the case where there is a limit lower than 8.75%, 7.25% or 1.25%, as applicable, the agreement between our dealer manager and the participating broker-dealer of record in effect at the time such shares were first issued to such account sets forth the lower limit and our dealer manager adviser our transfer agent of the lower limit in writing.

In addition, we will cease paying stockholder servicing fees on each Class T share, Class S share, Class D share and Class M share held in a stockholder’s account and each such share will convert to Class I shares on the earlier to occur of the following: (i) a listing of Class I shares on a national securities exchange; (i) the sale or other disposition of all or substantially all of our assets or our merger or consolidation with or into another entity in a transaction in which holders of Class T, Class S, Class D or Class M shares receive cash and/or shares of stock that are listed on a national securities exchange; or (iii) the date following the completion of our public offering on which, in the aggregate, underwriting compensation from all sources in connection with our public offering, including selling commissions, dealer manager fees, stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Eligibility to receive stockholder servicing fees is conditioned on a broker-dealer providing the following ongoing services with respect to the Class T, Class S Class D and Class M shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request and assistance with share repurchase requests. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the dealer manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.

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

Indemnification

To the extent permitted by law and our charter, we are required to indemnify the participating broker- dealers and the dealer manager against some civil liabilities, including certain liabilities under the Securities Act, and liabilities arising from an untrue statement of material fact contained in, or omission to state a material fact in, this prospectus or the registration statement of which this prospectus is a part, blue sky applications or approved sales literature.

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2018, there were no fees paid to affiliates of our adviser for other services. See Note 6 to our consolidated financial statements included herein for additional information regarding fees payable (incurred) to our adviser as of December 31, 2018.

Fees and Reimbursements Paid to Our Adviser, Sub-Adviser, and Dealer Manager

The following table sets forth the fees and expenses paid or payable (incurred) to our adviser, sub-adviser, and dealer manager related to the year ended December 31, 2018, and the amount payable at December 31, 2018, regardless of when incurred.

	Year Ended December 31, 2018	Payable at December 31, 2018
Selling commissions(1)	$94	$—
Dealer manager fees(1)	$10	$—
Stockholder servicing fees(2)	$11	$5
Other compensation – dealer manager	$—	$—
Reimbursement of organization and offering expenses	$—	$—
Base management fee	$70	$47
Performance fee	$44	$24
Origination fee(3)	$2,081	$—
Reimbursement of organization and offering expenses	$—	$—
Reimbursement of operating expenses	$—	$—

(1)

The dealer manager has entered into agreements with participating broker-dealers distributing our shares in our primary offering, and all of the upfront selling commissions and dealer manager fees were reallowed (paid) to, such participating broker-dealers.

(2)

The dealer manager reallowed (paid) all or a portion of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such entities.

(3)	Origination fees are paid directly by the borrower to the adviser or sub-adviser and not by us.

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

Item 14.	Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2018, Ernst & Young, LLP served as our independent registered public accounting firm. Ernst & Young, LLP has served as our independent registered public accounting firm since our formation. Effective as of March 13, 2019, the audit committee engaged Ernst & Young, LLP as our independent auditors to audit our financial statements for the year ended December 31, 2019. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to us for services performed for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firm, Ernst & Young, LLP:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit fees	$260,700	$150,000
Audit-related fees	10,000	112,500
Tax fees	45,250	30,000
All other fees	—	—

Total	$315,950	$292,500

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

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm for the years ended December 31, 2018 and 2017 were pre-approved by the audit committee of our board, which concluded that the provision of such services by Ernst & Young, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	85

(3)	See b. below.

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

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037))

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037))

10.2	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.3	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037))

10.4	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.5	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037))

10.6	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017 (file number 333-216037))

10.7	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

10.8	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037))

10.9	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.10	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.11	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.12	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.13	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.14	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.15	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.16	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018 (file number 333-216037)).

10.17	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018 (file number 333-216037)).

10.18*	Amendment No. 3 to Master Repurchase and Securities Contract dated as of November 30, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association

10.19*	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

21.1*	Subsidiaries of the Registrant

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

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

Date: March 21, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Michael C. Forman and Edward T. Gallivan, Jr., and each of them with full power to act without the other and with full power of substitution and resubstitution, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2019	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 21, 2019	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date: March 21, 2019	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 21, 2019	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 21, 2019	/s/ JOHN A. FRY
John A. Fry Director

Date: March 21, 2019	/s/ RICHARD VAGUE
Richard Vague Director

Date: March 21, 2019	/s/ JACK A. MARKELL
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