Form 10-Q
period 2019-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2019-05-15
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 14, 2019 there were 2,506,241 outstanding shares of Class F common stock, 193,013 outstanding shares of Class Y common stock, 438,257 outstanding shares of Class T common stock, 3,780 outstanding shares of Class S common stock, 93,813 outstanding shares of Class D common stock, 732,832 outstanding shares of Class M common stock and 524,801 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$2,031	$608
Restricted cash	2,050	2,000
Loans receivable	245,401	239,207
Mortgage-backed securities, at fair value	1,911	1,987
Reimbursement due from sponsor	537	708
Interest receivable	795	704
Other assets	—	18

Total assets	$252,725	$245,232

Liabilities
Repurchase agreements payable (net of deferred financing costs of $679 and $878, respectively)	$150,017	$158,248
Due to related party	1,500	912
Interest payable	332	304
Payable for shares repurchased	—	100
Other liabilities	2,619	2,232

Total liabilities	154,468	161,796

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 2,497,595 and 2,471,864 issued and outstanding, respectively	25	25
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 193,013 and 193,013 issued and outstanding, respectively	2	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 290,830 and 124,581 issued and outstanding, respectively	3	1
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 3,778 and 3,773 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 80,826 and 60,934 issued and outstanding, respectively	1	1
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 645,690 and 417,992 issued and outstanding, respectively	6	4
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 292,949 and 128,526 issued and outstanding, respectively	3	1
Additional paid-in capital	98,037	83,555
Accumulated other comprehensive income (loss)	1	(10)
Retained earnings (accumulated deficit)	179	(143)

Total stockholders’ equity	98,257	83,436

Total liabilities and equity	$252,725	$245,232

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Net interest income
Interest income	$4,558	$965
Less: Interest expense	(2,148)	(548)

Net interest income	2,410	417

Other expenses
Management and performance fees	132	—
General and administrative expenses	892	471
Less: Expense limitation	(537)	(356)

Net other expenses	487	115

Net income	$1,923	$302

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.51	$0.24

Weighted average common stock outstanding	3,789,218	1,256,174

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$1,923	$302
Other comprehensive income
Net change in unrealized gain on mortgage-backed securities	11	—

Total other comprehensive income	11	—

Comprehensive income	$1,934	$302

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
Balance as of December 31, 2017	1,179,915	$12	$29,514	$—	$(187)	$29,339
Common stock issued	193,534	2	4,793	—	—	4,795
Distributions declared	—	—	—	—	(582)	(582)
Proceeds from distribution reinvestment plan	18,348	—	452	—	—	452
Net income (loss)	—	—	—	—	302	302

Balance as of March 31, 2018	1,391,797	$14	$34,759	$—	$(467)	$34,306

Balance as of December 31, 2018	3,400,683	$34	$83,555	$(10)	$(143)	$83,436
Common stock issued	579,147	6	14,475	—	—	14,481
Distributions declared	—	—	—	—	(1,601)	(1,601)
Proceeds from distribution reinvestment plan	29,819	—	740	—	—	740
Redemptions of common stock	(4,968)	—	(125)	—	—	(125)
Stockholder servicing fees	—	—	(608)	—	—	(608)
Net income	—	—	—	—	1,923	1,923
Other comprehensive income	—	—	—	11	—	11

Balance as of March 31, 2019	4,004,681	$40	$98,037	$1	$179	$98,257

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,923	$302
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(120)	(69)
Amortization of deferred financing costs	232	196
Changes in assets and liabilities
Reimbursement due from sponsor	171	185
Interest receivable	(91)	(98)
Other assets	18	—
Due to related party	588	(241)
Interest payable	28	57
Other liabilities	(251)	267

Net cash provided by (used in) operating activities	2,498	599

Cash flows used in investing activities
Origination and fundings of loans receivable	(15,574)	(29,110)
Principal collections from loans receivable	9,500	—
Purchases of mortgage-backed securities	(274)	—
Principal repayments of mortgage-backed securities	361	—

Net cash used in investing activities	(5,987)	(29,110)

Cash flows from financing activities
Issuance of common stock	14,481	4,795
Redemptions of common stock	(225)	—
Stockholder distributions paid	(811)	(130)
Stockholder servicing fees	(20)	—
Borrowings under repurchase agreements	9,295	25,687
Repayments under repurchase agreements	(17,725)	—
Payment of deferred financing costs	(33)	(501)

Net cash provided by (used in) financing activities	4,962	29,851

Total increase (decrease) in cash, cash equivalents and restricted cash	1,473	1,340
Cash, cash equivalents and restricted cash at beginning of period	2,608	2,442

Cash, cash equivalents and restricted cash at end of period	$4,081	$3,782

Supplemental disclosure of cash flow information and non-cash financing activities
Payments of interest	$1,888	$295

Accrued stockholder servicing fee	$588	$—

Distributions payable	$307	$—

Reinvestment of stockholder distributions	$740	$452

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting an initial public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class F common stock and previously conducted a private offering of its Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in an overnight institutional money market fund. As of March 31, 2019 and December 31, 2018, the Company’s investment in an overnight institutional money market fund was $2,020 and $599, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to one of the Company’s repurchase facilities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$2,031	$1,409
Restricted cash	2,050	2,373

Total cash, cash equivalents and restricted cash	$4,081	$3,782

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, loan exit fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to March 31, 2019, the Company incurred offering costs of $6,992, which were paid on its behalf by FS Investments (see Note 6).

Income Taxes: The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2017. In order to maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to March 31, 2019, the Company did not incur any interest or penalties.

Stockholder Servicing Fees: The Company follows the guidance in Accounting Standards Codification Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 6. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its unaudited consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)	December 31, 2018
Number of loans	17	17
Principal balance	$245,061	$238,979
Net book value	$245,401	$239,207
Unfunded loan commitments(1)	$46,562	$38,324
Weighted-average cash coupon(2)	6.85%	7.28%
Weighted-average all-in yield(2)	7.05%	7.48%
Weighted-average maximum maturity (years)(3)	3.6	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

The Company’s floating-rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the three months ended March 31, 2019 and 2018, the activity in the Company’s loan portfolio was as follows:

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$239,207	$49,929
Loan fundings	15,574	29,110
Loan repayments	(9,500)	—
Amortization of deferred fees on loans	120	69

Balance at end of period	$245,401	$79,108

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)		December 31, 2018
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$92,767	38%	$91,898	38%
Multifamily	71,732	29%	80,750	34%
Retail	29,770	12%	29,757	13%
Hospitality	24,326	10%	24,302	10%
Industrial	26,806	11%	12,500	5%

Total	$245,401	100%	$239,207	100%

	March 31, 2019 (Unaudited)		December 31, 2018
Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
Northeast	$107,711	44%	$92,550	39%
Southeast	81,007	33%	80,960	34%
West	29,935	12%	29,453	12%
Southwest	14,344	6%	23,849	10%
Northwest	12,404	5%	12,395	5%

Total	$245,401	100%	$239,207	100%

As of March 31, 2019, all of the Company’s loans had a risk rating of “3”. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of March 31, 2019 or December 31, 2018.

Subsequent Activity

During the period from April 1, 2019 through the date the unaudited consolidated financial statements were issued, the Company closed on one senior floating-rate mortgage loan of which $38,000 was funded at closing. The Company funded the purchase of the loan with cash on hand, proceeds from its public and private offerings and $28,500 in proceeds from one of the Company’s financing facilities.

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of March 31, 2019 and December 31, 2018. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities (continued)

The table below summarizes various attributes of or investment in available-for-sale CMBS as of March 31, 2019 and December 31, 2018.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
March 31, 2019 (Unaudited)	$1,909	$1,910	$1	—	$1,911	3.59%	1.6
December 31, 2018	$2,000	$1,997	—	$(10)	$1,987	3.60%	1.8

(1)	Calculated using the one-month LIBOR rate of 2.49% and 2.50% as of March 31, 2019 and December 31, 2018, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	5.07%	$22,875	$52,125	4.2
GS-1 Facility(4)	Repurchase	4.76%	127,821	47,179	3.5

Total			$150,696	$99,304

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $48,563 and $48,639, respectively.
(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $179,341 and $179,178, respectively.

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.49%	$31,305	$43,695	3.4
GS-1 Facility(4)	Repurchase	4.35%	127,821	2,179	3.8

			$159,126	$45,874

(1)	The carrying amount outstanding under the facilities approximates their fair value.
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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $159,106 and 4.82%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $106,424 and 4.37%, respectively.

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

The Company incurred $848 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2019, $130 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of March 31, 2019, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing initially available under the GS-1 Facility was $130,000. On February 20, 2019, GS-1 entered into an amendment to the GS-1 Facility to increase the maximum amount of financing available from $130,000 to $175,000. If the Company meets certain equity capital thresholds, GS-1, with the consent of Goldman Sachs, may elect to increase the maximum amount of financing available to $250,000. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of March 31, 2019, the Company was in compliance with these covenants.

The Company incurred $1,157 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2019, $549 had yet to be amortized to interest expense.

Note 6. Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the second amended and restated advisory agreement dated as of August 17, 2018, or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class F or Class Y shares.

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

FS Investments funded the Company’s organization and offering costs in the amount of $7,235 for the period from November 7, 2016 (Inception) to March 31, 2019. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of March 31, 2019, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the year ended December 31, 2018, all of these costs were reimbursed to FS Investments.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement during the three months ended March 31, 2019 and 2018:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2019	2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$84	—
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$48	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$594	$240

(1)

During the three months ended March 31, 2019 and 2018, $47 and $0, respectively, in base management fees were paid to FS Real Estate Advisor. As of March 31, 2019, $84 in base management fees were payable to FS Real Estate Advisor.

(2)

During the three months ended March 31, 2019 and 2018, $24 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2019, $48 in performance fees were payable to FS Real Estate Advisor.

(3)

During the three months ended March 31, 2019 and 2018, $553 and $231, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

The Company does not pay a stockholder servicing fee with respect to its Class I, Class F or Class Y shares. The dealer manager reallows some or all of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such broker-dealers, and waives (pays back to the Company) stockholder servicing fees to the extent a broker-dealer or financial institution is not eligible or otherwise declines to receive all or a portion of such fees.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2019, the Company accrued $1,500 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide,

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

FS Investment Solutions also serves or served as the placement agent for the Company’s private offerings of Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Expense Limitation

The Company has entered into an amended and restated expense limitation agreement with FS Real Estate Advisor and Rialto, or the expense limitation agreement, pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2019, the Company accrued $3,349 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $537 in reimbursements for the three months ended March 31, 2019. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2019, the Company received $2,812 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2019, the Company had $537 of reimbursements due from FS Real Estate Advisor and Rialto.

Capital Contributions and Commitments

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

In addition, the Company is conducting a private placement of its Class F shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto collectively committed to purchase $50,000 of the Company’s Class F shares (the “Original Commitment”), of which approximately $49,025 has been purchased as of March 31, 2019. In addition to the Original Commitment, FS Investments and Rialto committed to purchase, or may cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and/or Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments (the “Additional Commitment”). The Additional

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Commitment by its terms is currently set to expire in September 2019. As of March 31, 2019, approximately $8,535 of the Additional Commitment has been purchased. Rialto’s former parent, Lennar Corporation (“Lennar”), through Rialto Investments, LLC (“RI”), a subsidiary retained by Lennar following the sale of Rialto to Stone Point Capital in November 2018, holds the Class F shares issued in connection with the Original Commitment. Lennar, through RI, has also agreed to maintain the commitment to fund any amounts remaining under the Original Commitment and, subject to being notified by the Company that capital is required to fund additional investments, the Additional Commitment. Pursuant to the Original Commitment, each of FS Investments and RI or their respective affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

Note 7. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	164,314	—	19,498	231,628	163,707	579,147
Reinvestment of distributions	25,731	—	1,935	5	394	1,038	716	29,819
Redemptions of common stock	—	—	—	—	—	(4,968)	—	(4,968)

Balance as of March 31, 2019	2,497,595	193,013	290,830	3,778	80,826	645,690	292,949	4,004,681

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	4,120	—	489	5,833	4,039	14,481
Reinvestment of distributions	637	—	49	0	10	26	18	740
Redemptions of common stock	—	—	—	—	—	(125)	—	(125)
Accrued stockholder servicing fees(1)	—	—	(195)	(1)	(5)	(407)	—	(608)

Balance as of March 31, 2019	$61,906	$4,832	$6,961	$90	$2,001	$15,063	$7,224	$98,077

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

	For the Three Months Ended March 31, 2018
	Shares
	Class F	Class Y	Class I	Total
Balance as of December 31, 2017	988,801	191,114	—	1,179,915
Issuance of common stock	152,256	—	41,278	193,534
Reinvestment of distributions	17,220	1,128	—	18,348

Balance as of March 31, 2018	1,158,277	192,242	41,278	1,391,797

	Amount
	Class F	Class Y	Class I	Total
Balance as of December 31, 2017	$24,741	$4,785	$—	$29,526
Issuance of common stock	3,775	—	1,020	4,795
Reinvestment of distributions	424	—	28	452

Balance as of March 31, 2018	$28,940	$4,785	$1,048	$34,773

Status of Offerings

As of May 14, 2019, the Company has issued 4,492,737 shares of common stock (consisting of 2,506,241 shares of Class F common stock, 193,013 shares of Class Y common stock, 438,257 shares of Class T common stock, 3,780 shares of Class S common stock, 93,813 shares of Class D common stock, 732,832 shares of Class M common stock and 524,801 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $111,772.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Class F shares and Class Y shares are not eligible to participate in the Company’s share repurchase plan until September 2019. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the three months ended March 31, 2019

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

and 2018, the Company repurchased 4,968 and 0, respectively, of shares of common stock representing a total of $125 and $0, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2019 and 2018.

Distribution Reinvestment Plan

Pursuant to the Company’s distribution reinvestment plan, holders of shares of any class of the Company’s common stock may elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2019:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2019	$0.1510	$0.1510	$0.1073	$0.1073	$0.1188	$0.1188	$0.1250
February 27, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
March 28, 2019(1)	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250

Total	$0.4530	$0.4530	$0.3219	$0.3219	$0.3564	$0.3564	$0.3750

(1)	Distribution was paid on April 2, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company has paid on its common stock during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Distributions:
Paid or payable in cash	$861	$130
Reinvested in shares	740	452

Total distributions	$1,601	$582

Source of distributions:
Cash flows from operating activities	$861	$130
Reinvested via the distribution reinvestment plan	740	452
Offering proceeds	—	—

Total sources of distributions	$1,601	$582

Net cash provided by operating activities(1)	$2,498	$599

(1)

Cash flows from operating activities are supported by expense support payments from the FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. On March 13, 2019 and May 6, 2019, the Company’s board of directors declared regular monthly cash distributions for April through June 2019 and July through September 2019, respectively, for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$1,911	—	$1,911	—	$1,987	—	$1,987	—

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2019 (Unaudited)			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$4,081	$4,081	$4,081	$2,608	$2,608	$2,608
Loans receivable(1)	$245,401	$245,061	$245,362	$239,207	$238,979	$239,342
Financial Liabilities
Repurchase obligations(2)	$150,017	$150,696	$150,696	$158,248	$159,126	$159,126

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value of repurchase obligations represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable and repurchase obligations are measured using unobservable inputs, or Level 3 inputs.

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

Our primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield; preserve and protect invested capital; realize appreciation in NAV from proactive management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt with lower volatility than public real estate companies.

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBSs, RMBSs, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single-family home mortgages.

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Loan fundings(1)	$15,574
Loan repayments	(9,500)

Total net fundings	$6,074

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)	December 31, 2018
Number of loans	17	17
Principal balance	$245,061	$238,979
Net book value	$245,401	$239,207
Unfunded loan commitments(1)	$46,562	$38,324
Weighted-average cash coupon(2)	6.85%	7.28%
Weighted-average all-in yield(2)	7.05%	7.48%
Weighted-average maximum maturity (years)(3)	3.6	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of March 31, 2019:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/14/2017	$34,310	$29,250	$29,377	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
2	Senior Loan	12/6/2017	18,660	13,828	13,863	L+4.85%	L+5.03%	12/9/2022	Landover, MD	Office	67%
3	Senior Loan	2/22/2018	13,400	12,633	12,653	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
4	Senior Loan	2/28/2018	5,186	5,186	5,191	L+4.63%	L+4.83%	3/9/2021	Newport Beach, CA	Office	80%
5	Senior Loan	3/7/2018	12,050	12,050	12,091	L+4.50%	L+4.91%	3/7/2022	Las Vegas, NV	Hospitality	71%
6	Senior Loan	4/5/2018	21,000	14,298	14,344	L+4.25%	L+4.52%	4/9/2023	Austin, TX	Office	57%
7	Senior Loan	4/20/2018	30,000	30,000	29,992	L+3.75%	L+3.76%	5/9/2021	New York, NY	Office	54%
8	Senior Loan	5/2/2018	19,800	19,800	19,824	L+4.65%	L+4.83%	5/1/2023	East Orange, NJ	Multifamily	77%
9	Senior Loan	6/11/2018	12,000	12,000	12,008	L+4.00%	L+4.19%	6/9/2023	Miami, FL	Retail	65%
10	Senior Loan	6/11/2018	6,750	6,750	6,755	L+4.25%	L+4.44%	6/9/2023	Miami, FL	Retail	61%
11	Senior Loan	6/11/2018	11,000	11,000	11,007	L+4.50%	L+4.69%	6/9/2023	Miami, FL	Retail	78%
12	Senior Loan	6/29/2018	15,997	9,345	9,353	L+4.25%	L+4.46%	7/9/2023	Jacksonville, FL	Multifamily	68%
13	Senior Loan	7/18/2018	22,650	12,221	12,235	L+5.25%	L+5.45%	8/9/2023	Gaithersburg, MD	Hospitality	80%
14	Senior Loan	7/26/2018	15,100	12,500	12,507	L+4.25%	L+4.44%	8/9/2023	Fayetteville, NC	Industrial	72%
15	Senior Loan	11/9/2018	12,400	12,400	12,404	L+3.80%	L+4.08%	11/9/2022	Seattle, WA	Multifamily	76%
16	Senior Loan	12/19/2018	17,500	17,500	17,498	L+5.50%	L+5.78%	1/9/2022	New York, NY	Multifamily	73%
17	Senior Loan	2/19/2019	23,820	14,300	14,299	L+3.95%	L+4.13%	3/9/2024	Bordentown, NJ	Industrial	61%

			$291,623	$245,061	$245,401

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)	Our floating-rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from April 1, 2019 through the date the unaudited consolidated financial statements were issued, we closed on one senior floating-rate mortgage loan of which $38,000 was funded at closing. We funded the purchase of the loan with cash on hand, proceeds from our public and private offerings and $28,500 in proceeds from one of our financing facilities.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net interest income
Interest income	$4,558	$965
Less: Interest expense	(2,148)	(548)

Net interest income	2,410	417

Other expenses
Management and performance fees	132	—
General and administrative expenses	892	471
Less: Expense limitation	(537)	(356)

Net other expenses	487	115

Net income	$1,923	$302

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to an increase in the number of performing loans in our portfolio over the last twelve months. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities.

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

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2019, we accrued $3,349 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $537 in reimbursements for the three months ended March 31, 2019. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2019, we received $2,812 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2019, we had $537 of reimbursements due from FS Real Estate Advisor and Rialto.

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

We did not have any FFO or MFFO adjustments to net income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net income (GAAP)	$1,923	$302

Funds from operations	$1,923	$302

Modified funds from operations	$1,923	$302

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2019:

Components of NAV	March 31, 2019
Loans receivable	$245,401
Mortgage-backed securities	1,911
Other assets	6,093
Repurchase agreements payable	(150,696)
Other liabilities	(2,962)

Net asset value	$99,747

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2019:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$62,012	$4,768	$7,314	$96	$2,034	$16,291	$7,232	$99,747
Number of outstanding shares	2,497,595	193,013	290,830	3,778	80,826	645,690	292,949	4,004,681

NAV per share as of March 31, 2019	$24.8287	$24.7058	$25.1490	$25.3383	$25.1630	$25.2300	$24.6870

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2019.

March 31, 2019
Total stockholders’ equity under GAAP	$98,257
Adjustments:
Accrued stockholder servicing fees(1)	1,490

Net asset value	$99,747

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

Liquidity and Capital Resources

As of March 31, 2019, we had $2,031 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2019, we had $99,304 in borrowings available under our financing arrangements, subject to certain limitations. As of March 31, 2019, we had unfunded loan commitments of $46,562. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

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

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 6 to our unaudited consolidated financial statements included herein.

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

Pursuant to the advisory agreement, FS Real Estate Advisor oversees our day-to-day operations, including providing us with general ledger accounting, fund accounting, legal services, investor relations and other administrative services. We have agreed to reimburse FS Real Estate Advisor and Rialto for administrative expenses incurred on our behalf, subject to limitations set forth in our charter and the advisory agreement. See Note 6 to our unaudited consolidated financial statements included herein for additional information.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2019 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$22,875	$22,875	—	—	—
GS-1 Facility(2)	$127,821	$127,821	—	—	—

(1)

At March 31, 2019, $52,125 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At March 31, 2019, $47,179 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

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

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

FS Investment Solutions also serves or served as the placement agent for our private offerings of Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the WF-1 Facility and the GS-1 Facility, borrowings are at a floating-rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(1,068)	$(753)	$(315)	(3.2)%
Down 25 basis points	$(544)	$(377)	$(167)	(1.7)%
No change	—	—	—	—
Up 25 basis points	$614	$377	$237	2.0%
Up 50 basis points	$1,231	$753	$478	3.9%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our equity raise as of March 31, 2019 resulted in the following ($ in thousands except for per share data):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,497,595	193,013	290,830	3,778	80,826	654,637	292,949	4,013,628
Gross proceeds from primary offering	$58,615	$4,758	$7,442	$97	$2,011	$16,414	$7,191	$96,528
Reinvestments of distributions	3,291	74	65	1	14	48	34	3,527

Total gross proceeds	61,906	4,832	7,507	98	2,025	16,462	7,225	100,055
Selling commissions	—	—	(218)	(3)	—	—	—	(221)
Stockholder servicing fees	—	—	(17)	0	(2)	(21)	—	(40)

Net offering proceeds	$61,906	$4,832	$7,272	$95	$2,023	$16,441	$7,225	$99,794

From the effective date of our initial public offering through March 31, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $99,794. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives.

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

During the three months ended March 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2019	—	$—	—	—
February 1 — February 28, 2019	4,968	25.22	4,968	—
March 1 — March 31, 2019	—	—		—

	4,968	$25.22	4,968	—

(1)	Redemptions are limited as described above.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037)).

10.1	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019 (file number 333-216037)).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)