Form 10-Q
period 2019-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2019-08-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 14, 2019 there were 2,533,353 outstanding shares of Class F common stock, 193,013 outstanding shares of Class Y common stock, 643,666 outstanding shares of Class T common stock, 3,785 outstanding shares of Class S common stock, 170,703 outstanding shares of Class D common stock, 968,627 outstanding shares of Class M common stock and 833,886 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$885	$608
Restricted cash	2,315	2,000
Loans receivable	312,646	239,207
Mortgage-backed securities, at fair value	1,900	1,987
Reimbursement due from sponsor	420	708
Interest receivable	847	704
Other assets	50	18

Total assets	$319,063	$245,232

Liabilities
Repurchase agreements payable (net of deferred financing costs of $527 and $878, respectively)	$194,728	$158,248
Due to related party	2,014	912
Interest payable	316	304
Payable for shares repurchased	—	100
Other liabilities	3,627	2,232

Total liabilities	200,685	161,796

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 2,523,969 and 2,471,864 issued and outstanding, respectively	25	25
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 193,013 and 193,013 issued and outstanding, respectively	2	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 497,869 and 124,581 issued and outstanding, respectively	5	1
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 3,783 and 3,773 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 107,094 and 60,934 issued and outstanding, respectively	1	1
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 823,517 and 417,992 issued and outstanding, respectively	8	4
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 679,002 and 128,526 issued and outstanding, respectively	7	1
Additional paid-in capital	118,016	83,555
Accumulated other comprehensive income (loss)	4	(10)
Retained earnings (accumulated deficit)	310	(143)

Total stockholders’ equity	118,378	83,436

Total liabilities and equity	$319,063	$245,232

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income
Interest income	$4,983	$2,203	$9,541	$3,168
Less: Interest expense	(2,366)	(1,302)	(4,514)	(1,850)

Net interest income	2,617	901	5,027	1,318

Other expenses
Management and performance fees	141	4	273	4
General and administrative expenses	872	722	1,764	1,193
Less: Expense limitation	(420)	(561)	(957)	(917)

Net other expenses	593	165	1,080	280

Net income	$2,024	$736	$3,947	$1,038

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.45	$0.41	$0.95	$0.68

Weighted average common stock outstanding	4,538,627	1,780,663	4,165,993	1,519,940

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,024	$736	$3,947	$1,038
Other comprehensive income
Net change in unrealized gain on mortgage-backed securities	3	—	14	—

Total other comprehensive income	3	—	14	—

Comprehensive income	$2,027	$736	$3,961	$1,038

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended June 30, 2019
Balance as of March 31, 2019	4,004,681	$40	$98,037	$1	$179	$98,257
Common stock issued	791,139	8	19,722	—	—	19,730
Distributions declared	—	—	—	—	(1,893)	(1,893)
Proceeds from distribution reinvestment plan	32,427	—	806	—	—	806
Redemptions of common stock	—	—	—	—	—	—
Stockholder servicing fees	—	—	(549)	—	—	(549)
Net income	—	—	—	—	2,024	2,024
Other comprehensive income	—	—	—	3	—	3

Balance as of June 30, 2019	4,828,247	$48	$118,016	$4	$310	$118,378

Three Months Ended June 30, 2018
Balance as of March 31, 2018	1,391,797	$14	$34,759	$—	$(467)	$34,306
Common stock issued	835,300	9	20,519	—	—	20,528
Distributions declared	—	—	—	—	(855)	(855)
Proceeds from distribution reinvestment plan	26,599	—	652	—	—	652
Stockholder servicing fees	—	—	(40)	—	—	(40)
Net income	—	—	—	—	736	736

Balance as of June 30, 2018	2,253,696	$23	$55,890	$—	$(586)	$55,327

Six Months Ended June 30, 2019
Balance as of December 31, 2018	3,400,683	$34	$83,555	$(10)	$(143)	$83,436
Common stock issued	1,370,286	14	34,197	—	—	34,211
Distributions declared	—	—	—	—	(3,494)	(3,494)
Proceeds from distribution reinvestment plan	62,246	—	1,546	—	—	1,546
Redemptions of common stock	(4,968)	—	(125)	—	—	(125)
Stockholder servicing fees	—	—	(1,157)	—	—	(1,157)
Net income	—	—	—	—	3,947	3,947
Other comprehensive income	—	—	—	14	—	14

Balance as of June 30, 2019	4,828,247	$48	$118,016	$4	$310	$118,378

Six Months Ended June 30, 2018
Balance as of December 31, 2017	1,179,915	$12	$29,514	$—	$(187)	$29,339
Common stock issued	1,028,834	11	25,312	—	—	25,323
Distributions declared	—	—	—	—	(1,437)	(1,437)
Proceeds from distribution reinvestment plan	44,947	—	1,104	—	—	1,104
Stockholder servicing fees	—	—	(40)	—	—	(40)
Net income	—	—	—	—	1,038	1,038

Balance as of June 30, 2018	2,253,696	$23	$55,890	$—	$(586)	$55,327

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$3,947	$1,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(267)	(116)
Amortization of deferred financing costs	534	478
Changes in assets and liabilities
Reimbursement due from sponsor	288	(20)
Interest receivable	(143)	(334)
Other assets	(32)	—
Due to related party	1,102	(301)
Interest payable	12	201
Other liabilities	151	607

Net cash provided by (used in) operating activities	5,592	1,553

Cash flows used in investing activities
Origination and fundings of loans receivable	(82,672)	(132,704)
Principal collections from loans receivable	9,500	2
Purchases of mortgage-backed securities	(274)	—
Principal repayments of mortgage-backed securities	375	—

Net cash provided by (used in) investing activities	(73,071)	(132,702)

Cash flows from financing activities
Issuance of common stock	34,211	25,033
Redemptions of common stock	(225)	—
Stockholder distributions paid	(1,806)	(333)
Stockholder servicing fees	(55)	(40)
Borrowings under repurchase agreements	66,904	125,421
Repayments under repurchase agreements	(30,775)	(17,550)
Payment of deferred financing costs	(183)	(980)

Net cash provided by (used in) financing activities	68,071	131,551

Total increase (decrease) in cash, cash equivalents and restricted cash	592	402
Cash, cash equivalents and restricted cash at beginning of period	2,608	2,442

Cash, cash equivalents and restricted cash at end of period	$3,200	$2,844

Supplemental disclosure of cash flow information and non-cash financing activities
Payments of interest	$3,968	$1,171

Accrued stockholder servicing fee	$1,102	$—

Distributions payable	$399	$—

Reinvestment of stockholder distributions	$1,546	$1,104

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in an overnight institutional money market fund. As of June 30, 2019 and December 31, 2018, the Company’s investment in an overnight institutional money market fund was $820 and $599, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to one of the Company’s repurchase facilities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$885	$729
Restricted cash	2,315	2,115

Total cash, cash equivalents and restricted cash	$3,200	$2,844

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

Level 3:

Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to June 30, 2019, the Company incurred offering costs of $8,005, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to June 30, 2019, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. As the Company is a smaller reporting company, the proposed delay would be applicable, if approved by FASB. The Company is currently evaluating the impact of ASU 2016-13 on its unaudited consolidated financial statements.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)	December 31, 2018
Number of loans	19	17
Principal balance	$312,177	$238,979
Net book value	$312,646	$239,207
Unfunded loan commitments(1)	$45,946	$38,324
Weighted-average cash coupon(2)	6.77%	7.28%
Weighted-average all-in yield(2)	6.95%	7.48%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the six months ended June 30, 2019 and 2018, the activity in the Company’s loan portfolio was as follows:

	For the Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$239,207	$49,929
Loan fundings	82,672	132,704
Loan repayments	(9,500)	(2)
Amortization of deferred fees on loans	267	116

Balance at end of period	$312,646	$182,747

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)		December 31, 2018
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$93,056	30%	$91,898	38%
Multifamily	71,992	23%	80,750	34%
Retail	29,784	9%	29,757	13%
Hospitality	52,840	17%	24,302	10%
Industrial	26,984	9%	12,500	5%
Mixed-Use	37,990	12%	—	—

Total	$312,646	100%	$239,207	100%

	June 30, 2019 (Unaudited)		December 31, 2018
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$122,148	39%	$130,066	54%
Northeast	119,637	38%	67,293	28%
West	70,861	23%	41,848	18%

Total	$312,646	100%	$239,207	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

As of June 30, 2019, all of the Company’s loans had a risk rating of “3”. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of June 30, 2019 or December 31, 2018.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

Subsequent Activity

During the period from July 1, 2019 through the date the unaudited consolidated financial statements were issued, the Company closed on three senior floating-rate mortgage loan of which $52,550 was funded at closing. The Company funded the purchase of the loan with cash on hand, proceeds from its public and private offerings and $38,488 in proceeds from the Company’s financing facilities.

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of June 30, 2019 and December 31, 2018. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of or investment in available-for-sale CMBS as of June 30, 2019 and December 31, 2018.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
June 30, 2019 (Unaudited)	$1,896	$1,896	$4	—	$1,900	3.50%	1.3
December 31, 2018	$2,000	$1,997	—	$(10)	$1,987	3.60%	1.8

(1)	Calculated using the one-month LIBOR rate of 2.40% and 2.50% as of June 30, 2019 and December 31, 2018, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Weighted Average Rate	Amount Outstanding	Amount Available	Weighted Average Term(2)
WF-1 Facility(3)	Repurchase	4.86%	$67,434	$7,566	4.6
GS-1 Facility(4)	Repurchase	4.73%	127,821	47,179	3.3

Total			$195,255	$54,745

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The weighted average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $115,455 and $115,453, respectively.
(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $179,681 and $179,335, respectively.

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $166,341 and 4.76%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $65,201 and 4.19%, respectively.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance WF-1 LLC, or WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo Bank, National Association, or Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The current maximum amount of financing available under the WF-1 Facility is $150,000 ($75,000 as of June 30, 2019), which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company incurred $991 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2019, $139 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees WF-1’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of June 30, 2019, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance GS-1 LLC, or GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or, as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs Bank USA, or Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The current maximum amount of financing available under the GS-1 Facility is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of June 30, 2019, the Company was in compliance with these covenants.

The Company incurred $1,157 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2019, $388 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $8,248 for the period from November 7, 2016 (Inception) to June 30, 2019. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of June 30, 2019, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

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

The following table describes the fees and expenses accrued under the advisory agreement during the six months ended June 30, 2019 and 2018:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$141	$4	$225	$4
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$0	$0	$48	$0
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$583	$339	$1,177	$639

(1)

During the six months ended June 30, 2019 and 2018, $132 and $0, respectively, in base management fees were paid to FS Real Estate Advisor. As of June 30, 2019, $140 in base management fees were payable to FS Real Estate Advisor.

(2)

During the six months ended June 30, 2019 and 2018, $72 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2019, $0 in performance fees were payable to FS Real Estate Advisor.

(3)

During the six months ended June 30, 2019 and 2018, $1,023 and $622, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2019, the Company accrued $2,014 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2019, the Company accrued $3,769 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $957 in reimbursements for the six months ended June 30, 2019. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2019, the Company received $3,349 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2019, the Company had $420 of reimbursements due from FS Real Estate Advisor and Rialto.

Capital Contributions and Commitments

In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of FS Investments, contributed an aggregate of $200 to purchase 8,000 Class F shares at the price of $25.00 per share. These individuals will not tender these shares of common stock for repurchase as long as FS Real Estate Advisor remains the Company’s adviser. FS Investments is controlled by Mr. Forman, the Company’s president and chief executive officer, and Mr. Adelman.

In addition, the Company is conducting a private placement of its Class F shares concurrent with the public offering, in which FS Investments and Rialto and certain of their respective directors, employees, partners, officers and affiliates, and other investors designated by FS Investments and Rialto collectively committed to purchase $50,000 of the Company’s Class F shares (the “Original Commitment”), of which approximately $49,025 has been purchased as of June 30, 2019. In addition to the Original Commitment, FS Investments and

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Rialto committed to purchase, or may cause or otherwise arrange for one or more of their respective directors, employees, partners, officers, affiliates, and other investors designated by FS Investments and/or Rialto to purchase or acquire, up to an additional $40,000 of the Company’s common stock, as notified by the Company that capital is required to fund additional investments (the “Additional Commitment”). The Additional Commitment by its terms is currently set to expire in September 2019. As of June 30, 2019, approximately $8,535 of the Additional Commitment has been purchased. Rialto’s former parent, Lennar Corporation (“Lennar”), through Rialto Investments, LLC (“RI”), a subsidiary retained by Lennar following the sale of Rialto to Stone Point Capital in November 2018, holds the Class F shares issued in connection with the Original Commitment. Lennar, through RI, has also agreed to maintain the commitment to fund any amounts remaining under the Original Commitment and, subject to being notified by the Company that capital is required to fund additional investments, the Additional Commitment. Pursuant to the Original Commitment, each of FS Investments and RI or their respective affiliates shall maintain an investment of at least $10,000 in the Company’s common stock until such date as the Company reaches $750,000 in net assets.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30, 2019
	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	368,378	—	45,203	407,899	548,806	1,370,286
Reinvestment of distributions	52,105	—	4,910	10	957	2,594	1,670	62,246
Redemptions of common stock	—	—	—	—	—	(4,968)	—	(4,968)

Balance as of June 30, 2019	2,523,969	193,013	497,869	3,783	107,094	823,517	679,002	4,828,247

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	9,250	—	1,136	10,282	13,543	34,211
Reinvestment of distributions	1,293	—	123	0	24	65	41	1,546
Redemptions of common stock	—	—	—	—	—	(125)	—	(125)
Accrued stockholder servicing fees(1)	—	—	(413)	(1)	(14)	(729)	—	(1,157)

Balance as of June 30, 2019	$62,562	$4,832	$11,947	$90	$2,653	$19,229	$16,751	$118,064

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

	For the Six Months Ended June 30, 2018
	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	948,245	—	5,224	400	4,706	17,582	52,677	1,028,834
Reinvestment of distributions	42,611	2,285	13	4	—	33	1	44,947

Balance as of June 30, 2018	1,979,657	193,399	5,237	404	4,706	17,615	52,678	2,253,696

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	$24,741	$4,785	$—	$—	$—	$—	$—	$29,526
Issuance of common stock(2)	23,325	—	130	10	118	440	1,300	25,323
Reinvestment of distributions	1,047	56	0	0	—	1	0	1,104
Accrued stockholder servicing fees(1)	—	—	(6)	(1)	(1)	(32)	—	(40)

Balance as of June 30, 2018	$49,113	$4,841	$124	$9	$117	$409	$1,300	$55,913

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

(2)	As of June 30, 2018, amount includes a $290 receivable for cash held at transfer agent for common stock purchased, which was received by the Company on July 2, 2018.

Status of Offerings

As of August 14, 2019, the Company has issued 5,359,132 shares of common stock (consisting of 2,533,353 shares of Class F common stock, 193,013 shares of Class Y common stock, 644,626 shares of Class T common stock, 3,785 shares of Class S common stock, 170,703 shares of Class D common stock, 978,571 shares of Class M common stock and 835,081 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $133,964.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Class F shares and Class Y shares are not eligible to participate in the Company’s share repurchase plan until September 2019. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

Company’s best interest and the best interest of its stockholders. During the six months ended June 30, 2019 and 2018, the Company repurchased 4,968 and 0, respectively, shares of common stock representing a total of $125 and $0, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2019 and 2018.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2019:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2019	$0.1510	$0.1510	$0.1073	$0.1073	$0.1188	$0.1188	$0.1250
February 27, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
March 28, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
April 29, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
May 30, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
June 29, 2019(1)	0.1560	0.1560	0.1123	0.1123	0.1238	0.1238	0.1300

Total	$0.9110	$0.9110	$0.6488	$0.6488	$0.7178	$0.7178	$0.7550

(1)	Distribution was paid on July 2, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The following table reflects the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions:
Paid or payable in cash	$1,087	$203	$1,948	$333
Reinvested in shares	806	652	1,546	1,104

Total distributions	$1,893	$855	$3,494	$1,437

Source of distributions:
Cash flows from operating activities	$1,087	$203	$1,948	$333
Reinvested via the distribution reinvestment plan	806	652	1,546	1,104
Offering proceeds	—	—	—	—

Total sources of distributions	$1,893	$855	$3,494	$1,437

Net cash provided by operating activities(1)	$3,094	$954	$5,592	$1,553

(1)

Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. On July 25, 2019, the Company’s board of directors declared regular monthly cash distributions for July through December 2019 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350

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

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$1,900	—	$1,900	—	$1,987	—	$1,987	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2019 (Unaudited)			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,200	$3,200	$3,200	$2,608	$2,608	$2,608
Loans receivable(1)	$312,646	$312,177	$312,292	$239,207	$238,979	$239,342
Financial Liabilities
Repurchase obligations(2)	$194,728	$195,255	$195,255	$158,248	$159,126	$159,126

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value of repurchase obligations represents the face amount, net of deferred financing costs.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Loan fundings(1)	$67,098	$82,672
Loan repayments	—	(9,500)

Total net fundings	$67,098	$73,172

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)	December 31, 2018
Number of loans	19	17
Principal balance	$312,177	$238,979
Net book value	$312,646	$239,207
Unfunded loan commitments(1)	$45,946	$38,324
Weighted-average cash coupon(2)	6.77%	7.28%
Weighted-average all-in yield(2)	6.95%	7.48%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of June 30, 2019:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/14/2017	$34,310	$29,250	$29,399	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
2	Senior Loan	12/6/2017	18,660	14,067	14,110	L+4.85%	L+5.03%	12/9/2022	Landover, MD	Office	67%
3	Senior Loan	2/22/2018	13,400	12,633	12,659	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
4	Senior Loan	2/28/2018	5,186	5,186	5,194	L+4.63%	L+4.82%	3/9/2021	Newport Beach, CA	Office	80%
5	Senior Loan	3/7/2018	12,050	12,050	12,104	L+4.50%	L+4.90%	3/7/2022	Las Vegas, NV	Hospitality	71%
6	Senior Loan	4/5/2018	21,000	14,298	14,359	L+4.25%	L+4.51%	4/9/2023	Austin, TX	Office	57%
7	Senior Loan	4/20/2018	30,000	30,000	29,994	L+3.75%	L+3.76%	5/9/2021	New York, NY	Office	54%
8	Senior Loan	5/2/2018	19,800	19,800	19,833	L+4.65%	L+4.83%	5/1/2023	East Orange, NJ	Multifamily	77%
9	Senior Loan	6/11/2018	12,000	12,000	12,014	L+4.00%	L+4.19%	6/9/2023	Miami, FL	Retail	65%
10	Senior Loan	6/11/2018	6,750	6,750	6,758	L+4.25%	L+4.43%	6/9/2023	Miami, FL	Retail	61%
11	Senior Loan	6/11/2018	11,000	11,000	11,012	L+4.50%	L+4.69%	6/9/2023	Miami, FL	Retail	78%
12	Senior Loan	6/29/2018	15,997	9,561	9,576	L+4.25%	L+4.45%	7/9/2023	Jacksonville, FL	Multifamily	68%
13	Senior Loan	7/18/2018	22,650	12,221	12,245	L+5.25%	L+5.44%	8/9/2023	Gaithersburg, MD	Hospitality	80%
14	Senior Loan	7/26/2018	15,100	12,661	12,675	L+4.25%	L+4.44%	8/9/2023	Fayetteville, NC	Industrial	72%
15	Senior Loan	11/9/2018	12,400	12,400	12,413	L+3.80%	L+4.08%	11/9/2022	Seattle, WA	Multifamily	76%
16	Senior Loan	12/19/2018	17,500	17,500	17,511	L+5.50%	L+5.78%	1/9/2022	New York, NY	Multifamily	73%
17	Senior Loan	2/19/2019	23,820	14,300	14,309	L+3.95%	L+4.13%	3/9/2024	Bordentown, NJ	Industrial	61%
18	Senior Loan	4/9/2019	38,000	38,000	37,990	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
19	Senior Loan	6/28/2019	28,500	28,500	28,491	L+5.35%	L+5.53%	7/9/2024	Davis, CA	Hospitality	72%

			$358,123	$312,177	$312,646

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)	Our floating-rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from July 1, 2019 through the date the unaudited consolidated financial statements were issued, we closed on three senior floating-rate mortgage loan of which $52,550 was funded at closing. We funded the purchase of the loan with cash on hand, proceeds from our public and private offerings and $38,488 in proceeds from our financing facilities.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income
Interest income	$4,983	$2,203	$9,541	$3,168
Less: Interest expense	(2,366)	(1,302)	(4,514)	(1,850)

Net interest income	2,617	901	5,027	1,318

Other expenses
Management and performance fees	141	4	273	4
General and administrative expenses	872	722	1,764	1,193
Less: Expense limitation	(420)	(561)	(957)	(917)

Net other expenses	593	165	1,080	280

Net income	$2,024	$736	$3,947	$1,038

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2019, we accrued $3,769 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $957 in reimbursements for the six months ended June 30, 2019. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2019, we received $3,349 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2019, we had $420 of reimbursements due from FS Real Estate Advisor and Rialto.

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

We did not have any FFO or MFFO adjustments to net income for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Net income (GAAP)	$3,947	$1,038

Funds from operations	$3,947	$1,038

Modified funds from operations	$3,947	$1,038

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of June 30, 2019:

Components of NAV	June 30, 2019
Loans receivable	$312,646
Mortgage-backed securities	1,900
Other assets	5,044
Repurchase agreements payable	(195,255)
Other liabilities	(3,957)

Net asset value	$120,378

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2019:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$62,724	$4,773	$12,528	$96	$2,697	$20,796	$16,764	$120,378
Number of outstanding shares	2,523,969	193,013	497,869	3,783	107,094	823,517	679,002	4,828,247

NAV per share as of June 30, 2019	$24.8513	$24.7259	$25.1637	$25.3686	$25.1842	$25.2528	$24.6897

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of June 30, 2019.

June 30, 2019
Total stockholders’ equity under GAAP	$118,378
Adjustments:
Accrued stockholder servicing fees(1)	2,000

Net asset value	$120,378

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

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by a third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on the ability to sell shares under our share repurchase plan and our ability to suspend or terminate our share repurchase plan at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

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

Liquidity and Capital Resources

As of June 30, 2019, we had $885 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2019, we had $54,745 in borrowings available under our financing arrangements, subject to certain limitations. As of June 30, 2019, we had unfunded loan commitments of $45,946. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2019 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$67,434	$67,434	—	—	—
GS-1 Facility(2)	$127,821	$127,821	—	—	—

(1)

At June 30, 2019, $7,566 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At June 30, 2019, $47,179 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(1,239)	$(976)	$(263)	(2.2)%
Down 25 basis points	$(667)	$(488)	$(179)	(1.5)%
No change	—	—	—	—
Up 25 basis points	$758	$488	$270	2.2%
Up 50 basis points	$1,544	$976	$568	4.7%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our equity raise as of June 30, 2019 resulted in the following ($ in thousands except for share amounts):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,523,969	193,013	497,869	3,783	107,094	832,464	679,002	4,837,194
Gross proceeds from primary offering	$58,615	$4,758	$12,748	$97	$2,658	$20,862	$16,694	$116,432
Reinvestments of distributions	3,947	74	139	1	28	87	57	4,333

Total gross proceeds	62,562	4,832	12,887	98	2,686	20,949	16,751	120,765
Selling commissions	—	—	(393)	(3)	—	—	—	(396)
Stockholder servicing fees	—	—	(40)	0	(4)	(35)	—	(79)

Net offering proceeds	$62,562	$4,832	$12,454	$95	$2,682	$20,914	$16,751	$120,290

From the effective date of our initial public offering through June 30, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $120,290. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives.

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

During the three months ended June 30, 2019, there were no repurchases of shares of common stock pursuant to our share repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3*	Second Articles of Amendment.

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037)).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)