Form 10-Q
period 2019-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2019-11-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 14, 2019 there were 2,152,348 outstanding shares of Class F common stock, 141,116 outstanding shares of Class Y common stock, 874,524 outstanding shares of Class T common stock, 561,201 outstanding shares of Class S common stock, 250,581 outstanding shares of Class D common stock, 1,219,879 outstanding shares of Class M common stock and 1,138,023 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$1,695	$608
Restricted cash	2,209	2,000
Loans receivable	372,261	239,207
Mortgage-backed securities, at fair value	1,837	1,987
Reimbursement due from sponsor	491	708
Interest receivable	1,176	704
Deferred financing costs	105	—
Other assets	34	18

Total assets	$379,808	$245,232

Liabilities
Repurchase agreements payable (net of deferred financing costs of $516 and $878, respectively)	$233,284	$158,248
Credit facility payable	750	—
Due to related party	2,584	912
Interest payable	421	304
Payable for shares repurchased	1,333	100
Other liabilities	4,349	2,232

Total liabilities	242,721	161,796

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 2,551,787 and 2,471,864 issued and outstanding, respectively	26	25
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 141,116 and 193,013 issued and outstanding, respectively	1	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 740,414 and 124,581 issued and outstanding, respectively	7	1
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 3,789 and 3,773 issued and outstanding, respectively	—	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 189,033 and 60,934 issued and outstanding, respectively	2	1
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,011,286 and 417,992 issued and outstanding, respectively	10	4
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 955,576 and 128,526 issued and outstanding, respectively	10	1
Additional paid-in capital	136,538	83,555
Accumulated other comprehensive income (loss)	3	(10)
Retained earnings (accumulated deficit)	490	(143)

Total stockholders’ equity	137,087	83,436

Total liabilities and equity	$379,808	$245,232

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income
Interest income	$6,175	$3,519	$15,716	$6,687
Less: Interest expense	(2,898)	(1,795)	(7,412)	(3,645)

Net interest income	3,277	1,724	8,304	3,042

Other expenses
Management and performance fees	308	39	581	43
General and administrative expenses	952	917	2,716	2,110
Less: Expense limitation	(491)	(645)	(1,448)	(1,562)

Net other expenses	769	311	1,849	591

Net income	$2,508	$1,413	$6,455	$2,451

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.47	$0.55	$1.41	$1.31

Weighted average common stock outstanding	5,355,898	2,551,864	4,567,012	1,867,692

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,508	$1,413	$6,455	$2,451
Other comprehensive income
Net change in unrealized gain on mortgage-backed securities	(1)	—	13	—

Total other comprehensive income (loss)	(1)	—	13	—

Comprehensive income	$2,507	$1,413	$6,468	$2,451

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Par Value							Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I
Three Months Ended September 30, 2019
Balance as of June 30, 2019	$25	$2	$5	$—	$1	$8	$7	$118,016	$4	$310	$118,378
Common stock issued	—	—	2	—	1	2	3	19,567	—	—	19,575
Distributions declared	—	—	—	—	—	—	—	—	—	(2,328)	(2,328)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	1,009	—	—	1,010
Redemptions of common stock	—	(1)	—	—	—	—	—	(1,433)	—	—	(1,434)
Stockholder servicing fees	—	—	—	—	—	—	—	(621)	—	—	(621)
Net income	—	—	—	—	—	—	—	—	—	2,508	2,508
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)

Balance as of September 30, 2019	$26	$1	$7	$—	$2	$10	$10	$136,538	$3	$490	$137,087

Three Months Ended September 30, 2018
Balance as of June 30, 2018	$20	$2	$—	$—	$—	$—	$1	$55,890	$—	$(586)	$55,327
Common stock issued	2	—	—	—	—	3	—	12,062	—	—	12,067
Distributions declared	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	658	—	—	658
Stockholder servicing fees	—	—	—	—	—	—	—	(507)	—	—	(507)
Net income	—	—	—	—	—	—	—	—	—	1,413	1,413

Balance as of September 30, 2018	$22	$2	$—	$—	$—	$3	$1	$68,103	$—	$(348)	$67,783

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity (continued)

(in thousands, except share amounts)

	Par Value							Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I
Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$25	$2	$1	$—	$1	$4	$1	$83,555	$(10)	$(143)	$83,436
Common stock issued	—	—	6	—	1	6	9	53,764	—	—	53,786
Distributions declared	—	—	—	—	—	—	—	—	—	(5,822)	(5,822)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	2,555	—	—	2,556
Redemptions of common stock	—	(1)	—	—	—	—	—	(1,558)	—	—	(1,559)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,778)	—	—	(1,778)
Net income	—	—	—	—	—	—	—	—	—	6,455	6,455
Other comprehensive income	—	—	—	—	—	—	—	—	13	—	13

Balance as of September 30, 2019	$26	$1	$7	$—	$2	$10	$10	$136,538	$3	$490	$137,087

Nine Months Ended September 30, 2018
Balance as of December 31, 2017	$10	$2	$—	$—	$—	$—	$—	$29,514	$—	$(187)	$29,339
Common stock issued	12	—	—	—	—	3	1	37,374	—	—	37,390
Distributions declared	—	—	—	—	—	—	—	—	—	(2,612)	(2,612)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,762	—	—	1,762
Stockholder servicing fees	—	—	—	—	—	—	—	(547)	—	—	(547)
Net income	—	—	—	—	—	—	—	—	—	2,451	2,451

Balance as of September 30, 2018	$22	$2	$—	$—	$—	$3	$1	$68,103	$—	$(348)	$67,783

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$6,455	$2,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(456)	(200)
Amortization of deferred financing costs	903	682
Changes in assets and liabilities
Reimbursement due from sponsor	217	(104)
Interest receivable	(472)	(449)
Other assets	(16)	(37)
Due to related party	1,672	204
Interest payable	117	204
Other liabilities	231	1,153

Net cash provided by (used in) operating activities	8,651	3,904

Cash flows used in investing activities
Origination and fundings of loans receivable	(142,184)	(158,158)
Principal collections from loans receivable	9,500	2,455
Extension fee received on loans receivable	86	—
Purchases of mortgage-backed securities	(274)	—
Principal repayments of mortgage-backed securities	437	—

Net cash used in investing activities	(132,435)	(155,703)

Cash flows from financing activities
Issuance of common stock	53,786	37,390
Redemptions of common stock	(326)	—
Stockholder distributions paid	(3,052)	(850)
Stockholder servicing fees	(106)	(547)
Borrowings under repurchase agreements	118,962	144,746
Repayments under repurchase agreements	(44,288)	(26,550)
Borrowings under credit facility	750	—
Payment of deferred financing costs	(646)	(1,048)

Net cash provided by (used in) financing activities	125,080	153,141

Total increase (decrease) in cash, cash equivalents and restricted cash	1,296	1,342
Cash, cash equivalents and restricted cash at beginning of period	2,608	2,442

Cash, cash equivalents and restricted cash at end of period	$3,904	$3,784

Supplemental disclosure of cash flow information and non-cash financing activities
Payments of interest	$6,392	$2,759

Accrued stockholder servicing fee	$1,672	$—

Distributions payable	$471	$—

Reinvestment of stockholder distributions	$2,556	$1,762

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in an overnight institutional money market fund. As of September 30, 2019 and December 31, 2018, the Company’s investment in an overnight institutional money market fund was $1,689 and $599, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash represents cash held in a bank account related to one of the Company’s repurchase facilities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$1,695	$1,734
Restricted cash	2,209	2,050

Total cash, cash equivalents and restricted cash	$3,904	$3,784

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

•	Mortgage-backed securities: The fair values for these investments were based on indicative deal quotes.

•	Repurchase obligations and credit facility: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

Deferred Financing Costs: Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s repurchase agreements are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering. During the period from November 7, 2016 (Inception) to September 30, 2019, the Company incurred offering costs of $9,218, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to September 30, 2019, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. On October 16, 2019, the FASB voted to defer the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. The final ASU is expected to be issued in mid-November 2019. The Company, as a small reporting company, continues to evaluate the impact of this update on its unaudited consolidated financial statements.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)	December 31, 2018
Number of loans	23	17
Principal balance	$371,736	$238,979
Net book value	$372,261	$239,207
Unfunded loan commitments(1)	$50,487	$38,324
Weighted-average cash coupon(2)	6.39%	7.28%
Weighted-average all-in yield(2)	6.57%	7.48%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

The Company’s floating-rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the nine months ended September 30, 2019 and 2018, the activity in the Company’s loan portfolio was as follows:

	For the Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$239,207	$49,929
Loan fundings	142,184	158,158
Loan repayments	(9,500)	(2,455)
Amortization of deferred fees on loans	456	200
Receipt of fees on loans	(86)	—

Balance at end of period	$372,261	$205,832

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)		December 31, 2018
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$121,309	33%	$91,898	38%
Multifamily	78,157	21%	80,750	34%
Retail	29,800	8%	29,757	13%
Hospitality	53,754	14%	24,302	10%
Industrial	27,001	7%	12,500	5%
Mixed-Use	62,240	17%	—	—

Total	$372,261	100%	$239,207	100%

	September 30, 2019 (Unaudited)		December 31, 2018
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$141,657	38%	$130,066	54%
Northeast	149,909	40%	67,293	28%
West	70,903	19%	41,848	18%
Midwest	9,792	3%	—	—

Total	$372,261	100%	$239,207	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

As of September 30, 2019, all of the Company’s loans had a risk rating of “3”. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of September 30, 2019 or December 31, 2018.

Subsequent Activity

During the period from October 1, 2019 through November 14, 2019, the Company closed on one senior floating-rate mortgage loan of which $14,565 was funded at closing.

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of September 30, 2019 and December 31, 2018. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of or investment in available-for-sale CMBS as of September 30, 2019 and December 31, 2018.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
September 30, 2019 (Unaudited)	$1,834	$1,834	$3	—	$1,837	3.12%	1.1
December 31, 2018	$2,000	$1,997	—	$(10)	$1,987	3.60%	1.8

(1)	Calculated using the one-month LIBOR rate of 2.02% and 2.50% as of September 30, 2019 and December 31, 2018, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
WF-1 Facility(3)	Repurchase	L+2.15% - 2.50%(4)	$93,029	$56,971	March 5, 2024(2)
GS-1 Facility(5)	Repurchase	L+1.75% - 2.75%(6)	140,771	34,229	December 20, 2022(2)
CNB Facility	Revolving Credit Facility	L+2.25%	750	9,250	August 23, 2021

Total			$234,550	$100,450

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The maturity date is based on the weighted average of the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $149,673 and $149,650, respectively.
(4)	FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Forgo, may mutually agree on rates outside this range on an asset by asset basis.
(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $199,075 and $198,936, respectively.
(6)	FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range on an asset by asset basis.

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date(2)
WF-1 Facility(3)	Repurchase	L+2.15% - 2.75%(4)	$31,305	$43,695	May 16, 2022
GS-1 Facility(5)	Repurchase	L+1.75% - 2.75%(6)	127,821	2,179	October 9, 2022

			$159,126	$45,874

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)

The maturity date is based on the weighted average of the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrowers under the corresponding loans, without regard to the term of the facilities. Each transaction under the facilities has its own specific terms.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $43,759 and $43,745, respectively.
(4)	WF-1 and Wells Fargo may mutually agree on rates outside this range on an asset by asset basis.
(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $177,960 and $178,026, respectively.
(6)	GS-1 and Goldman Sachs may mutually agree on rates outside this range on an asset by asset basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $184,707 and 4.65%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $65,201 and 4.19%, respectively.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The current maximum amount of financing available under the WF-1 Facility is $150,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

On August 29, 2019, WF-1 entered into an amendment to the WF-1 Facility to extend each of the funding period termination date and facility maturity date by one year to August 30, 2020. At the request of WF-1, Wells Fargo may grant further extensions of the facility termination date (without extensions of the funding period) for three one-year periods. In addition, at the request of WF-1, Wells Fargo may grant a further one-year extension of the funding period.

The Company incurred $1,278 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2019, $257 had yet to be amortized to interest expense. The WF-1 Facility became subject to a non-utilization fee beginning on November 28, 2017. On April 26, 2018, the WF-1 Repurchase Agreement was amended to, among other things, cancel the non-utilization fee from March 16, 2018 through the date on which the Company meets a certain equity capital threshold. On July 24, 2018, the WF-1 Repurchase Agreement was again amended to set October 22, 2018 as the date on which the non-utilization fee will begin to accrue.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees WF-1’s obligations under the WF-1 Repurchase Agreement subject to limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of September 30, 2019, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly owned, special-purpose financing subsidiary, GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or, as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The current maximum amount of financing available under the GS-1 Facility is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of September 30, 2019, the Company was in compliance with these covenants.

The Company incurred $1,157 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2019, $259 had yet to be amortized to interest expense.

CNB Facility

On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The initial maximum committed facility amount under the CNB Facility is $10,000. This amount, with the consent of CNB, may be increased to $25,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.

Borrowings under the CNB Facility accrue interest at a rate equal to LIBOR plus a spread of 2.25% per annum, and borrowed amounts must be repaid no later than 180 days after the funding date of such borrowing. In

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

addition, under the terms of the CNB Facility, the borrowers are required to pay a non-utilization fee of 0.375% per annum on the unused portion of the maximum facility amount quarterly in arrears. The term of the CNB Facility is two years. At the request of the Company, CNB may grant extensions of the facility termination date, so long as certain conditions are met.

The Company incurred $111 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2019, $105 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $9,461 for the period from November 7, 2016 (Inception) to September 30, 2019. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of September 30, 2019, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

During the year ended December 31, 2017, the Company incurred costs of $341 in connection with obtaining the WF-1 Facility, which were paid on behalf of the Company by FS Investments. The Company has recorded these costs as deferred financing costs on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the facility. During the year ended December 31, 2018, all of these costs were reimbursed to FS Investments.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement during the three and nine months ended September 30, 2019 and 2018:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$204	$19	$429	$23
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$104	$20	$152	$20
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$689	$557	$1,866	$1,196

(1)

During the nine months ended September 30, 2019 and 2018, $270 and $0, respectively, in base management fees were paid to FS Real Estate Advisor. As of September 30, 2019, $206 in base management fees were payable to FS Real Estate Advisor.

(2)

During the nine months ended September 30, 2019 and 2018, $72 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2019, $104 in performance fees were payable to FS Real Estate Advisor.

(3)

During the nine months ended September 30, 2019 and 2018, $1,688 and $1,155, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2019, the Company accrued $2,584 of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2019, the Company accrued $4,260 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,448 in reimbursements for the nine months ended September 30, 2019. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2019, the Company received $3,769 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2019, the Company had $491 of reimbursements due from FS Real Estate Advisor and Rialto.

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

Each of FS Investments and Rannel Investments, LLC (f/k/a Rialto Investments, LLC) (“RI”), a former affiliate of Rialto, the Company’s sub-adviser, previously committed to purchase, or to cause its designees to purchase, the Company’s Class F shares and to maintain a minimum investment of $10,000 in Class F shares until such date as the Company reaches $750,000 in net assets (the “Minimum Investment Amount”). FS Investments, Rialto and RI previously agreed that the remaining commitments to purchase additional Class F shares would expire in October 2019. On October 25, 2019, FS Investments and the Company’s board of directors agreed that FS Investments’ remaining commitment to purchase up to approximately $21,400 in Class F shares will continue until November 1, 2020. Following the sale of Rialto in November 2018, RI remained a wholly-owned subsidiary of Lennar Corporation and no longer has any affiliation with Rialto or the Company

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

other than its ownership of the Company’s Class F shares. On October 25, 2019, the Company’s board of directors approved the termination of RI’s remaining commitment to purchase Class F shares and agreed that the Company may repurchase RI’s Class F shares up to the Minimum Investment Amount, in its discretion and in one or more repurchases, outside the Company’s share repurchase plan at the most recently published NAV per Class F share at the time of any such repurchase. On October 28, 2019, the Company purchased $10,000 in Class F shares from RI outside of the share repurchase plan at a price of $24.89 per Class F share.

As of November 14, 2019, FS Investments (including its affiliates and designees) and RI owned approximately $35,600 and $16,972, respectively, in Class F shares.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30, 2019
	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	607,328	—	126,177	596,904	822,036	2,152,445
Reinvestment of distributions	80,150	—	9,466	16	1,922	4,887	6,259	102,700
Redemptions of common stock	(227)	(51,897)	(961)	—	—	(8,497)	(1,245)	(62,827)

Balance as of September 30, 2019	2,551,787	141,116	740,414	3,789	189,033	1,011,286	955,576	5,593,001

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	15,264	—	3,176	15,055	20,291	53,786
Reinvestment of distributions	1,990	—	239	0	48	124	155	2,556
Redemptions of common stock	(6)	(1,284)	(24)	—	—	(214)	(31)	(1,559)
Accrued stockholder servicing fees(1)	—	—	(668)	(1)	(40)	(1,069)	—	(1,778)

Balance as of September 30, 2019	$63,253	$3,548	$17,798	$90	$4,691	$23,632	$23,582	$136,594

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

	For the Nine Months Ended September 30, 2018
	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	1,136,597	—	8,040	3,753	13,689	292,897	57,518	1,512,494
Reinvestment of distributions	69,209	1,899	58	12	11	267	199	71,655

Balance as of September 30, 2018	2,194,607	193,013	8,098	3,765	13,700	293,164	57,717	2,764,064

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	$24,741	$4,785	$—	$—	$—	$—	$—	$29,526
Issuance of common stock	27,976	—	201	94	343	7,357	1,419	37,390
Reinvestment of distributions	1,702	47	1	0	0	7	5	1,762
Accrued stockholder servicing fees(1)	—	—	(7)	(4)	(4)	(532)	—	(547)

Balance as of September 30, 2018	$54,419	$4,832	$195	$90	$339	$6,832	$1,424	$68,131

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

Status of Offerings

As of November 14, 2019, the Company has issued 6,811,740 shares of common stock (consisting of 2,554,283 shares of Class F common stock, 193,013 shares of Class Y common stock, 875,485 shares of Class T common stock, 561,201 shares of Class S common stock, 250,581 shares of Class D common stock, 1,237,911 shares of Class M common stock and 1,139,268 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $170,771.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019 Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the nine months ended

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

September 30, 2019 and 2018, the Company repurchased 62,827 and 0, respectively, shares of common stock representing a total of $1,559 and $0, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2019 and 2018.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2019:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2019	$0.1510	$0.1510	$0.1073	$0.1073	$0.1188	$0.1188	$0.1250
February 27, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
March 28, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
April 29, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
May 30, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
June 27, 2019	0.1560	0.1560	0.1123	0.1123	0.1238	0.1238	0.1300
July 30, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 29, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
September 27, 2019(1)	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$1.3940	$1.3940	$1.0007	$1.0007	$1.1042	$1.1042	$1.1600

(1)	Distribution was paid on October 1, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The following table reflects the cash distributions that the Company has paid on its common stock during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions:
Paid or payable in cash	$1,318	$517	$3,266	$850
Reinvested in shares	1,010	658	2,556	1,762

Total distributions	$2,328	$1,175	$5,822	$2,612

Source of distributions:
Cash flows from operating activities	$1,318	$517	$3,266	$850
Reinvested via the distribution reinvestment plan	1,010	658	2,556	1,762
Offering proceeds	—	—	—	—

Total sources of distributions	$2,328	$1,175	$5,822	$2,612

Net cash provided by operating activities(1)	$3,059	$2,351	$8,651	$3,904

(1)

Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. On July 25, 2019 and November 14, 2019, the Company’s board of directors declared regular monthly cash distributions for October through December 2019 and January through March 2020, respectively, for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$1,837	—	$1,837	—	$1,987	—	$1,987	—

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2019 (Unaudited)			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,904	$3,904	$3,904	$2,608	$2,608	$2,608
Loans receivable(1)	$372,261	$371,736	$372,170	$239,207	$238,979	$239,342
Financial Liabilities
Repurchase obligations(2)	$233,284	$233,800	$233,800	$158,248	$159,126	$159,126
Credit facility	$750	$750	$750	—	—	—

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value of repurchase obligations represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, repurchase obligations and the credit facility are measured using unobservable inputs, or Level 3 inputs.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Loan fundings(1)	$59,512	$142,184
Loan repayments	—	(9,500)

Total net fundings	$59,512	$132,684

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)	December 31, 2018
Number of loans	23	17
Principal balance	$371,736	$238,979
Net book value	$372,261	$239,207
Unfunded loan commitments(1)	$50,487	$38,324
Weighted-average cash coupon(2)	6.39%	7.28%
Weighted-average all-in yield(2)	6.57%	7.48%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of September 30, 2019:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	9/14/2017	$34,310	$29,250	$29,338	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
2	Senior Loan	12/6/2017	18,660	14,067	14,119	L+4.85%	L+5.03%	12/9/2022	Landover, MD	Office	67%
3	Senior Loan	2/22/2018	13,400	12,633	12,665	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
4	Senior Loan	2/28/2018	5,186	5,186	5,196	L+4.63%	L+4.82%	3/9/2021	Newport Beach, CA	Office	80%
5	Senior Loan	3/7/2018	12,050	12,050	12,117	L+4.50%	L+4.89%	3/7/2022	Las Vegas, NV	Hospitality	71%
6	Senior Loan	4/5/2018	21,000	14,299	14,373	L+4.25%	L+4.51%	4/9/2023	Austin, TX	Office	57%
7	Senior Loan	4/20/2018	30,000	30,000	29,995	L+3.75%	L+3.76%	5/9/2021	New York, NY	Office	54%
8	Senior Loan	5/2/2018	19,800	19,800	19,842	L+4.65%	L+4.82%	5/1/2023	East Orange, NJ	Multifamily	77%
9	Senior Loan	6/11/2018	12,000	12,000	12,020	L+4.00%	L+4.18%	6/9/2023	Miami, FL	Retail	65%
10	Senior Loan	6/11/2018	6,750	6,750	6,762	L+4.25%	L+4.43%	6/9/2023	Miami, FL	Retail	61%
11	Senior Loan	6/11/2018	11,000	11,000	11,018	L+4.50%	L+4.69%	6/9/2023	Miami, FL	Retail	78%
12	Senior Loan	6/29/2018	15,997	9,691	9,715	L+4.25%	L+4.45%	7/9/2023	Jacksonville, FL	Multifamily	68%
13	Senior Loan	7/18/2018	22,650	13,099	13,134	L+5.25%	L+5.44%	8/9/2023	Gaithersburg, MD	Hospitality	80%
14	Senior Loan	7/26/2018	15,100	12,661	12,682	L+4.25%	L+4.43%	8/9/2023	Fayetteville, NC	Industrial	72%
15	Senior Loan	11/9/2018	12,400	12,400	12,422	L+3.80%	L+4.07%	11/9/2022	Seattle, WA	Multifamily	76%
16	Senior Loan	12/19/2018	17,500	17,500	17,523	L+5.50%	L+5.77%	1/9/2022	New York, NY	Multifamily	73%
17	Senior Loan	2/19/2019	23,820	14,300	14,319	L+3.95%	L+4.13%	3/9/2024	Bordentown, NJ	Industrial	61%
18	Senior Loan	4/9/2019	38,000	38,000	37,991	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
19	Senior Loan	6/28/2019	28,500	28,500	28,503	L+5.35%	L+5.53%	7/9/2024	Davis, CA	Hospitality	72%
20	Senior Loan	7/24/2019	21,500	18,500	18,496	L+4.00%	L+4.16%	12/9/2024	Katy, TX	Office	76%
21	Senior Loan	8/2/2019	24,250	24,250	24,249	L+5.00%	L+5.35%	8/15/2024	Philadelphia, PA	Mixed Use	72%
22	Senior Loan	8/9/2019	12,350	9,800	9,792	L+3.75%	L+3.96%	8/9/2024	Indianapolis, IN	Office	71%
23	Senior Loan	8/23/2019	6,000	6,000	5,990	L+3.75%	L+3.81%	4/9/2024	New York, NY	Multifamily	67%

			$422,223	$371,736	$372,261

(1)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(2)	Our floating-rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from October 1, 2019 through November 14, 2019, we closed on one senior floating-rate mortgage loan of which $14,565 was funded at closing.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income
Interest income	$6,175	$3,519	$15,716	$6,687
Less: Interest expense	(2,898)	(1,795)	(7,412)	(3,645)

Net interest income	3,277	1,724	8,304	3,042

Other expenses
Management and performance fees	308	39	581	43
General and administrative expenses	952	917	2,716	2,110
Less: Expense limitation	(491)	(645)	(1,448)	(1,562)

Net other expenses	769	311	1,849	591

Net income	$2,508	$1,413	$6,455	$2,451

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

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2019, we accrued $4,260 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,448 in reimbursements for the nine months ended September 30, 2019. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2019, we received $3,769 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2019, we had $491 of reimbursements due from FS Real Estate Advisor and Rialto.

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

Our business plan is to operate as a mortgage REIT with our portfolio consisting of senior floating-rate mortgage loans, including those that are secured by a first priority mortgage on transitional commercial real estate properties. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP. Although we have the ability to acquire real property, we have not acquired any at this time and as such do not have any FFO adjustments to our net income or loss computed in accordance with GAAP.

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

We did not have any FFO or MFFO adjustments to net income for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Net income (GAAP)	$6,455	$2,451

Funds from operations	$6,455	$2,451

Modified funds from operations	$6,455	$2,451

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2019:

Components of NAV	September 30, 2019
Loans receivable	$372,261
Mortgage-backed securities	1,837
Other assets	6,366
Repurchase agreements payable	(233,800)
Credit facility payable	(750)
Other liabilities	(6,264)

Net asset value	$139,650

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2019:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$63,524	$3,490	$18,637	$96	$4,762	$25,547	$23,594	$139,650
Number of outstanding shares	2,551,787	141,116	740,414	3,789	189,033	1,011,286	955,576	5,593,001

NAV per share as of September 30, 2019	$24.8937	$24.7288	$25.1712	$25.3779	$25.1904	$25.2619	$24.6913

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of September 30, 2019.

September 30, 2019
Total stockholders’ equity under GAAP	$137,087
Adjustments:
Accrued stockholder servicing fees(1)	2,563

Net asset value	$139,650

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

Liquidity and Capital Resources

As of September 30, 2019, we had $1,695 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2019, we had $100,450 in borrowings available under our financing arrangements, subject to certain limitations. As of September 30, 2019, we had unfunded loan commitments of $50,487. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class F Shares and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2019 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
WF-1 Facility(1)	$93,029	$93,029	—	—	—
GS-1 Facility(2)	$140,771	$140,771	—	—	—
CNB Facility(3)	$750	$750	—	—	—

(1)

At September 30, 2019, $56,971 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At September 30, 2019, $34,229 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At September 30, 2019, $9,250 remained unused under the CNB Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the WF-1 Facility, GS-1 Facility and the CNB Facility, borrowings are at a floating-rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(805)	$(1,169)	$364	2.6%
Down 25 basis points	$(489)	$(585)	$96	0.7%
No change	—	—	—	—
Up 25 basis points	$674	$585	$89	0.6%
Up 50 basis points	$1,482	$1,169	$313	2.3%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our equity raise as of September 30, 2019 resulted in the following ($ in thousands except for share amounts):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,552,014	193,013	741,375	3,789	189,033	1,023,762	956,821	5,659,807
Gross proceeds from primary offering	$58,615	$4,758	$18,970	$97	$4,697	$25,636	$23,442	$136,215
Reinvestments of distributions	4,644	74	255	1	52	145	170	5,341

Total gross proceeds	63,259	4,832	19,225	98	4,749	25,781	23,612	141,556
Selling commissions	—	—	(602)	(3)	—	—	—	(605)
Stockholder servicing fees	—	—	(75)	(1)	(7)	(53)	—	(136)

Net offering proceeds	$63,259	$4,832	$18,548	$94	$4,742	$25,728	$23,612	$140,815

From the effective date of our initial public offering through September 30, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $140,815. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives.

Share Repurchase Program

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in our share repurchase program. The repurchase of shares is limited to no more than 2% of our aggregate NAV per month of all classes of shares then participating in our share repurchase plan and no more than 5% of our aggregate NAV per calendar quarter of all classes of shares then participating in our share repurchase plan, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.

During the three months ended September 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2019	3,152	$25.01	3,152	—
August 1 - August 31, 2019	842	25.24	842	—
September 1 - September 30, 2019	53,865	24.75	53,865	—

	57,859	$25.22	57,859	—

(1)	Redemptions are limited as described above.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019 (file number 333-216037)).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2019 (file number 333-216037)).

10.1	Loan and Security Agreement dated as of August 22, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 23, 2019 (file number 333-216037)).

10.2	Amendment No. 5 to Master Repurchase and Securities Contract dated as of August 29, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 29, 2019 (file number 333-216037)).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)