Form 10-K
period 2019-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2020-03-27
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 23, 2020, there were 891,835 outstanding shares of Class F common stock, 141,116 outstanding shares of Class Y common stock, 1,187,094 outstanding shares of Class T common stock, 3,859,565 outstanding shares of Class S common stock, 481,620 outstanding shares of Class D common stock, 1,720,495 outstanding shares of Class M common stock and 1,744,103 outstanding shares of Class I common stock.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2019

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting an initial public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of shares of our Class F common stock and previously conducted a private offering of our Class Y common stock. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including commercial mortgage-backed securities, or CMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, residential mortgage-backed securities, or RMBS, and portfolios of single family home mortgages.

About FS Real Estate Advisor

FS Real Estate Advisor is a subsidiary of FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Investments was founded in 2007 and has established itself as a leader in the world of alternative investments. FS Real Estate Advisor is led by substantially the same personnel that form the investment and operations teams of the registered investment advisers that manage FS Investments’ other affiliated registered investment companies and BDCs.

Our president and chief executive officer, Michael C. Forman, has led FS Real Estate Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment funds, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Real Estate Advisor, Mr. Forman currently serves as chairman and/or chief executive officer of all the FS Investments’ funds and their affiliated investment advisers.

FS Real Estate Advisor’s senior management team has significant experience in private debt, private equity and real estate investing, and has developed an expertise investing in income-generating real estate investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities. We believe that the active and ongoing participation by FS Investments and its affiliates in the real estate credit markets, and the depth of experience and disciplined investment approach of FS Real Estate Advisor’s management team, will allow FS Real Estate Advisor to successfully execute our investment strategy.

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

Our board of directors has approved broad investment guidelines that delegate to FS Real Estate Advisor the authority to execute originations, acquisitions and dispositions of assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. These investment decisions are made by FS Real Estate Advisor and require the unanimous approval of its investment committee. The members of FS Real Estate Advisor’s investment committee are Michael Kelly, Robert Lawrence, Robert Haas and David Weiser. Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, Rialto acts as the sub-adviser, and makes investment recommendations for our benefit to FS Real Estate Advisor. Our board of directors, including a majority of our independent directors, oversees and monitors the performance of FS Real Estate Advisor.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor protection, education and transparency.

FS Investments is headquartered in Philadelphia, Pennsylvania with offices in Orlando, Florida, New York, New York and Washington, D.C. The firm had approximately $24 billion in assets under management as of December 31, 2019.

About Rialto

FS Real Estate Advisor has engaged Rialto to act as the sub-adviser. Rialto assists FS Real Estate Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto also oversees the management of our investment portfolio.

Founded in 2007, Rialto, together with its affiliates, is an integrated investment and asset management and operating business with approximately 230 professionals operating from 13 offices across the United States and Europe as of December 31, 2019. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. Previously 100% owned by Lennar Corporation (NYSE: LEN and LEN.B). On November 30, 2018, Rialto was acquired by funds managed by Stone Point Capital, LLC, a financial services-focused private equity firm based in Greenwich, Connecticut, in partnership with Rialto’s management team.

From 2009 through December 31, 2019, Rialto has participated in approximately $12.5 billion of equity investments. Out of this total amount of investments, approximately $10.4 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $8.2 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $15.7 billion.

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

We will target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We will focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. All investment decisions will be made with a view to maintaining our qualification as a REIT, our exemption from registration under the 1940 Act.

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

The following table details overall statistics for our loans receivable portfolio as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Number of loans	24	17
Principal balance	$405,985	$238,979
Net book value	$406,645	$239,207
Unfunded loan commitments(1)	$44,226	$38,324
Weighted-average cash coupon(2)	L+4.22%	L+4.76%
Weighted-average all-in yield(2)	L+4.39%	L+4.96%
Weighted-average maximum maturity (years)(3)	3.6	3.6

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)

Our floating rate loans were indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$121,151	30%	$91,898	38%
Multifamily	81,111	20%	80,750	34%
Mixed Use	76,833	19%	—	—
Hospitality	56,221	14%	24,302	10%
Retail	41,310	10%	29,757	13%
Industrial	30,019	7%	12,500	5%

Total	$406,645	100%	$239,207	100%

	December 31, 2019		December 31, 2018
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$163,486	40%	$130,066	54%
Northeast	152,874	38%	67,293	28%
West	80,319	20%	41,848	18%
Midwest	9,966	2%	—	—

Total	$406,645	100%	$239,207	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

For additional information regarding our loan portfolio as of December 31, 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.

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

As of December 31, 2019, we have issued 981,836 shares of Class T common stock, 1,351,587 shares of Class S common stock, 322,602 shares of Class D common stock, 1,357,818 shares of Class M common stock and 1,230,360 shares of Class I common stock in our public offering and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $117,855.

The termination date of our public offering will be September 11, 2020, unless extended in accordance with the SEC’s rules. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.

We are also conducting a private offering of shares of our Class F common stock to certain accredited investors and previously conducted a private offering of shares of our Class Y common stock to certain accredited investors. As of December 31, 2019, we have issued 2,558,854 of our Class F common stock and 193,013 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $68,261.

Financing Strategy

In addition to raising capital through our offerings, we intend to use prudent levels of leverage to provide additional funds to support our investment activities. We may incur debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

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

Below is a summary of our outstanding financing arrangements as of December 31, 2019:

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%	$327,665	$—	December 18, 2036	(2)
WF-1 Facility	Repurchase	L+2.15% - 2.50%(3)	—	150,000	August 30, 2020
GS-1 Facility	Repurchase	L+1.75% - 2.75%(4)	—	175,000	January 26, 2020
CNB Facility	Revolving Credit Facility	L+2.25%	—	10,000	August 23, 2021

Total			$327,665	$335,000

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(3)	FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range on an asset by asset basis.

(4)	FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range on an asset by asset basis.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify to be taxed as a REIT, in which case U.S. federal income tax would not apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income, including undistributed net capital gain. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws.

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

Taxation of REIT Dividends

Under the legislation commonly referred to as the Tax Cuts and Jobs Act, “qualified REIT dividends” (REIT dividends other than dividends designated as “qualified dividend income” or capital gain dividends) received by non-corporate U.S. taxpayers are eligible for up to a 20% deduction, subject to certain limitations, in taxable years beginning after December 31, 2017 and before January 1, 2026. This deduction is only applicable to investors that receive dividends from us and does not affect our taxation. Investors should consult their own tax advisors regarding the impact of this deduction on their effective tax rate with respect to REIT dividends.

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

Website

We maintain a website at www.fsinvestments.com. We are providing the address to our website solely for the information of investors. From time to time, we may use our website as a distribution channel for material company information. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report on Form 10-K.

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

We were formed on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to achieve our investment objectives and that the value of our common stock could decline substantially.

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

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for investors to dispose of their shares. We intend to repurchase shares on a monthly basis at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which investors initially purchased their shares. As a result, investors may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

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

Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to sell any of the shares. Even though we have raised over $165 million in gross proceeds in our offerings through December 31, 2019, such amount will not, by itself be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for in our public offering, the opportunity for diversification of our investments may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

There is a risk that stockholders may not receive distributions or that our distributions may not grow over time.

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare and pay ordinary cash distributions on a monthly basis. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-over-year increases in cash distributions. Moreover, if fewer stockholders opt to participate in our distribution reinvestment plan and instead choose to receive cash distributions, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions in the future. Distributions on the classes of our common stock may vary based upon on the expenses allocated to each class.

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

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the 1940 Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the 1940 Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were to become obligated to register ourselves or any of our subsidiaries as an investment company, the requirements imposed on registered investment companies would make it unlikely that we would be able to operate our business as currently contemplated and as described herein.

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

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of these subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect that more than 40% of our assets will be “investment securities”.

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

Through our subsidiaries, we plan to originate, acquire, invest in and manage instruments that could be deemed to be securities for purposes of the 1940 Act, including, but not limited to, participations in mortgage, subordinated, mezzanine, transitional and other loans, CMBS and agency and non-agency RMBS. Accordingly, it is possible that more than 40% of the assets of our subsidiaries will be investments that will be deemed to be investment securities for 1940 Act purposes. However, as noted above, in reliance on Section 3(c)(5)(C) of the 1940 Act, we do not intend to register any of our subsidiaries as an investment company under the 1940 Act. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole-pool agency RMBS, certain mezzanine loans and B Notes and other interests in real estate as interpreted by the SEC staff in various no-action letters. As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

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

To ensure that we are not required, as such requirements have been interpreted by the SEC staff, to register as an investment company, we may be unable to dispose of assets that we would otherwise want to sell and may need to sell assets that we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests that we would otherwise want to acquire. Although we intend to monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exception from the definition of an investment company. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of and liquidate us. Moreover, if we are required to register as an investment company, the requirements imposed on registered investment companies under the 1940 Act would make it unlikely that we would be able to operate our business as currently contemplated and as described in this Annual Report on Form 10-K.

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

We may purchase CMBS or other investment vehicles that include mortgage loans originated by an affiliate of the sub-adviser or engage in other transactions with an affiliate of the sub-adviser. While all decisions to purchase CMBS or engage in other transactions in these circumstances will be made by our adviser, who is un-affiliated with the sub-adviser, such transactions would benefit affiliates of the sub-adviser. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties given our adviser’s dependency on the sub-adviser to implement our investment strategy and manage our investment portfolio.

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

Our portfolio includes transitional loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in a transitional loan often has identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

We will operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of the coronavirus on the U.S. and world economies is uncertain and is expected to result in a world-wide economic downturn that will lead to corporate bankruptcies in the most affected industries and has already led to a substantial increase in unemployment.

As a result of our investments being secured entirely by properties located in the United States, the coronavirus will impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments secured by hospitality properties, a variety of factors related to the coronavirus have, and are expected to continue to, cause a decline in business and leisure travel, including but not limited to (i) restrictions on travel imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. In addition, with respect to our investments secured by retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day.

To the extent the coronavirus results in a world-wide economic downturn, there will likely be widespread corporate bankruptcies and an increase in unemployment, which could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

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

The RMBS and CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of RMBS and CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. RMBS and CMBS are also subject to several risks created through the securitization process. Subordinate RMBS and CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate RMBS and CMBS will not be fully paid. Subordinate RMBS and CMBS are also subject to greater credit risk than those RMBS and CMBS that are more highly rated.

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

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements and CLOs. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to FS Real Estate Advisor.

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

We have utilized and may in the future utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We have utilized and may in the future utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business.

Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.

Risks Related to Taxation

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We believe that we have been organized and have operated in a manner that have enabled us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017 and will permit us to continue to qualify. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

On December 5, 2019, we issued collateral loan obligations (“CLO”) through a REIT subsidiary of ours that we hold through an intervening partnership. The CLO arrangement is a taxable mortgage pool, but the subsidiary REIT structure is intended to prevent any excess inclusion income from being allocated to us or our shareholders, although the IRS might take a different view.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, or MBS, as well as stock of another REIT. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. If our subsidiary REIT failed to qualify as a REIT we would not satisfy the 10% value asset test. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries, or TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension held REIT,” (3) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduits, or REMIC, interests we buy or taxable mortgage pool in which we hold the “equity interests” and that is treated as our qualified REIT subsidiary generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

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

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the REIT 75% asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

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

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors prospectively or retroactively, no person may own more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock or 9.8% in value of the outstanding shares of stock of all classes and series. Our board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

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

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholder is a tax-exempt entity, it may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.

Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”

Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. stockholders in taxable years beginning before January 1, 2026.

We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.

Under IRS Revenue Procedure 2017-45, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

There may be tax consequences to any modifications to our borrowings, any hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and may enter into derivatives and hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may choose to pay dividends in a combination of cash and our own common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

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

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 23, 2020, we had 105 record holders of our Class F common stock, 14 record holders of Class Y common stock, 462 record holders of Class T common stock, 552 record holders of Class S common stock, 285 record holders of Class D common stock, 598 record holders of Class M common stock, and 213 record holders of Class I common stock.

Share Repurchases

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

During the year ended December 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the shares repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2019	—	—	—	—	—
February 1 - February 28, 2019	4,968	0.13%	$25.22	4,968	—
March 1 - March 31, 2019	—	—	—	—	—
April 1 - April 30, 2019	—	—	—	—	—
May 1 - May 31, 2019	—	—	—	—	—
June 1 - June 30, 2019	—	—	—	—	—
July 1 - July 31, 2019	3,152	0.06%	$25.01	3,152	—
August 1 - August 31, 2019	842	0.02%	$25.24	842	—
September 1 - September 30, 2019	53,865	0.96%	$24.75	53,865	—
October 1 - October 31, 2019	5,555	0.10%	$25.26	5,555	—
November 1 - November 30, 2019	—	—	—	—	—
December 1 - December 31, 2019	2,467	0.04%	$25.27	2,467	—

Total(2)	70,849			70,849

(1)

Repurchases are limited under the share repurchase plan as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $3,038 of shares based on our November 30, 2019 NAV in the fourth quarter of 2019 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

(2)

During the year ended December 31, 2019, we repurchased 1,083,472 of Class F shares at an average price of $24.92 outside of the share repurchase plan. See Note 6 to our consolidated financial statements included herein for additional information.

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

The following table reflects the cash distributions per share that we have paid on our common stock during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Distributions:
Paid or payable in cash	$5,156	$1,488	$79
Reinvested in shares	3,196	2,459	328

Total distributions	$8,352	$3,947	$407

Source of distributions:
Cash flows from operating activities	$5,156	$1,488	$79
Reinvested via the distribution reinvestment plan	3,196	2,459	328
Offering proceeds	—	—	—

Total sources of distributions	$8,352	$3,947	$407

Net cash provided by operating activities(1)	$11,071	$5,198	$579

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

Our cumulative equity raise through December 31, 2019 resulted in the following ($ in thousands except for per share data):

	Class F Shares	Class Y Shares	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,558,854	193,013	982,874	1,351,987	322,602	1,377,839	1,231,605	8,018,774
Gross proceeds from primary offering	$58,615	$4,758	$25,089	$34,419	$8,028	$34,461	$30,086	$195,456
Reinvestments of distributions	4,814	74	405	28	87	263	312	5,983

Total gross proceeds	63,429	4,832	25,494	34,447	8,115	34,724	30,398	201,439
Selling commissions	—	—	(793)	(145)	—	—	—	(938)
Stockholder servicing fees	—	—	(123)	(33)	(12)	(76)	—	(244)

Net offering proceeds	$63,429	$4,832	$24,578	$34,269	$8,103	$34,648	$30,398	$200,257

From the effective date of our initial public offering through December 31, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $200,257. We primarily used the net offering proceeds to originate, acquire and manage a portfolio of real estate-related investments in accordance with our investment objectives. See Note 1 to our consolidated financial statements included herein for additional information regarding our investment objectives.

Sales of Unregistered Securities

During the years ended December 31, 2019, 2018 and 2017, we issued 3,461, 3,440 and 0, respectively, of unregistered restricted shares of Class I common stock to our independent directors as compensation for their services. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination service due to his or her death or disability or a change in our control.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017
Statement of operations data:
Interest income	$22,378	$10,540	$788
Interest expense	(10,441)	(5,604)	(470)

Net interest income	11,937	4,936	318
Net other expenses	2,823	945	98

Net income	$9,114	$3,991	$220

Per share information:
Net income per share of common stock-basic and diluted(1)	$1.83	$1.84	$0.80
Distributions declared per share:(2)
Class F	$1.88	$1.81	$0.45
Class Y	$1.88	$1.81	$0.45
Class T	$1.35	$1.09	—
Class S	$1.35	$0.95	—
Class D	$1.49	$1.17	—
Class M	$1.49	$1.01	—
Class I	$1.57	$1.66	—
Balance sheet data:
Total assets	$498,780	$245,232	$53,053

Repurchase agreements payable	—	$158,248	$22,798

Collateralized loan obligation	$322,182	—	—

Total stockholders’ equity	$165,787	$83,436	$29,339

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including commercial mortgage-backed securities, or CMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, residential mortgage-backed securities, or RMBS, and portfolios of single family home mortgages.

Portfolio Overview

The following table details activity in our loans receivable portfolio for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Loan fundings(1)	$199,128	$191,437
Loan repayments	(32,249)	(2,455)

Total net fundings	$166,879	$188,982

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Number of loans	24	17
Principal balance	$405,985	$238,979
Net book value	$406,645	$239,207
Unfunded loan commitments(1)	$44,226	$38,324
Weighted-average cash coupon(2)	L+4.22%	L+4.76%
Weighted-average all-in yield(2)	L+4.39%	L+4.96%
Weighted-average maximum maturity (years)(3)	3.6	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of December 31, 2019:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	4/9/2019	$38,000	$38,000	$37,992	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
2 Senior Loan	9/14/2017	34,310	29,250	29,360	L+4.25%	L+4.49%	10/9/2022	Memphis, TN	Office	73%
3 Senior Loan	4/20/2018	30,000	30,000	29,997	L+3.75%	L+3.75%	5/9/2021	New York, NY	Office	54%
4 Senior Loan	6/28/2019	28,500	28,500	28,516	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
5 Senior Loan	8/2/2019	24,250	24,250	24,270	L+5.00%	L+5.35%	8/15/2024	Philadelphia, PA	Mixed Use	68%
6 Senior Loan	2/19/2019	23,820	14,300	14,329	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
7 Senior Loan	7/18/2018	22,650	15,530	15,575	L+5.25%	L+5.43%	8/9/2023	Gaithersburg, MD	Hospitality	80%
8 Senior Loan	7/24/2019	21,500	18,500	18,505	L+4.00%	L+4.16%	12/9/2024	Katy, TX	Office	76%
9 Senior Loan	4/5/2018	21,000	18,962	19,051	L+4.25%	L+4.50%	4/9/2023	Austin, TX	Office	57%
10 Senior Loan	12/19/2019	20,500	20,500	20,480	L+3.00%	L+3.05%	12/19/2023	Jersey City, NJ	Multifamily	47%
11 Senior Loan	5/2/2018	19,800	19,800	19,851	L+4.65%	L+4.82%	5/1/2023	East Orange, NJ	Multifamily	77%
12 Senior Loan	12/6/2017	18,660	14,212	14,272	L+4.85%	L+5.02%	12/9/2022	Landover, MD	Office	67%
13 Senior Loan	10/22/2019	17,500	14,565	14,571	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
14 Senior Loan	6/29/2018	15,997	9,691	9,723	L+4.25%	L+4.44%	7/9/2023	Jacksonville, FL	Multifamily	68%
15 Senior Loan	7/26/2018	15,661	15,661	15,690	L+3.50%	L+3.68%	8/9/2023	Fayetteville, NC	Industrial	72%
16 Senior Loan	2/22/2018	13,400	12,633	12,671	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
17 Senior Loan	11/9/2018	12,400	12,400	12,431	L+3.80%	L+4.07%	11/9/2022	Seattle, WA	Multifamily	76%
18 Senior Loan	8/9/2019	12,350	9,968	9,966	L+3.75%	L+3.95%	8/9/2024	Indianapolis, IN	Office	71%
19 Senior Loan	11/15/2019	12,150	11,500	11,496	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
20 Senior Loan	3/7/2018	12,050	12,050	12,130	L+4.50%	L+4.88%	3/7/2022	Las Vegas, NV	Hospitality	71%
21 Senior Loan	6/11/2018	12,000	12,000	12,026	L+4.00%	L+4.18%	6/9/2023	Miami, FL	Retail	65%
22 Senior Loan	6/11/2018	11,000	11,000	11,023	L+4.50%	L+4.68%	6/9/2023	Miami, FL	Retail	78%
23 Senior Loan	6/11/2018	6,750	6,750	6,765	L+4.25%	L+4.43%	6/9/2023	Miami, FL	Retail	61%
24 Senior Loan	8/23/2019	5,963	5,963	5,955	L+3.75%	L+3.81%	4/9/2024	New York, NY	Multifamily	67%

Total/Weighted Average		$450,211	$405,985	$406,645	L+4.22%	L+4.39%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from January 1, 2020 through March 23, 2020, we closed on seven senior floating-rate mortgage loans and two mezzanine loans of which $170,853 and $33,102, respectively, was funded at closing.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net interest income
Interest income	$22,378	$10,540	$788
Less: Interest expense	(10,441)	(5,604)	(470)

Net interest income	11,937	4,936	318

Other expenses
Management and performance fees	904	114	—
General and administrative expenses	3,867	3,102	639
Less: Expense limitation	(1,948)	(2,271)	(541)

Net other expenses	2,823	945	98

Net income	$9,114	$3,991	$220

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities.

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

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2019, we accrued $4,760 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,948 in reimbursements for the year ended December 31, 2019. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2019, we received $4,260 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2019, we had $500 of reimbursements due from FS Real Estate Advisor and Rialto.

FS Real Estate Advisor and Rialto each have agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ending March 31, 2020. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the Expense Limitation Agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the Expense Limitation Agreement.

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

We did not have any FFO or MFFO adjustments to net income for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Net income (GAAP)	$9,114	$3,991	$220

Funds from operations	$9,114	$3,991	$220

Modified funds from operations	$9,114	$3,991	$220

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2019:

Components of NAV	December 31, 2019
Cash and cash equivalents	$40,214
Restricted cash	37,941
Loans receivable	406,645
Mortgage-backed securities	6,651
Other assets	7,329
Collateralized loan obligation	(322,182)
Accrued servicing fees(1)	(51)
Other liabilities	(4,526)

Net asset value	$172,021

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2019:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$36,812	$3,487	$24,701	$34,259	$8,121	$34,284	$30,357	$172,021
Number of outstanding shares	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474

NAV per share as of December 31, 2019	$24.9546	$24.7114	$25.1580	$25.3471	$25.1758	$25.2492	$24.6737

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2019:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2019
Total stockholders’ equity under GAAP	$165,787
Adjustments:
Accrued stockholder servicing fees(1)	6,234

Net asset value	$172,021

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

Liquidity and Capital Resources

As of December 31, 2019, we had $40,214 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2019, we had $335,000 in borrowings available under our financing arrangements, subject to certain limitations. As of December 31, 2019, we had unfunded loan commitments of $44,226. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

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

Other Developments

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Due to the fact our investments are secured entirely by properties located in the United States, the coronavirus will impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, limits hours or necessitates the closure of such properties or results in an economic downturn and corporate bankruptcies. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. To the extent our investments and operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2019 is as follows:

Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	—	—	—	—	—
GS-1 Facility(2)	—	—	—	—	—
CNB Facility(3)	—	—	—	—	—

(1)

At December 31, 2019, $150,000 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At December 31, 2019, $175,000 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At December 31, 2019, $10,000 remained unused under the CNB Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of FS Investments related thereto. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering. From and after the date we have raised $250,000 in gross proceeds in our public offering, we will reimburse FS Real Estate Advisor and Rialto for any organization and offering expenses that FS Real Estate Advisor or Rialto has incurred and advanced, on our behalf, up to a cap of 0.75% of the gross offering proceeds of our public offering in excess of $250,000.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 100% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase to the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the FS Rialto 2019-FL1, WF-1 Facility, the GS-1 Facility and the CNB Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2019:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(522)	$(1,478)	$956	5.4%
Down 25 basis points	$(376)	$(739)	$363	2.0%
No change	—	—	—	—
Up 25 basis points	$582	$739	$(157)	(0.9)%
Up 50 basis points	$1,395	$1,478	$(83)	(0.5)%

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FS Credit Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

March 27, 2020

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$40,214	$608
Restricted cash	37,941	2,000
Loans receivable	406,645	239,207
Mortgage-backed securities, at fair value	6,651	1,987
Reimbursement due from sponsor	500	708
Interest receivable	1,070	704
Deferred financing costs	500	—
Other assets	5,259	18

Total assets(1)	$498,780	$245,232

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,483 and $0, respectively)	$322,182	$—
Repurchase agreements payable (net of deferred financing costs of $0 and $878, respectively)	—	158,248
Due to related party	6,290	912
Interest payable	773	304
Payable for shares repurchased	62	100
Other liabilities	3,686	2,232

Total liabilities(1)	332,993	161,796

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 1,475,155 and 2,471,864 issued and outstanding, respectively	15	25
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 141,116 and 193,013 issued and outstanding, respectively	1	2
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 981,836 and 124,581 issued and outstanding, respectively	10	1
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 1,351,587 and 3,773 issued and outstanding, respectively	14	—
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 322,602 and 60,934 issued and outstanding, respectively	3	1
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,357,818 and 417,992 issued and outstanding, respectively	14	4
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 1,230,360 and 128,526 issued and outstanding, respectively	12	1
Additional paid-in capital	165,082	83,555
Accumulated other comprehensive income (loss)	17	(10)
Retained earnings (accumulated deficit)	619	(143)

Total stockholders’ equity	165,787	83,436

Total liabilities and stockholders’ equity	$498,780	$245,232

(1)

The December 31, 2019 consolidated balance sheet include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2019, assets of the VIE totaled $427,455 and liabilities of the VIE totaled $322,946. See Note 9 to the consolidated financial statements for further details.

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net interest income
Interest income	$22,378	$10,540	$788
Less: Interest expense	(10,441)	(5,604)	(470)

Net interest income	11,937	4,936	318

Other expenses
Management and performance fees	904	114	—
General and administrative expenses	3,867	3,102	639
Less: Expense limitation	(1,948)	(2,271)	(541)

Net other expenses	2,823	945	98

Net income	$9,114	$3,991	$220

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$1.83	$1.84	$0.80

Weighted average common stock outstanding	4,970,324	2,165,753	274,482

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$9,114	$3,991	$220
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities	27	(10)	—

Total other comprehensive income (loss)	27	(10)	—

Comprehensive income	$9,141	$3,981	$220

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$200	$—	$—	$200
Common stock issued	10	2	—	—	—	—	—	28,986	—	—	28,998
Distributions declared	—	—	—	—	—	—	—	—	—	(407)	(407)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	328	—	—	328
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	220	220

Balance as of December 31, 2017	10	2	—	—	—	—	—	29,514	—	(187)	29,339
Common stock issued	14	—	1	—	1	4	1	52,606	—	—	52,627
Distributions declared	—	—	—	—	—	—	—	—	—	(3,947)	(3,947)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	2,458	—	—	2,459
Redemptions of common stock	—	—	—	—	—	—	—	(100)	—	—	(100)
Stockholder servicing fees	—	—	—	—	—	—	—	(923)	—	—	(923)
Net income	—	—	—	—	—	—	—	—	—	3,991	3,991
Other comprehensive loss	—	—	—	—	—	—	—	—	(10)	—	(10)

Balance as of December 31, 2018	25	2	1	—	1	4	1	83,555	(10)	(143)	83,436
Common stock issued	—	—	9	14	2	10	11	112,647	—	—	112,693
Distributions declared	—	—	—	—	—	—	—	—	—	(8,352)	(8,352)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	3,195	—	—	3,196
Redemptions of common stock	(11)	(1)	—	—	—	—	—	(28,754)	—	—	(28,766)
Stockholder servicing fees	—	—	—	—	—	—	—	(5,561)	—	—	(5,561)
Net income	—	—	—	—	—	—	—	—	—	9,114	9,114
Other comprehensive income	—	—	—	—	—	—	—	—	27	—	27

Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$9,114	$3,991	$220
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(689)	(296)	(81)
Amortization of deferred financing costs	1,319	888	206
Changes in assets and liabilities
Reimbursement due from sponsor	208	(167)	(541)
Interest receivable	(366)	(563)	(141)
Other assets	(26)	(18)	—
Due to related party	5,378	571	341
Interest payable	469	265	39
Other liabilities	(4,336)	527	536

Net cash provided by (used in) operating activities	11,071	5,198	579

Cash flows used in investing activities
Origination and fundings of loans receivable	(199,128)	(191,437)	(49,848)
Principal collections from loans receivable	27,037	2,455	—
Exit and extension fees received on loans receivable	130	—	—
Purchases of mortgage-backed securities	(5,274)	(2,000)	—
Principal repayments of mortgage-backed securities	637	3	—

Net cash used in investing activities	(176,598)	(190,979)	(49,848)

Cash flows from financing activities
Issuance of common stock	112,693	52,627	28,998
Redemptions of common stock	(28,804)	—	—
Stockholder distributions paid	(4,744)	(1,231)	(79)
Stockholder servicing fees	(186)	(11)	—
Borrowings under repurchase agreements	152,627	168,426	23,250
Repayments under repurchase agreements	(311,753)	(32,550)	—
Borrowings under credit facility	18,700	—	—
Repayments under credit facility	(18,700)	—	—
Proceeds from issuance of collateralized loan obligation	327,665	—	—
Payment of deferred financing costs	(6,424)	(1,314)	(658)

Net cash provided by (used in) financing activities	241,074	185,947	51,511

Total increase (decrease) in cash, cash equivalents and restricted cash	75,547	166	2,242
Cash, cash equivalents and restricted cash at beginning of year	2,608	2,442	200

Cash, cash equivalents and restricted cash at end of year	$78,155	$2,608	$2,442

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$8,653	$4,451	$225

Accrued stockholder servicing fee	$5,375	$912	—

Distributions payable	$669	$257	—

Reinvestment of stockholder distributions	$3,196	$2,459	$328

Payable for shares repurchased	$62	$100	—

Loan principal payments held by servicer	$5,212	—	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary, as of December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

Principles of Consolidation: Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC 810, provides guidance on the identification of a VIE (a variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of December 31, 2019 and 2018, the Company’s investment in overnight institutional money market funds was $75,560 and $599, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$40,214	$608
Restricted cash	37,941	2,000

Total cash, cash equivalents and restricted cash	$78,155	$2,608

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

•

Collateralized loan obligation, repurchase obligations and credit facility: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

Deferred Financing Costs: Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligation and repurchase agreements are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees to which the Company is entitled, loan exit fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. During the period from November 7, 2016 (Inception) to December 31, 2019, the Company incurred offering costs of $9,931, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instrument (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective date of ASU 2016-13 for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company, as a smaller reporting company, continues to evaluate the impact of this update on its consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Number of loans	24	17
Principal balance	$405,985	$238,979
Net book value	$406,645	$239,207
Unfunded loan commitments(1)	$44,226	$38,324
Weighted-average cash coupon(2)	L+4.22%	L+4.76%
Weighted-average all-in yield(2)	L+4.39%	L+4.96%
Weighted-average maximum maturity (years)(3)	3.6	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)

The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the years ended December 31, 2019 and 2018, the activity in the Company’s loan portfolio was as follows:

	For the Year Ended December 31,
	2019	2018
Balance at beginning of period	$239,207	$49,929
Loan fundings	199,128	191,437
Loan repayments	(32,249)	(2,455)
Amortization of deferred fees on loans	689	296
Receipt of fees on loans	(130)	—

Balance at end of period	$406,645	$239,207

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$121,151	30%	$91,898	38%
Multifamily	81,111	20%	80,750	34%
Mixed Use	76,833	19%	—	—
Hospitality	56,221	14%	24,302	10%
Retail	41,310	10%	29,757	13%
Industrial	30,019	7%	12,500	5%

Total	$406,645	100%	$239,207	100%

	December 31, 2019		December 31, 2018
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$163,486	40%	$130,066	54%
Northeast	152,874	38%	67,293	28%
West	80,319	20%	41,848	18%
Midwest	9,966	2%	—	—

Total	$406,645	100%	$239,207	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

As of December 31, 2019 and 2018, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of December 31, 2019 or December 31, 2018.

Subsequent Activity

During the period from January 1, 2020 through March 23, 2020, the Company closed on seven senior floating-rate mortgage loans and two mezzanine loans of which $170,853 and $33,102, respectively, was funded at closing.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of December 31, 2019 and 2018. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of or investment in available-for-sale CMBS as of December 31, 2019 and 2018, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
December 31, 2019
CMBS	$6,634	$6,634	$17	—	$6,651	3.20%	1.7
December 31, 2018
CMBS	$2,000	$1,997	—	$(10)	$1,987	3.60%	1.8

(1)	Calculated using the one-month LIBOR rate of 1.80% and 2.50% as of December 31, 2019 and December 31, 2018, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2019 and 2018:

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%	$327,665	$—	December 18, 2036(2)
WF-1 Facility	Repurchase	L+2.15% - 2.50%(3)	—	150,000	August 30, 2020
GS-1 Facility	Repurchase	L+1.75% - 2.75%(4)	—	175,000	January 26, 2020
CNB Facility	Revolving Credit Facility	L+2.25%	—	10,000	August 23, 2021

Total			$327,665	$335,000

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(3)	FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range on an asset by asset basis.

(4)	FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range on an asset by asset basis.

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $206,149 and 4.36%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $106,424 and 4.37%, respectively.

2019-FL1 Notes

On December 5, 2019, the Company issued $327,665 of collateralized loan obligation notes, or the CLO Transaction, through FS Rialto Sub-REIT LLC, or the Sub-REIT, a subsidiary real estate investment trust of the Company, and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2019-FL1 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, or the Issuer, and FS Rialto 2019-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer, or the Co-Issuer and, together with the Issuer, the CLO Issuers.

The CLO Issuers issued five classes of notes, or the Offered Notes, (i) $224,837 Class A Senior Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.20% per annum plus, on and after the October 2025 payment date, an additional 0.25% per annum, (ii) $47,418 Class A-S Second Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.45% per annum plus, on and after the October 2025 payment date, 0.25% per annum, (iii) $27,173 Class B Third Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.90% per annum plus, on and after the October 2025 payment date, 0.50% per annum, (iv) $28,237 Class C Fourth Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 2.50% per annum plus, on and after the October 2025 payment date, 0.50% per annum, and (v) $32,501 Class D Fifth Priority Secured Floating Rate Notes Due 2036, or the Class D Notes, which bear interest at LIBOR plus 2.80% per annum plus, on and after the October 2025 payment date, 0.50% per annum. In addition, the Issuer further issued two classes of notes, or together with the Offered Notes, the 2019-FL1 Notes, (i) $9,590 Class E Sixth Priority Floating Rate Notes Due 2036, or the Class E Notes, which bear interest at LIBOR plus 4.50% per annum plus, on and after the January 2022 payment date, 0.50% per annum, and (ii) $11,188 Class F Seventh Priority Floating Rate Notes Due 2036, or the Class F Notes, which bear interest at

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

LIBOR plus 6.00% per annum plus, on and after the January 2022 payment date, 0.50% per annum. In addition, concurrently with the issuance of the 2019-FL1 Notes, the Issuer issued 45,288 Preferred Shares, par value $0.001 per share, and with an aggregate liquidation preference equal to $1,000 per share, or the Preferred Shares. The 2019-FL1 Notes will mature at par on the December 2036 payment date (December 18, 2036 when calculated using the current U.S. federal holidays), unless redeemed or repaid prior thereto. The Company serves as the collateral manager for the Issuer.

The CLO Issuers issued or co-issued the 2019-FL1Notes, as applicable, pursuant to the terms of an Indenture, dated as of December 5, 2019, or the Indenture, by and among the CLO Issuers, the Company, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo, as note administrator and custodian.

FS Rialto 2019-FL1 Holder, LLC, which is an indirect wholly-owned subsidiary of the Company and a direct wholly-owned subsidiary of the Sub-REIT, acquired 100% of the Class D Notes, the Class E Notes, the Class F Notes and the Preferred Shares upon issuance.

The Offered Notes are limited recourse obligations of the Issuer and non-recourse obligations of the Co-Issuer payable solely from collateral interests acquired by the Issuer and pledged under the Indenture. To the extent the collateral is insufficient to make payments in respect of the Offered Notes, none of the Issuer, the Co-Issuer, any of their respective affiliates nor any other person will have any obligation to pay any further amounts in respect of the Offered Notes. The Class E Notes and the Class F Notes are not secured.

As of December 31, 2019, the 2019-FL1 Notes were collateralized by a pool of interests in 23 commercial real estate loans having a total principal balance of $385,485.

The Company incurred $5,568 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of December 31, 2019, $5,483 had yet to be amortized to interest expense.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of December 31, 2019 is $150,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The Company incurred $1,345 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2019, $245 had yet to be amortized to interest expense. The WF-1 Facility includes a non-utilization fee.

In connection with the WF-1 Repurchase Agreement, the Company also entered into a guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees WF-1’s obligations under the WF-1 Repurchase Agreement subject to the limitations specified therein.

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) the sum of $37,500 plus 75% of all equity capital raised by it from and after the closing date and (B) 75% of the then-current maximum facility size; (ii) to maintain, commencing on September 30, 2018, an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of December 31, 2019, the Company was in compliance with these covenants.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of December 31, 2019 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

GS-1 remains exposed to the credit risk of each asset sold to Goldman Sachs under the GS-1 Facility, because GS-1 must repurchase each asset on a date mutually agreed by the parties at the time of its sale to Goldman Sachs, and in any event no later than such asset’s maturity date. The Company has accounted for these transactions as secured borrowings.

The initial availability period of the GS-1 Facility (during which financing under the GS-1 Facility was available for acquisition and origination of new assets) was two years. On February 18, 2020, the GS-1 Repurchase Agreement was amended to extend the availability period to January 26, 2021. GS-1 may extend the availability period for an additional one-year term extensions, so long as certain conditions are met. After the end of the availability period, GS-1 may exercise an option to commence a one-year amortization period, so long as certain conditions are met. During the amortization period, certain changes to the terms of the GS-1 Facility would apply, including an increase to the rate charged on each asset financed under the GS-1 Facility.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than $37,500 plus 75% of all equity capital raised by the Company from and after the closing date; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of December 31, 2019, the Company was in compliance with these covenants.

The Company incurred $1,279 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2019, $72 had yet to be amortized to interest expense.

CNB Facility

On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The initial maximum committed facility amount under the CNB Facility is $10,000. This amount, with the consent of CNB, may be increased to $25,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company. On March 23, 2020, the CNB Facility was amended to, amount other things, (i) increase the maximum amount of financing available from $10,000 to $15,000.and (ii) increase the minimum net asest value the Company is required to maintain from $85,000 to $100,000.

Borrowings under the CNB Facility accrue interest at a rate equal to LIBOR plus a spread of 2.25% per annum, and borrowed amounts must be repaid no later than 180 days after the funding date of such borrowing. In addition, the borrowers pay a non-utilization fee quarterly in arrears in an amount equal to 0.375% per annum on the daily unused portion of the maximum facility amount. The term of the CNB Facility is two years. At the request of the Company, CNB may grant extensions of the facility termination date, so long as certain conditions are met.

The Company incurred $204 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2019, $183 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $10,174 for the period from November 7, 2016 (Inception) to December 31, 2019. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

The Company will reimburse FS Real Estate Advisor for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of the gross proceeds from its public offering in excess of $250,000. As of December 31, 2019, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

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

The following table describes the fees and expenses accrued under the advisory agreement during the years ended December 31, 2019, 2018 and 2017:

			Year Ended December 31,
Related Party	Source Agreement	Description	2019	2018	2017
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$752	$70	—
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$152	$44	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$2,512	$1,885	$203

(1)

During the years ended December 31, 2019, 2018 and 2017, $476, $23 and $0, respectively, in base management fees were paid to FS Real Estate Advisor. As of December 31, 2019, $323 in base management fees were payable to FS Real Estate Advisor.

(2)

During the years ended December 31, 2019, 2018 and 2017, $176, $20 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2019, $0 in performance fees were payable to FS Real Estate Advisor.

(3)

During the years ended December 31, 2019, 2018 and 2017, $2,284, $1,826 and $196, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2019 and 2018, the Company accrued $6,290 and $912, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

FS Real Estate Advisor and Rialto each have agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ending March 31, 2020. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the Expense Limitation Agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the Expense Limitation Agreement.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2019, the Company accrued $4,760 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,948 in reimbursements for the year ended December 31, 2019. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2019, the Company received $4,260 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2019, the Company had $500 of reimbursements due from FS Real Estate Advisor and Rialto.

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

Following the sale of Rialto in November 2018, RI remained a wholly-owned subsidiary of Lennar Corporation and no longer has any affiliation with Rialto or the Company other than its ownership of the Company’s Class F shares. On October 25, 2019, the Company’s board of directors approved the termination of RI’s remaining commitment to purchase Class F shares and agreed that the Company may repurchase up to approximately $17,000 of RI’s Class F Shares, in its discretion and in one or more repurchases, outside the Company’s share repurchase plan at the most recently published NAV per Class F share at the time of any such repurchase. As of December 31, 2019, all of these shares were repurchased by the Company outside of the share repurchase plan at an average price of $24.95 per Class F share.

As of March 23, 2020, FS Investments (including its affiliates and designees) owned approximately $21,200 in Class F shares.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2016	8,000	—	—	—	—	—	—	8,000
Issuance of common stock	968,796	190,023	—	—	—	—	—	1,158,819
Reinvestment of distributions	12,005	1,091	—	—	—	—	—	13,096

Balance as of December 31, 2017	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	1,387,498	—	123,923	3,752	60,774	421,104	127,882	2,124,933
Reinvestment of distributions	95,565	1,899	658	21	160	867	644	99,814
Redemptions of common stock	—	—	—	—	—	(3,979)	—	(3,979)

Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	842,857	1,347,145	258,386	946,244	1,091,101	4,485,733
Reinvestment of distributions	86,990	—	15,436	1,069	3,282	9,624	11,978	128,379
Redemptions of common stock	(1,083,699)	(51,897)	(1,038)	(400)	—	(16,042)	(1,245)	(1,154,321)

Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2016	$200	$—	$—	$—	$—	$—	$—	$200
Issuance of common stock	24,240	4,758	—	—	—	—	—	28,998
Reinvestment of distributions	301	27	—	—	—	—	—	328

Balance as of December 31, 2017	24,741	4,785	—	—	—	—	—	29,526
Issuance of common stock	34,175	—	3,104	94	1,522	10,581	3,151	52,627
Reinvestment of distributions	2,353	47	16	1	4	22	16	2,459
Redemptions of common stock	—	—	—	—	—	(100)	—	(100)
Accrued stockholder servicing fees(1)	—	—	(133)	(4)	(19)	(767)	—	(923)

Balance as of December 31, 2018	61,269	4,832	2,987	91	1,507	9,736	3,167	83,589
Issuance of common stock	—	—	21,192	34,180	6,506	23,880	26,935	112,693
Reinvestment of distributions	2,160	—	389	27	83	241	296	3,196
Redemptions of common stock	(27,010)	(1,284)	(26)	(10)	—	(405)	(31)	(28,766)
Accrued stockholder servicing fees(1)	—	—	(926)	(2,859)	(81)	(1,695)	—	(5,561)

Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151

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

Status of Offerings

As of March 23, 2020, the Company has issued 11,799,349 shares of common stock (consisting of 2,563,478 shares of Class F common stock, 193,013 shares of Class Y common stock, 1,191,429 shares of Class T common stock, 3,869,896 shares of Class S common stock, 482,754 shares of Class D common stock,

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

1,742,497 shares of Class M common stock and 1,756,281 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $297,439.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 1,154,321, 3,979 and 0, respectively, of shares of common stock representing a total of $28,766, $100 and $0, respectively. The Company had no unfulfilled repurchase requests during the year ended December 31, 2019.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors that the Company’s board of directors deems relevant.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2019:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2019	$0.1510	$0.1510	$0.1073	$0.1073	$0.1188	$0.1188	$0.1250
February 27, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
March 28, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
April 29, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
May 30, 2019	0.1510	0.1510	0.1073	0.1073	0.1188	0.1188	0.1250
June 27, 2019	0.1560	0.1560	0.1123	0.1123	0.1238	0.1238	0.1300
July 30, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 31, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
September 27, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
October 30, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
November 27, 2019	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
December 30, 2019(1)	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$1.8770	$1.8770	$1.3526	$1.3526	$1.4906	$1.4906	$1.5650

(1)	Distribution was paid on January 2, 2020.

The following table reflects the cash distributions that the Company has paid on its common stock during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Distributions:
Paid or payable in cash	$5,156	$1,488	$79
Reinvested in shares	3,196	2,459	328

Total distributions	$8,352	$3,947	$407

Source of distributions:
Cash flows from operating activities	$5,156	$1,488	$79
Reinvested via the distribution reinvestment plan	3,196	2,459	328
Offering proceeds	—	—	—

Total sources of distributions	$8,352	$3,947	$407

Net cash provided by operating activities(1)	$11,071	$5,198	$579

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. On November 14, 2019, the Company’s board of directors declared regular monthly cash distributions for January through March 2020 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

For federal income tax purposes, distributions to stockholders are characterized as either ordinary income, capital gain or non-taxable return of capital. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Ordinary income	100%	100%	53%
Non-taxable return of capital	—	—	47%
Capital gain	—	—	—

Total	100%	100%	100%

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$6,651	—	$6,651	—	$1,987	—	$1,987	—

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2019			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$78,155	$78,155	$78,155	$2,608	$2,608	$2,608
Loans receivable(1)	$406,645	$405,985	$407,283	$239,207	$238,979	$239,342
Financial Liabilities
Repurchase obligations	—	—	—	$158,248	$159,126	$159,126
Collateralized loan obligation(2)	$322,182	$327,665	$327,665	—	—	—

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.

(2)	Book value represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, repurchase obligations and the collateralized loan obligation are measured using unobservable inputs, or Level 3 inputs.

Note 9. Variable Interest Entities

The Company has financed a portion of its loans through the CLO, which is considered a VIE. The Company has a controlling financial interest in the CLO and, therefore, consolidates it on its balance sheet because the Company has both (i) the power to direct activities of the CLO that most significantly affect the CLO’s economic performance and (ii) the obligation to absorb losses and the right to receive benefits of the CLO that could potentially be significant to the CLO.

The following table details the assets and liabilities of the Company’s consolidated CLO:

December 31, 2019
Assets:
Restricted cash	$35,706
Loans receivable	385,408
Interest receivable	1,100
Other assets	5,241

Total assets	$427,455

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,483 and $0, respectively)	$322,182
Interest payable	764

Total liabilities	$322,946

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Variable Interest Entities (continued)

Assets held by the VIE are restricted and can be used only to settle obligations of the VIE. The liabilities are non-recourse to the Company and can only be satisfied from the assets of the VIE.

Note 10. Commitments and Contingencies

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

Note 11. Summary of Quarterly Results

The following are the quarterly results of operations for the years ended December 31, 2019 and 2018, respectively. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net interest income	$3,633	$3,277	$2,617	$2,410
Net other expenses	974	769	593	487

Net income	$2,659	$2,508	$2,024	$1,923

Per share information-basic and diluted
Net income per share of common stock	$0.43	$0.47	$0.45	$0.51

Weighted average common stock outstanding	6,166,972	5,355,898	4,538,627	3,789,218

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Summary of Quarterly Results (continued)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2019	March 31, 2019
Net interest income	$1,894	$1,724	$901	$417
Net other expenses	354	311	165	115

Net income	$1,540	$1,413	$736	$302

Per share information-basic and diluted
Net income per share of common stock	$0.51	$0.55	$0.41	$0.24

Weighted average common stock outstanding	3,026,364	2,551,864	1,780,663	1,256,174

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 12. Subsequent Events

The following is a discussion of material events that have occurred subsequent to December 31, 2019 through the issuance of the consolidated financial statements.

Class F Share Repurchase

On February 14, 2020, the Company repurchased approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.9546 per share. Following such repurchase, FS Investments and its affiliates owned approximately $21,200 in Class F shares. In addition, FS Investments’ existing commitment to purchase up to approximately $21,000 in Class F shares will continue until November 1, 2020.

Board of Directors

On March 10, 2020, Richard W. Vague resigned from his role as a director and audit committee member of the Company in order to pursue other opportunities.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events (continued)

Coronavirus Outbreak

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Due to the fact the Company’s investments are secured entirely by properties located in the United States, the coronavirus will impact the Company’s investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, negatively impacts the ability to obtain necessary goods and services or provide adequate staffing, limits hours or necessitates the closure of such properties or results in an economic downturn and corporate bankruptcies. The extent to which the coronavirus impacts the Company’s investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. At this time, the Company is unable to estimate the impact of this event on its investments and operations.

FS Credit Real Estate Income Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2019

(in thousands)

Loan Type	Description	Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loan(3)(4)	Mixed Use	New York, NY	L+3.75%	4/9/2024	I/O	$—	$38,000	$37,992
Senior loan(3)(4)	Office	Memphis, TN	L+4.25%	10/9/2022	I/O	—	29,250	29,360
Senior loan(3)(4)	Office	New York, NY	L+3.75%	5/9/2021	I/O	—	30,000	29,997
Senior loan(3)(4)	Hospitality	Davis, CA	L+5.35%	7/9/2024	I/O	—	28,500	28,516
Senior loan(3)(4)	Mixed Use	Philadelphia, PA	L+5.00%	8/15/2024	I/O	—	24,250	24,270
Senior loan(3)(4)	Industrial	Bordentown, NJ	L+3.95%	3/9/2024	I/O	—	14,300	14,329
Senior loan(3)(4)	Hospitality	Gaithersburg, MD	L+5.25%	8/9/2023	I/O	—	15,530	15,575
Senior loan(3)(4)	Office	Katy, TX	L+4.00%	12/9/2024	I/O	—	18,500	18,505
Senior loan(3)(4)	Office	Austin, TX	L+4.25%	4/9/2023	I/O	—	18,962	19,051
Senior loan(3)(4)	Multifamily	Jersey City, NJ	L+3.00%	12/19/2023	I/O	—	20,500	20,480
Senior loan(3)(4)	Multifamily	East Orange, NJ	L+4.65%	5/1/2023	I/O	—	19,800	19,851
Senior loan(3)(4)	Office	Landover, MD	L+4.85%	12/9/2022	I/O	—	14,212	14,272
Senior loan(3)(4)	Mixed Use	Oakland, CA	L+4.50%	11/9/2024	I/O	—	14,565	14,571
Senior loan(4)	Multifamily	Jacksonville, FL	L+4.25%	7/9/2023	I/O	—	9,691	9,723
Senior loan(3)(4)	Industrial	Fayetteville, NC	L+3.50%	8/9/2023	I/O	—	15,661	15,690
Senior loan(3)(4)	Multifamily	Las Vegas, NV	L+4.00%	3/9/2023	I/O	—	12,633	12,671
Senior loan(3)(4)	Multifamily	Seattle, WA	L+3.80%	11/9/2022	I/O	—	12,400	12,431
Senior loan(4)	Office	Indianapolis, IN	L+3.75%	8/9/2024	I/O	—	9,968	9,966
Senior loan(4)	Retail	Holly Springs, GA	L+4.00%	11/9/2024	I/O	—	11,500	11,496
Senior loan(4)	Hospitality	Las Vegas, NV	L+4.50%	3/7/2022	I/O	—	12,050	12,130
Senior loan(4)	Retail	Miami, FL	L+4.00%	6/9/2023	I/O	—	12,000	12,026
Senior loan(4)	Retail	Miami, FL	L+4.50%	6/9/2023	I/O	—	11,000	11,023
Senior loan(4)	Retail	Miami, FL	L+4.25%	6/9/2023	I/O	—	6,750	6,765
Senior loan(4)	Multifamily	New York, NY	L+3.75%	4/9/2024	I/O	—	5,963	5,955

						$—	$405,985	$406,645

(1)	Maximum maturity assumes all extension options are exercised by the borrower.

(2)	I/O = interest only.

(3)	Loan is in excess of 3% of the carrying amount of total loans.

(4)	Loan is not delinquent with respect to principal or interest.

The following table reconciles mortgage loans on real estate for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Balance at beginning of period	$239,207	$49,929
Additions during period:
Loan fundings	199,128	191,437
Amortization of deferred fees and expenses on loans	689	296
Deductions during period:
Collections of principal	(32,249)	(2,455)
Receipt of fees on loans	(130)	—

Balance at end of period	$406,645	$239,207

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.

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

As of December 31, 2019, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

CNB Facility Amendment

On March 23, 2020, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, as borrowers, entered into a Second Amendment to Loan and Security Agreement with City National Bank, as administrative agent and lender, which amended the CNB Facility, to, among other things, (i) increase the maximum amount of financing available from $10,000 to $15,000 and (ii) increase the minimum net asset value the Company is required to maintain from $85,000 to $100,000.

The foregoing description of the Second Amendment to Loan and Security Agreement is a summary only and is qualified in all respects by the agreement attached hereto as Exhibit 10.27 and is incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

NAME	AGE	POSITION HELD
Michael C. Forman	58	Chairman, President and Chief Executive Officer
Edward T. Gallivan, Jr.	57	Chief Financial Officer
Stephen S. Sypherd	43	Vice President, Treasurer and Secretary
James Volk	57	Chief Compliance Officer
David J. Adelman	47	Director
Jeffrey Krasnoff	64	Director
Terence J. Connors	65	Independent Director
John A. Fry	59	Independent Director
Jack A. Markell	59	Independent Director
Karen D. Buchholz(1)	53	Independent Director

(1)	Karen Dougherty Buchholz was appointed to the board of directors on January 9, 2020.

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

James Volk has served as our chief compliance officer since February 2017. Mr. Volk also serves as the chief compliance officer of each of the other funds sponsored by FS Investments. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk worked at SEI Investments from February 1996 to October 2014, including serving as the chief compliance officer, chief accounting officer and head of traditional fund operations at the Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers LLP. Mr. Volk received his B.S. in Accounting from the University of Delaware.

David J. Adelman has been a member of our board since February 2018. Until April 2018, Mr. Adelman also served as the vice-chairman of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Global Credit Opportunities Fund, the FSGCOF Feeder Funds, FS Investment Corporation III, FS Investment Corporation IV and their respective investment advisers, and presided in such roles since each entity’s inception. Mr. Adelman has significant managerial and investment experience and has served as the president and chief executive officer of Philadelphia based Campus Apartments, Inc. (“Campus Apartments”) since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte. Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as president and chief executive officer of Campus Apartments, Mr. Adelman has served as the chief executive officer of Campus Technologies, Inc. since 2001, the vice-chairman of University City District board of directors since 1997, board member of Actua Corporation (formerly known as ICG Group, Inc.) since June 2011, board member of Wheels Up since May 2013 and a member of the National Multifamily Council and the Young Presidents’ Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute’s Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded FS Investments with Mr. Forman. Mr. Adelman received his B.A. in Political Science from The Ohio State University.

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

Terence J. Connors has been a member of our board since July 2017. Mr. Connors brings to the board nearly 40 years of public accounting experience. Mr. Connors retired in September 2015 from KPMG LLP, where he served as Professional Practice Partner, SEC Reviewing Partner and as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Prior to joining KPMG in 2002, he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. Mr. Connors currently serves as a director and audit committee chairman of both Suburban Propane Partners L.P. (NYSE) and AdaptHealth Corp. (NASDAQ) and previously served as a director and audit committee chairman of Cardone Industries, Inc. Mr. Connors also serves as a trustee of St. Joseph’s Preparatory School in Philadelphia and he also previously served as Chairman and President of the Philadelphia Chapter of the National Association of Corporate Directors (NACD). Mr. Connors received his B.S. in Accounting from LaSalle University.

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

Karen Dougherty Buchholz has been a member of our board since January 2020. Ms. Buchholz is Senior Vice President of Administration and Chief Diversity Officer at Comcast Corporation where she has a wide array of corporate development responsibilities, including corporate real estate, facilities, aviation, diversity, political affairs, corporate services, business continuity, travel, security and sustainability. She was the executive in charge of the development of Comcast’s new Technology Center, a $1.5 billion, 60-story tower adjacent to Comcast’s corporate headquarters, the Comcast Center. Ms. Buchholz also previously oversaw the development of Comcast Center, a $750 million, 56-story tower from 2005 through 2008. Prior to Comcast, in 1997, then-Mayor Edward G. Rendell appointed Ms. Buchholz as President of Philadelphia 2000, the organization that brought the 2000 Republican National Convention to Philadelphia and served as the City’s official Host Committee. Ms. Buchholz served as Sales Executive for Comcast-Spectacor from 1993 to 1997 to develop corporate sponsorships for what is now called the Wells Fargo Center, a 20,000-seat arena and home to the Comcast-owned Philadelphia Flyers and the Philadelphia 76ers. In 1991, Ms. Buchholz led the development of the Pyramid Club at the top of the Mellon Bank Center for Club Corporation of America. Ms. Buchholz currently serves on WSFS Financial Corporation and Wilmington Savings Fund Society, FSB Board of Directors. She also serves on the boards of many civic and charitable organizations, including: Board of Trustees, Drexel University; Global Board of Directors, Women in Cable Telecommunications, and Board of Directors, Museum of the American Revolution. Ms. Buchholz received her B.A. in Political Science from Dickinson College and a M.S. from the University of Pennsylvania.

Our board of directors has determined that Ms. Buchholz should serve as a director in light of her leadership and business experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2019 because we do not have a class of securities registered pursuant to Section 12 of the Exchange Act.

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

Audit Committee

Our board of directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent and internal accountants (including compensation therefor), overseeing the integrity and audits of our financial statements reviewing the independence and performance of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Terence J. Connors and John A. Fry, both of whom are “independent directors” as defined by our charter. Terence J. Connors serves as the chairman of the audit committee. Our board of directors has determined that Terence J. Connors is an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Directors

Each of our directors who does not serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto is entitled to receive annual retainer fees, fees for participating in board and committee meetings and annual fees for serving as a committee chairperson, determined based on our NAV as of the end of each fiscal quarter. We do not pay compensation to our directors who also serve in an executive officer capacity for us, FS Real Estate Advisor or Rialto. The following director compensation table sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2019 (in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Terence J. Connors	$—	$27	$—	$—	$—	$—	$27
John A. Fry	—	22	—	—	—	—	22
Jack A. Markell	—	18	—	—	—	—	18
Richard Vague(2)	—	18	—	—	—	—	18

Total	$—	$85	$—	$—	$—	$—	$85

(1)

In February 2020, we granted 779 restricted shares of our restricted Class I common stock to our independent directors pursuant to our independent director restricted share plan. The grant date fair value of the stock was $24.67 per share.

(2)	Richard Vague resigned from the Board in March 2020.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 23, 2020, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 23, 2020, there were a total of 10,025,828 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. Except as noted below, to our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security. The address for each of the persons named below is in care of our principal executive offices at 201 Rouse Boulevard, Philadelphia, PA 19112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Shares
Directors and Executive Officers
Michael C. Forman	8,072	*
Edward T. Gallivan, Jr.	—	—
Stephen S. Sypherd	12,554	*
James Volk	—	—
David J. Adelman	12,859	*
Jeffrey Krasnoff	—	—
Terence J. Connors	4,847	*
John A. Fry	2,027	*
Jack A. Markell	4,594	*
Karen D. Buchholz	—	—

All directors and executive officers as a group	44,953	*

*	Less than one percent.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our charter and committee charters require a majority of the members of our board, all members of our audit committee, and a majority of the members of any other committee established by our board, to be “independent directors” in accordance with the criteria in our charter, bylaws, the applicable rules of the SEC. As required by the NASAA REIT Guidelines, our charter provides that an independent director means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our adviser by virtue of (i) ownership of an interest in our sponsor, our adviser or any of their affiliates, (ii) employment by our sponsor, our adviser or any of their affiliates, (iii) service as an officer or director of our sponsor, our adviser or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs organized by our sponsor or advised by our adviser or (vi) maintenance of a material business or professional relationship our sponsor, our adviser or any of their affiliates. Based upon its review, our board has affirmatively determined that each of Messrs. Connors, Fry, and Markell and Ms. Buchholz are “independent directors” under all applicable standards for independence, including with respect to committee service on our audit committee.

Certain Transactions with Related Persons

The following describes all transactions during the fiscal year ended December 31, 2019 and currently proposed transactions involving us, our directors, our adviser, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.

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

Limitations on Reimbursement. Notwithstanding the foregoing, commencing with the later of the fourth fiscal quarter after we have commenced material operations or the effective date of our public offering, to the extent that our total operating expenses in any four consecutive fiscal quarters exceed the 2%/25% limitation set forth in our charter we will not reimburse our adviser or the sub-adviser unless our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or we will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. Each such determination will be recorded in the minutes of a meeting of our board of directors. As of December 31, 2019, we were in compliance with the 2%/25% limitation set forth in our charter.

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

Class D, Class M, Class I, Class F and Class Y Shares. No selling commissions or dealer manager fees are to be paid with respect to Class D, Class M, Class I, Class F and Class Y shares sold in our public offering.

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

The stockholder servicing fees are paid monthly in arrears. The dealer manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such broker-dealers and financial institutions, and waives stockholder servicing fees to the extent a broker-dealer or financial institutions is not eligible to receive it for failure to provide such services. Because stockholder servicing fees with respect to Class T, Class S, Class D and Class M shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV or, alternatively, the distributions payable with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying stockholder servicing fees with respect to each Class T, Class S, Class M and Class D share held in a stockholder’s account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would exceed 8.75%, 8.75%, 7.25% and 1.25%, respectively, (or a lower limit for shares sold by certain participating broker-dealers) of the gross proceeds from the sale of shares in such account. We refer to these amounts as the sales charge cap. In the case where there is a limit lower than 8.75%, 7.25% or 1.25%, as applicable, the agreement between our dealer manager and the participating broker-dealer of record in effect at the time such shares were first issued to such account sets forth the lower limit and our dealer manager adviser our transfer agent of the lower limit in writing.

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

Fees and Expenses for Other Services

During the fiscal year ended December 31, 2019, there were no fees paid to affiliates of our adviser for other services. See Note 6 to our consolidated financial statements included herein for additional information regarding fees payable (incurred) to our adviser as of December 31, 2019.

Fees and Reimbursements Paid to Our Adviser, Sub-Adviser, and Dealer Manager

The following table sets forth the fees and expenses paid or payable (incurred) to our adviser, sub-adviser, and dealer manager related to the year ended December 31, 2019, and the amount payable at December 31, 2019, regardless of when incurred.

	Year Ended December 31, 2019	Payable at December 31, 2019
Selling commissions(1)	$735	$—
Dealer manager fees(1)	$99	$—
Stockholder servicing fees(2)	$228	$51
Other compensation – dealer manager	$—	$—
Reimbursement of organization and offering expenses	$—	$—
Base management fee	$752	$323
Performance fee	$152	$—
Origination fee(3)	$1,760	$—
Reimbursement of organization and offering expenses	$—	$—
Reimbursement of operating expenses	$—	$—

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

Independent Auditors

During the year ended December 31, 2019, Ernst & Young, LLP served as our independent registered public accounting firm. Ernst & Young, LLP has served as our independent registered public accounting firm since our formation. Effective as of March 11, 2019, the audit committee engaged Ernst & Young, LLP as our independent auditors to audit our financial statements for the year ended December 31, 2020. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to us for services performed for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm, Ernst & Young, LLP:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit fees	$312,500	$260,700
Audit-related fees	11,000	10,000
Tax fees	107,250	45,250
All other fees	—	—

Total	$430,750	$315,950

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

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 were pre-approved by the audit committee of our board, which concluded that the provision of such services by Ernst & Young, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	90

(3)	See b. below.

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

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019 (file number 333-216037)).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037)).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037)).

10.3	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.4	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.5	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.6	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017 (file number 333-216037)).

10.7	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037)).

10.8	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037)).

10.9	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.10	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.11	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.12	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.13	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.14	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.15	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.16	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018 (file number 333-216037)).

10.17	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018 (file number 333-216037)).

10.18	Amendment No. 3 to Master Repurchase and Securities Contract dated as of November 30, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019 (file number 333-216037)).

10.19	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019 (file number 333-216037)).

10.20	Amendment No. 4 to Master Repurchase and Securities Contract dated as of August 1, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 6, 2019 (file number 333-216037)).

10.21	Loan and Security Agreement dated as of August 22, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 23, 2019 (file number 333-216037)).

10.22	Amendment No. 5 to Master Repurchase and Securities Contract dated as of August 29, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 29, 2019 (file number 333-216037)).

10.23	Indenture dated as of December 5, 2019 among FS Rialto 2019-FL1 Issuer, Ltd., FS Rialto 2019-FL1 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 11, 2019 (file number 333-216037)).

10.24*	First Amendment to Loan and Security Agreement dated as of December 4, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank.

10.25*	Third Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 19, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

10.26*	Fourth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

10.27*	Second Amendment to Loan and Security Agreement, dated as of March 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC and City National Bank.

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2020	/s/ MICHAEL C. FORMAN
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

Date: March 27, 2020	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2020	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 27, 2020	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date: March 27, 2020	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 27, 2020	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 27, 2020	/s/ JOHN A. FRY
John A. Fry Director

Date: March 27, 2020	/s/ JACK A. MARKELL
Jack A. Markell Director

Date: March 27, 2020	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

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