Form 10-Q
period 2020-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2020-05-15
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-56163

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

As of May 10, 2020 there were 893,158 outstanding shares of Class F common stock, 141,116 outstanding shares of Class Y common stock, 1,222,424 outstanding shares of Class T common stock, 4,069,516 outstanding shares of Class S common stock, 528,122 outstanding shares of Class D common stock, 1,733,135 outstanding shares of Class M common stock and 1,752,414 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$35,106	$40,214
Restricted cash	21,550	37,941
Loans receivable	614,223	406,645
Mortgage-backed securities, at fair value	14,780	6,651
Reimbursement due from sponsor	—	500
Interest receivable	2,054	1,070
Deferred financing costs	190	500
Other assets	5	5,259

Total assets(1)	$687,908	$498,780

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,280 and $5,483, respectively)	$322,385	$322,182
Repurchase agreements payable (net of deferred financing costs of $900 and $0, respectively)	103,990	—
Credit facility payable	6,000	—
Due to related party	11,891	6,290
Interest payable	462	773
Payable for shares repurchased	4,532	62
Other liabilities	4,343	3,686

Total liabilities(1)	453,603	332,993

Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 891,031 and 1,475,155 issued and outstanding, respectively	9	15
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 141,116 and 141,116 issued and outstanding, respectively	1	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,188,342 and 981,836 issued and outstanding, respectively	12	10
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 3,794,037 and 1,351,587 issued and outstanding, respectively	38	14
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 482,083 and 322,602 issued and outstanding, respectively	5	3
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,638,288 and 1,357,818 issued and outstanding, respectively	16	14
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 1,727,710 and 1,230,360 issued and outstanding, respectively	17	12
Additional paid-in capital	235,319	165,082
Accumulated other comprehensive income (loss)	(1,855)	17
Retained earnings	743	619

Total stockholders’ equity	234,305	165,787

Total liabilities and stockholders’ equity	$687,908	$498,780

(1)

The March 31, 2020 and December 31, 2019 consolidated balance sheets include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to the Company. As of March 31, 2020 and December 31, 2019, assets of the VIE totaled $431,028 and $427,455, respectively, and liabilities of the VIE totaled $322,692 and $322,946, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net interest income
Interest income	$8,128	$4,558
Less: Interest expense	(3,207)	(2,148)

Net interest income	4,921	2,410

Other expenses
Management and performance fees	595	132
General and administrative expenses	718	892
Less: Expense limitation	—	(537)

Net other expenses	1,313	487

Net income	3,608	1,923
Preferred stock dividends	(3)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$3,605	$1,923

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.40	$0.51

Weighted average common stock outstanding	8,977,762	3,789,218

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$3,608	$1,923
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities	(1,872)	11

Total other comprehensive income (loss)	(1,872)	11

Comprehensive income	$1,736	$1,934

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended March 31, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	25	2	3	5	94,698	—	—	94,735
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(3,481)	(3,481)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,105	—	—	1,105
Redemptions of common stock	(6)	—	—	(1)	—	(1)	—	(19,878)	—	—	(19,886)
Stockholder servicing fees	—	—	—	—	—	—	—	(5,813)	—	—	(5,813)
Net income	—	—	—	—	—	—	—	—	—	3,608	3,608
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,872)	—	(1,872)

Balance as of March 31, 2020	$9	$1	$12	$38	$5	$16	$17	$235,319	$(1,855)	$743	$234,305

Three Months Ended March 31, 2019
Balance as of December 31, 2018	$25	$2	$1	$—	$1	$4	$1	$83,555	$(10)	$(143)	$83,436
Common stock issued	—	—	2	—	—	2	2	14,475	—	—	14,481
Distributions declared	—	—	—	—	—	—	—	—	—	(1,601)	(1,601)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	740	—	—	740
Redemptions of common stock	—	—	—	—	—	—	—	(125)	—	—	(125)
Stockholder servicing fees	—	—	—	—	—	—	—	(608)	—	—	(608)
Net income	—	—	—	—	—	—	—	—	—	1,923	1,923
Other comprehensive income	—	—	—	—	—	—	—	—	11	—	11

Balance as of March 31, 2019	$25	$2	$3	$—	$1	$6	$3	$98,037	$1	$179	$98,257

See notes to unaudited consolidated financial statements

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$3,608	$1,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(199)	(120)
Amortization of deferred financing costs	550	232
Changes in assets and liabilities
Reimbursement due from sponsor	500	171
Interest receivable	(984)	(91)
Other assets	5,254	18
Due to related party	5,601	588
Interest payable	(311)	28
Other liabilities	(5,142)	(251)

Net cash provided by (used in) operating activities	8,877	2,498

Cash flows used in investing activities
Origination and fundings of loans receivable	(207,466)	(15,574)
Principal collections from loans receivable	87	9,500
Purchases of mortgage-backed securities	(25,555)	(274)
Principal repayments of mortgage-backed securities	15,554	361

Net cash used in investing activities	(217,380)	(5,987)

Cash flows from financing activities
Issuance of common stock	94,735	14,481
Redemptions of common stock	(15,416)	(225)
Stockholder distributions paid	(2,181)	(811)
Stockholder servicing fees	(212)	(20)
Borrowings under repurchase agreements	104,890	9,295
Repayments under repurchase agreements	—	(17,725)
Borrowings under credit facility	6,000	—
Payment of deferred financing costs	(937)	(33)
Proceeds from issuance of preferred stock	125	—

Net cash provided by (used in) financing activities	187,004	4,962

Total increase (decrease) in cash, cash equivalents and restricted cash	(21,499)	1,473
Cash, cash equivalents and restricted cash at beginning of period	78,155	2,608

Cash, cash equivalents and restricted cash at end of period	$56,656	$4,081

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$2,968	$1,888

Accrued stockholder servicing fee	$5,601	$588

Distributions payable	$864	$307

Reinvestment of stockholder distributions	$1,105	$740

Payable for shares repurchased	$4,532	—

See notes to unaudited consolidated financial statements

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary, as of March 31, 2020. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation: Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC 810, provides guidance on the identification of a VIE (a variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of March 31, 2020 and December 31, 2019, the Company’s investment in overnight institutional money market funds was $54,188 and $75,560, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$35,106	$2,031
Restricted cash	21,550	2,050

Total cash, cash equivalents and restricted cash	$56,656	$4,081

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. FS Real Estate Advisor has agreed not to seek reimbursement of offering costs previously incurred until such time as it determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, the Company may reimburse FS Real Estate Advisor 0.75% of the gross proceeds raised in its continuous public offering. During the period from November 7, 2016 (Inception) to March 31, 2020, the Company incurred offering costs of $10,494, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to March 31, 2020, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instrument (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective date of ASU 2016-13 for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company, as a smaller reporting company, continues to evaluate the impact of this update on its unaudited consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)	December 31, 2019
Number of loans	33	24
Principal balance	$613,440	$405,985
Net book value	$614,223	$406,645
Unfunded loan commitments(1)	$55,914	$44,226
Weighted-average cash coupon(2)	L+4.17%	L+4.22%
Weighted-average all-in yield(2)	L+4.29%	L+4.39%
Weighted-average maximum maturity (years)(3)	4.0	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the three months ended March 31, 2020 and 2019, the activity in the Company’s loan portfolio was as follows:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$406,645	$239,207
Loan fundings	207,466	15,574
Loan repayments	(87)	(9,500)
Amortization of deferred fees on loans	199	120

Balance at end of period	$614,223	$245,401

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of March 31, 2020 and 2019:

	March 31, 2020 (Unaudited)		December 31, 2019
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$146,658	24%	$121,151	30%
Multifamily	127,418	21%	81,111	20%
Mixed Use	91,251	15%	76,833	19%
Hospitality	58,328	10%	56,221	14%
Retail	51,996	8%	41,310	10%
Industrial	118,887	19%	30,019	7%
Self Storage	19,685	3%	—	—

Total	$614,223	100%	$406,645	100%

	March 31, 2020 (Unaudited)		December 31, 2019
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$295,259	48%	$163,486	40%
Northeast	168,223	27%	152,874	38%
West	120,723	20%	80,319	20%
Midwest	10,333	2%	9,966	2%
Various	19,685	3%	—	—

Total	$614,223	100%	$406,645	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

As of March 31, 2020 and 2019, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of March 31, 2020 or December 31, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of March 31, 2020 and December 31, 2019. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of the Company’s investments in available-for-sale CMBS as of March 31, 2020 and December 31, 2019, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
March 31, 2020 (Unaudited)
CMBS	$16,634	$16,634	$—	$(1,854)	$14,780	2.60%	1.6
December 31, 2019
CMBS	$6,634	$6,634	$17	$—	$6,651	3.20%	1.7

(1)	Calculated using the one-month LIBOR rate of 0.99% and 1.80% as of March 31, 2020 and December 31, 2019, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2020 are discussed below.

	As of March 31, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%	$327,665	$—	December 18, 2036(2)
WF-1 Facility(3)	Repurchase	L+2.15% - 2.50%(4)	26,250	123,750	August 30, 2020
GS-1 Facility(5)	Repurchase	L+1.75% - 2.75%(6)	78,640	96,360	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%	6,000	9,000	August 23, 2021

Total			$438,555	$229,110

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(3)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $65,944 and $66,000, respectively.

(4)	FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range on an asset by asset basis.

(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $104,820 and $104,853, respectively.

(6)	FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range on an asset by asset basis.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%	$327,665	$—	December 18, 2036(2)
WF-1 Facility	Repurchase	L+2.15% - 2.50%(3)	—	150,000	August 30, 2020
GS-1 Facility	Repurchase	L+1.75% - 2.75%(4)	—	175,000	January 26, 2020
CNB Facility	Revolving Credit Facility	L+2.25%	—	10,000	August 23, 2021

Total			$327,665	$335,000

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(3)	WF-1 and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range on an asset by asset basis.

(4)	GS-1 and Goldman Sachs, may mutually agree on rates outside this range on an asset by asset basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $360,969 and 2.91%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $206,149 and 4.36%, respectively.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, the 2019-FL1 Notes were collateralized by a pool of interests in 24 commercial real estate loans having a total principal balance of $409,485.

The Company incurred $5,653 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of March 31, 2020, $5,280 had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of March 31, 2020 is $150,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The Company incurred $1,378 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2020, $196 had yet to be amortized to interest expense.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility, as seller, with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of March 31, 2020 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The initial availability period of the GS-1 Facility (during which financing under the GS-1 Facility was available for acquisition and origination of new assets) was two years. On February 18, 2020, the GS-1 Repurchase Agreement was amended to extend the availability period to January 26, 2021. GS-1 may extend the availability period for an additional one-year term, so long as certain conditions are met. After the end of the availability period, GS-1 may exercise an option to commence a one-year amortization period, so long as certain conditions are met. During the amortization period, certain changes to the terms of the GS-1 Facility would apply, including an increase to the rate charged on each asset financed under the GS-1 Facility.

The Company incurred $2,062 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2020, $704 had yet to be amortized to interest expense.

CNB Facility

On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The initial maximum committed facility amount under the CNB Facility was $10,000, subject to increase, with the consent of CNB to $25,000. On March 23, 2020, the CNB Facility was amended to, among other things, (i) increase the maximum committed amount of financing available

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

from $10,000 to $15,000, and (ii) increase the minimum net asset value the Company is required to maintain from $85,000 to $100,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.

The Company incurred $240 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2020, $190 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $10,737 for the period from November 7, 2016 (Inception) to March 31, 2020. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised thereafter. As of March 31, 2020, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

The following table describes the fees and expenses accrued under the advisory agreement during the three months ended March 31, 2020 and 2019:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2020	2019
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$595	$84
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	$48
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$228	$594

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

(1)

During the three months ended March 31, 2020 and 2019, $326 and $47, respectively, in base management fees were paid to FS Real Estate Advisor. As of March 31, 2020, $592 in base management fees were payable to FS Real Estate Advisor.

(2)

During the three months ended March 31, 2020 and 2019, $0 and $24, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2020, $0 in performance fees were payable to FS Real Estate Advisor.

(3)

During the three months ended March 31, 2020 and 2019, $200 and $553, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

Subject to the limitations described below, the Company pays FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•

with respect to the Company’s outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of its outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2020 and December 31, 2019, the Company accrued $11,891 and $6,290, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

FS Real Estate Advisor and Rialto each have agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended March 31, 2020. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2020, the Company accrued $4,760 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $0 in reimbursements for the three months ended March 31, 2020. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2020, the Company received $4,760 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2020, the Company had $0 of reimbursements due from FS Real Estate Advisor and Rialto.

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

On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

As of May 10, 2020, FS Investments (including its affiliates and designees) owned approximately $21,200 in Class F shares.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2020 and 2019:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	203,559	2,511,530	158,954	359,586	519,650	3,753,279
Reinvestment of distributions	6,919	—	7,773	11,072	1,858	7,711	8,433	43,766
Redemptions of common stock	(591,043)	—	(4,826)	(80,152)	(1,331)	(72,544)	(45,354)	(795,250)
Transfers in or out	—	—	—	—	—	(14,283)	14,621	338

Balance as of March 31, 2020	891,031	141,116	1,188,342	3,794,037	482,083	1,638,288	1,727,710	9,862,607

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	5,122	63,703	4,004	9,081	12,825	94,735
Reinvestment of distributions	173	—	197	282	48	196	209	1,105
Redemptions of common stock	(14,748)	—	(121)	(2,032)	(34)	(1,832)	(1,119)	(19,886)
Transfers in or out	—	—	—	—	—	(361)	361	—
Accrued stockholder servicing fees(1)	—	—	(231)	(5,029)	(50)	(503)	—	(5,813)

Balance as of March 31, 2020	$21,844	$3,548	$28,583	$88,353	$11,983	$38,338	$42,643	$235,292

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	164,314	—	19,498	231,628	163,707	579,147
Reinvestment of distributions	25,731	—	1,935	5	394	1,038	716	29,819
Redemptions of common stock	—	—	—	—	—	(4,968)	—	(4,968)

Balance as of March 31, 2019	2,497,595	193,013	290,830	3,778	80,826	645,690	292,949	4,004,681

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	4,120	—	489	5,833	4,039	14,481
Reinvestment of distributions	637	—	49	0	10	26	18	740
Redemptions of common stock	—	—	—	—	—	(125)	—	(125)
Accrued stockholder servicing fees(1)	—	—	(195)	(1)	(5)	(407)	—	(608)

Balance as of March 31, 2019	$61,906	$4,832	$6,961	$90	$2,001	$15,063	$7,224	$98,077

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

Status of Offerings

As of May 10, 2020, the Company has issued 12,491,191 shares of common stock (consisting of 2,568,102 shares of Class F common stock, 193,013 shares of Class Y common stock, 1,228,582 shares of Class T common stock, 4,230,221 shares of Class S common stock, 529,454 shares of Class D common stock, 1,870,881 shares of Class M common stock and 1,870,938 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $314,936.

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the three months ended March 31, 2020 and 2019, the Company repurchased 207,515 and 4,968, respectively, of shares of common stock under its share repurchase plan, representing a total of $5,219 and $125, respectively. The remaining redemption requests received during the three months ended March 31, 2020, totaling 94,167 shares, went unfulfilled as a result of the redemption requests during March 2020 hitting the monthly limitation of 2% of the Company’s aggregate NAV. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2019.

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

Preferred Stock

During the three months ended March 31, 2020, a subsidiary of the Company issued 125 shares of Series A preferred stock for proceeds of $125.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.0% per annum plus all accumulated and unpaid dividends thereon, and then to the holders of the Company’s common stock. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors that the Company’s board of directors deems relevant.

The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2020:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2020	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 27, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2020(1)	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$0.4830	$0.4830	$0.3519	$0.3519	$0.3864	$0.3864	$0.4050

(1)	Distribution was paid on April 1, 2020.

The following table reflects the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020	2019
Distributions:
Paid or payable in cash	$2,376	$861
Reinvested in shares	1,105	740

Total distributions	$3,481	$1,601

Source of distributions:
Cash flows from operating activities	$3,481	$1,601
Offering proceeds	—	—

Total sources of distributions	$3,481	$1,601

Net cash provided by operating activities(1)	$8,877	$2,498

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. On April 23, 2020, the Company’s board of directors authorized regular monthly cash distributions for April 2020 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350

The April 2020 distributions for each class of outstanding common stock were paid to stockholders of record as of April 29, 2020. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2020 (Unaudited)				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$14,780	—	$14,780	—	$6,651	—	$6,651	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2020 (Unaudited)			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$56,656	$56,656	$56,656	$78,155	$78,155	$78,155
Loans receivable(1)	$614,223	$613,440	$612,298	$406,645	$405,985	$407,283
Financial Liabilities
Repurchase obligations(2)	$103,990	$104,890	$104,890	—	—	—
Credit facility	$6,000	$6,000	$6,000	—	—	—
Collateralized loan obligation(2)	$322,385	$327,665	$327,665	$322,182	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.

(2)	Book value represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, repurchase obligations, credit facility obligations and the collateralized loan obligation are measured using unobservable inputs, or Level 3 inputs.

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

The following table details the assets and liabilities of the Company’s consolidated CLO as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Restricted cash	$19,257	$35,706
Loans receivable	410,358	385,408
Interest receivable	1,413	1,100
Other assets	—	5,241

Total assets	$431,028	$427,455

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,280 and $5,483, respectively)	$322,385	$322,182
Interest payable	307	764

Total liabilities	$322,692	$322,946

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

See Note 6 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments.

Note 11. Subsequent Events

The following is a discussion of material events that have occurred subsequent to March 31, 2020 through the issuance of the unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

Share Repurchases

In connection with the Company’s April 2020 repurchase period, the Company repurchased an aggregate of 198,093 shares of common stock representing a total of $4,919. This amount exceeded the monthly limit and, as such, 70,946 shares of common stock tendered for repurchase were unfulfilled.

Coronavirus Impact

The Company is closely monitoring the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it will impact its borrowers and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the coronavirus pandemic, the extent to which the coronavirus impacts the Company’s investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the severity of the coronavirus on the population, the impact of government stimulus programs, and the actions taken by government agencies to contain the coronavirus and eventually reopen the economy.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Loan fundings(1)	$207,466
Loan repayments	(87)

Total net fundings	$207,379

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)	December 31, 2019
Number of loans	33	24
Principal balance	$613,440	$405,985
Net book value	$614,223	$406,645
Unfunded loan commitments(1)	$55,914	$44,226
Weighted-average cash coupon(2)	L+4.17%	L+4.22%
Weighted-average all-in yield(2)	L+4.29%	L+4.39%
Weighted-average maximum maturity (years)(3)	4.0	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of March 31, 2020:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	2/27/2020	$58,377	$55,263	$55,264	L+3.15%	L+3.15%	3/9/2025	Various, SC	Industrial	72%
2 Senior Loan	4/9/2019	38,000	38,000	37,993	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
3 Senior Loan	9/14/2017	34,310	29,831	29,960	L+4.25%	L+4.49%	9/9/2022	Memphis, TN	Office	73%
4 Senior Loan	3/6/2020	31,000	31,000	30,969	L+4.00%	L+4.18%	3/9/2024	San Antonio, TX	Multifamily	69%
5 Senior Loan	3/5/2020	30,500	24,500	24,490	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
6 Senior Loan	4/20/2018	30,000	30,000	29,999	L+3.75%	L+3.75%	5/9/2021	New York, NY	Office	54%
7 Senior Loan	6/28/2019	28,500	28,500	28,528	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
8 Senior Loan	8/2/2019	24,250	24,250	24,291	L+5.00%	L+5.35%	8/15/2024	Philadelphia, PA	Mixed Use	72%
9 Senior Loan	2/19/2019	23,820	14,300	14,339	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
10 Senior Loan	7/18/2018	22,650	17,604	17,660	L+5.25%	L+5.43%	8/9/2023	Gaithersburg, MD	Hospitality	80%
11 Senior Loan	7/24/2019	21,500	18,500	18,528	L+4.00%	L+4.13%	12/9/2024	Katy, TX	Office	76%
12 Senior Loan	4/5/2018	21,000	18,962	19,066	L+4.00%	L+4.25%	4/9/2023	Austin, TX	Office	57%
13 Senior Loan	5/2/2018	20,650	20,190	20,250	L+3.66%	L+3.83%	5/1/2023	East Orange, NJ	Multifamily	77%
14 Senior Loan	12/19/2019	20,500	20,500	20,482	L+3.00%	L+3.04%	12/19/2023	Jersey City, NJ	Multifamily	47%
15 Senior Loan	2/27/2020	19,700	19,700	19,685	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
16 Senior Loan	12/6/2017	18,660	14,212	14,282	L+3.85%	L+4.02%	12/9/2022	Landover, MD	Office	67%
17 Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
18 Senior Loan	2/19/2020	18,000	14,400	14,385	L+3.50%	L+3.53%	3/9/2025	Los Angeles, CA	Mixed Use	71%
19 Senior Loan	10/22/2019	17,500	14,565	14,582	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
20 Senior Loan	2/10/2020	17,200	15,490	15,485	L+3.35%	L+3.36%	2/9/2025	El South Monte, CA	Industrial	66%
21 Senior Loan	6/29/2018	15,997	9,691	9,730	L+4.25%	L+4.44%	7/9/2023	Jacksonville, FL	Multifamily	68%
22 Senior Loan	7/26/2018	15,661	15,661	15,697	L+3.50%	L+3.68%	8/9/2023	Fayetteville, NC	Industrial	72%
23 Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.54%	12/5/2026	New York, NY	Multifamily	75%
24 Senior Loan	2/22/2018	13,400	12,633	12,678	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
25 Senior Loan	11/9/2018	12,400	12,400	12,440	L+3.80%	L+4.06%	11/9/2022	Seattle, WA	Multifamily	76%
26 Senior Loan	8/9/2019	12,350	10,329	10,333	L+3.75%	L+3.95%	8/9/2024	Indianapolis, IN	Office	71%
27 Senior Loan	11/15/2019	12,150	11,680	11,682	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
28 Senior Loan	3/7/2018	12,050	12,050	12,140	L+4.50%	L+4.87%	3/7/2022	Las Vegas, NV	Hospitality	71%
29 Senior Loan	6/11/2018	12,000	12,000	12,032	L+4.00%	L+4.18%	6/9/2023	Miami, FL	Retail	65%
30 Senior Loan	6/11/2018	11,000	11,000	11,029	L+4.50%	L+4.68%	6/9/2023	Miami, FL	Retail	78%
31 Senior Loan	2/19/2020	10,500	10,500	10,485	L+3.50%	L+3.50%	3/9/2025	Los Angeles, CA	Retail	71%
32 Senior Loan	6/11/2018	6,750	6,750	6,768	L+4.25%	L+4.43%	6/9/2023	Miami, FL	Retail	61%
33 Senior Loan	8/23/2019	5,877	5,877	5,869	L+3.75%	L+3.80%	4/9/2024	New York, NY	Multifamily	67%

Total/Weighted Average		$669,354	$613,440	$614,223	L+4.17%	L+4.29%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2020, and 2019 :

	Three Months Ended March 31,
	2020	2019
Net interest income
Interest income	$8,128	$4,558
Less: Interest expense	(3,207)	(2,148)

Net interest income	4,921	2,410

Other expenses
Management and performance fees	595	132
General and administrative expenses	718	892
Less: Expense limitation	—	(537)
Net other expenses	1,313	487

Net income	3,608	1,923
Preferred stock dividends	(3)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$3,605	$1,923

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable primarily to an increase in borrowings in order to support our investment activities.

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

FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended March 31, 2020. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2020, we accrued $4,760 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $0 in reimbursements for the three months ended March 31, 2020. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2020, we received $4,760 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2020, we had $0 of reimbursements due from FS Real Estate Advisor and Rialto.

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

We did not have any FFO or MFFO adjustments to net income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net income (GAAP)	$3,608	$1,923

Funds from operations	$3,608	$1,923

Modified funds from operations	$3,608	$1,923

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2020:

Components of NAV	March 31, 2020
Cash and cash equivalents	$35,106
Restricted cash	21,550
Loans receivable	614,223
Mortgage-backed securities	14,780
Other assets	2,247
Repurchase agreements payable, net of deferred financing costs	(103,990)
Credit facility payable	(6,000)
Collateralized loan obligation, net of deferred financing costs	(322,385)
Accrued servicing fees(1)	(102)
Other liabilities	(9,462)

Net asset value	$245,967

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2020:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,102	$3,459	$29,660	$95,410	$12,041	$41,022	$42,273	$245,967
Number of outstanding shares	891,031	141,116	1,188,342	3,794,037	482,083	1,638,288	1,727,710	9,862,607

NAV per share as of March 31, 2020	$24.8073	$24.5100	$24.9590	$25.1473	$24.9768	$25.0396	$24.4677

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2020:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2020
Total stockholders’ equity under GAAP	$234,305
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	234,180
Adjustments:
Accrued stockholder servicing fees(1)	11,787

Net asset value	$245,967

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

Liquidity and Capital Resources

As of March 31, 2020, we had $35,106 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2020, we had $229,110 in borrowings available under our financing arrangements, subject to certain limitations. As of March 31, 2020, we had unfunded loan commitments of $55,914. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we have raised $250,000 of gross proceeds in our public offering. Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that we have achieved economies of scale sufficient to ensure that we can bear a reasonable level of expenses in relation to our income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised thereafter.

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

COVID-19 Developments

The COVID-19 pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our borrowers. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our borrowers, its duration and magnitude, or the extent to which it will negatively impact our borrowers’ operating results or our own results of operations or financial condition. We expect that certain of our borrowers will continue to experience economic distress for the foreseeable future. The pandemic and the governmental response thereto may significantly limit our borrowers’ business operations and subject them to prolonged economic distress. These developments could result in a decrease in the value of our investments.

The continuation of economic disruptions relating to the COVID-19 pandemic could result in reductions to our investment income or impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain markets, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our originations of new loans, which is likely to continue for the immediate future.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our borrowers and business partners. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will have a negative impact on the financial condition of our borrowers.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2020 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	$26,250	$26,250	—	—	—
GS-1 Facility(2)	$78,640	$78,640	—	—	—
CNB Facility(3)	$6,000	$6,000	—	—	—

(1)

At March 31, 2020, $123,750 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At March 31, 2020, $96,360 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At March 31, 2020, $9,000 remained unused under the CNB Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of FS Investments related thereto. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses until we have raised $250,000 of gross proceeds from our public offering. Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that we have achieved economies of scale sufficient to ensure that we can bear a reasonable level of expenses in relation to our income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised thereafter.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 97% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the FS Rialto 2019-FL1 Notes, WF-1 Facility, the GS-1 Facility and the CNB Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2020:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$(125)	$(2,001)	$1,876	6.9%
Down 25 basis points	$(63)	$(1,003)	$940	3.5%
No change	—	—	—	—
Up 25 basis points	$122	$1,003	$(881)	(3.3)%
Up 50 basis points	$297	$2,047	$(1,750)	(6.5)%

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There have been no material changes from the risk factors included within our most recent Annual Report on Form 10-K other than the risks described below.

Events outside of our control, including public health crises, could negatively affect our borrowers and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect operating results for us and for our borrowers. For example, the COVID-19 pandemic has resulted in the following in many affected jurisdictions, including the United States: (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to many businesses, (ii) increased defaults by borrowers, (iii) volatility in credit markets and (iv) rapidly evolving action by government officials to stop or slow the spread of COVID-19, provide stimulus to the economy and eventually reopen the country. In addition to these developments having adverse consequences for us and our borrowers, the operations of FS Real Estate Advisor and Rialto could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected locations, or any related health issues of such personnel or service providers.

As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our borrowers’ operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by governmental authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our borrowers’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The spread of COVID-19 has led to widespread unemployment in the United States and could result in a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions or illiquidity are expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also are expected to increase our funding costs, limit our ability to raise capital in our public offering, and limit our ability to secure new indebtedness. These events have limited and could continue to limit our originations of new loans, our ability to grow and our ability to pay distributions to our stockholders, and could have a material negative impact on our operating results and the values of our investments.

If the current period of capital markets disruption and instability continues for an extended period of time, our stockholders may not receive distributions consistent with historical levels or at all and a portion of our distributions may be a return of capital.

Our ability to pay distributions consistent with our historical range or to continue to pay our distributions from cash flow from operation might be adversely affected by the impact of one or more of the risk factors described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, including the COVID-19 pandemic. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. Further, we may pay distributions from sources other than cash flow from operations, including borrowings, offering proceeds, the sale of assets or other sources. To the extent we make distributions that include a return of capital, such portion of the distribution would constitute a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Our NAV per share may suddenly change if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Some of our more illiquid investments are not appraised more frequently than once per quarter. As such, when these new appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the purchase price that investors pay for our shares or the purchase price that we pay stockholders who have their shares repurchased or adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common stock as published as of any given month-end may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable, including as a result of economic fallout from the COVID-19 pandemic. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.

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

Our equity raise, including private offering proceeds from the sale of Class F and Class Y shares, as of March 31, 2020 resulted in the following ($ in thousands except for share amounts):

	Class F Shares(1)	Class Y Shares(1)	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,565,773	193,013	1,194,206	3,874,589	483,414	1,745,136	1,759,688	11,815,819
Gross proceeds from primary offering	$58,615	$4,758	$30,372	$98,540	$12,032	$43,543	$42,911	$290,771
Reinvestments of distributions	4,987	74	600	308	133	458	520	7,080

Total gross proceeds	63,602	4,832	30,972	98,848	12,165	44,001	43,431	297,851
Selling commissions	—	—	(953)	(564)	—	—	—	(1,517)
Stockholder servicing fees	—	—	(182)	(192)	(20)	(106)	—	(500)

Net offering proceeds	$63,602	$4,832	$29,837	$98,092	$12,145	$43,895	$43,431	$295,834

(1)	Class F and Class Y shares are only offered pursuant to our distribution reinvestment plan.

From the effective date of our initial public offering through March 31, 2020, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $232,461. We primarily used the net offering proceeds of this offering, together with the proceeds from our private offerings, to originate or acquire approximately $681,000 of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives. In addition to the net offering proceeds, we financed the acquisition of a portion of our investments with approximately $413,000 from financing activities, including our repurchase facilities and CLO.

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

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2020	12,087	$24.91	12,087	—
February 1 - February 29, 2020	603,135	24.96	15,400	—
March 1 - March 31, 2020	180,028	25.17	180,028	—

Total(2)	795,250	$25.01	207,515	—

(1)

Redemptions are limited as described above. During the three months ended March 31, 2020, redemption requests totaling 94,167 shares went unfulfilled as a result of redemption requests reaching the limit of 2% of our aggregate NAV during March 2020.

(2)

During the three months ended March 31, 2020, we repurchased 587,735 of Class F shares at an average price of $24.95 outside of the share repurchase plan. See Note 6 to our unaudited consolidated financial statements included herein for additional information.

Sales of Unregistered Securities

On February 1, 2020, we issued 779 of unregistered restricted shares of Class I common stock, with a grant date fair value of $24.67 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exemption from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination service due to his or her death or disability or a change in our control.

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

10.1	First Amendment to Loan and Security Agreement dated as of December 4, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREDIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020)

10.2	Third Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 19, 2019 among FS CREDIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020)

10.3	Fourth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 among FS CREDIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020)

10.4	Second Amendment to Loan and Security Agreement, dated as of March 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREDIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (XBRL)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2020.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)