Form 10-Q
period 2020-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2020-08-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 10, 2020 there were 899,737 outstanding shares of Class F common stock, 141,116 outstanding shares of Class Y common stock, 1,243,831 outstanding shares of Class T common stock, 4,232,340 outstanding shares of Class S common stock, 558,670 outstanding shares of Class D common stock, 1,769,243 outstanding shares of Class M common stock and 1,785,060 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item	1. Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$61,309	$40,214
Restricted cash	3,935	37,941
Loans receivable	616,705	406,645
Mortgage-backed securities, at fair value	15,570	6,651
Reimbursement due from sponsor	182	500
Interest receivable	1,869	1,070
Deferred financing costs	170	500
Other assets	83	5,259

Total assets(1)	$699,823	$498,780

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,054 and $5,483, respectively)	$322,611	$322,182
Repurchase agreements payable (net of deferred financing costs of $606 and $0, respectively)	114,367	—
Due to related party	12,264	6,290
Interest payable	482	773
Payable for shares repurchased	4,932	62
Other liabilities	4,756	3,686

Total liabilities(1)	459,412	332,993

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 897,579 and 1,475,155 issued and outstanding, respectively	9	15
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 141,116 and 141,116 issued and outstanding, respectively	1	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,227,672 and 981,836 issued and outstanding, respectively	12	10
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 4,056,257 and 1,351,587 issued and outstanding, respectively	41	14
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 527,336 and 322,602 issued and outstanding, respectively	5	3
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,711,536 and 1,357,818 issued and outstanding, respectively	17	14
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 1,511,524 and 1,230,360 issued and outstanding, respectively	15	12
Additional paid-in capital	240,127	165,082
Accumulated other comprehensive income (loss)	(1,064)	17
Retained earnings	1,248	619

Total stockholders’ equity	240,411	165,787

Total liabilities and stockholders’ equity	$699,823	$498,780

(1)

The June 30, 2020 and December 31, 2019 consolidated balance sheets include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to the Company. As of June 30, 2020 and December 31, 2019, assets of the VIE totaled $431,094 and $427,455, respectively, and liabilities of the VIE totaled $322,830 and $322,946, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income
Interest income	$9,606	$4,983	$17,734	$9,541
Less: Interest expense	(3,000)	(2,366)	(6,207)	(4,514)

Net interest income	6,606	2,617	11,527	5,027

Other expenses
Management and performance fees	1,159	141	1,754	273
General and administrative expenses	1,179	872	1,897	1,764
Less: Expense limitation	(182)	(420)	(182)	(957)

Net other expenses	2,156	593	3,469	1,080

Net income	4,450	2,024	8,058	3,947
Preferred stock dividends	(4)	—	(7)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$4,446	$2,024	$8,051	$3,947

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.44	$0.45	$0.84	$0.95

Weighted average common stock outstanding	10,155,719	4,538,627	9,566,733	4,165,993

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,450	$2,024	$8,058	$3,947
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities	791	3	(1,081)	14

Total other comprehensive income (loss)	791	3	(1,081)	14

Comprehensive income	$5,241	$2,027	$6,977	$3,961

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended June 30, 2020
Balance as of March 31, 2020	$9	$1	$12	$38	$5	$16	$17	$235,319	$(1,855)	$743	$234,305
Common stock issued	—	—	—	4	—	2	2	19,212	—	—	19,220
Distributions declared	—	—	—	—	—	—	—	—	—	(3,941)	(3,941)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,236	—	—	1,236
Redemptions of common stock	—	—	—	(1)	—	(1)	(4)	(14,954)	—	—	(14,960)
Stockholder servicing fees	—	—	—	—	—	—	—	(686)	—	—	(686)
Net income	—	—	—	—	—	—	—	—	—	4,450	4,450
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	791	—	791

Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411

Three Months Ended June 30, 2019
Balance as of March 31, 2019	$25	$2	$3	$—	$1	$6	$3	$98,037	$1	$179	$98,257
Common stock issued	—	—	2	—	—	2	4	19,722	—	—	19,730
Distributions declared	—	—	—	—	—	—	—	—	—	(1,893)	(1,893)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	806	—	—	806
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—
Stockholder servicing fees	—	—	—	—	—	—	—	(549)	—	—	(549)
Net income	—	—	—	—	—	—	—	—	—	2,024	2,024
Other comprehensive income	—	—	—	—	—	—	—	—	3	—	3

Balance as of June 30, 2019	$25	$2	$5	$—	$1	$8	$7	$118,016	$4	$310	$118,378

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity (continued)

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Six Months Ended June 30, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	29	2	5	7	113,910	—	—	113,955
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(7,422)	(7,422)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	2,341	—	—	2,341
Redemptions of common stock	(6)	—	—	(2)	—	(2)	(4)	(34,832)	—	—	(34,846)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,499)	—	—	(6,499)
Net income	—	—	—	—	—	—	—	—	—	8,058	8,058
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,081)	—	(1,081)

Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411

Six Months Ended June 30, 2019
Balance as of December 31, 2018	$25	$2	$1	$—	$1	$4	$1	$83,555	$(10)	$(143)	$83,436
Common stock issued	—	—	4	—	—	4	6	34,197	—	—	34,211
Distributions declared	—	—	—	—	—	—	—	—	—	(3,494)	(3,494)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,546	—	—	1,546
Redemptions of common stock	—	—	—	—	—	—	—	(125)	—	—	(125)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,157)	—	—	(1,157)
Net income	—	—	—	—	—	—	—	—	—	3,947	3,947
Other comprehensive income	—	—	—	—	—	—	—	—	14	—	14

Balance as of June 30, 2019	$25	$2	$5	$—	$1	$8	$7	$118,016	$4	$310	$118,378

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$8,058	$3,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans	(410)	(267)
Amortization of deferred financing costs	1,202	534
Changes in assets and liabilities
Reimbursement due from sponsor	318	288
Interest receivable	(799)	(143)
Other assets	5,176	(32)
Due to related party	5,974	1,102
Interest payable	(291)	12
Other liabilities	(5,139)	151

Net cash provided by (used in) operating activities	14,089	5,592

Cash flows used in investing activities
Origination and fundings of loans receivable	(209,971)	(82,672)
Principal collections from loans receivable	216	9,500
Exit and extension fees received on loans receivable	105	—
Purchases of mortgage-backed securities	(25,555)	(274)
Principal repayments of mortgage-backed securities	15,555	375

Net cash used in investing activities	(219,650)	(73,071)

Cash flows from financing activities
Issuance of common stock	113,955	34,211
Redemptions of common stock	(29,976)	(225)
Stockholder distributions paid	(4,853)	(1,806)
Stockholder servicing fees	(525)	(55)
Borrowings under repurchase agreements	126,590	66,904
Repayments under repurchase agreements	(11,617)	(30,775)
Borrowings under credit facility	6,000	—
Repayments under credit facility	(6,000)	—
Payment of deferred financing costs	(1,049)	(183)
Proceeds from issuance of preferred stock	125	—

Net cash provided by (used in) financing activities	192,650	68,071

Total increase (decrease) in cash, cash equivalents and restricted cash	(12,911)	592
Cash, cash equivalents and restricted cash at beginning of period	78,155	2,608

Cash, cash equivalents and restricted cash at end of period	$65,244	$3,200

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$5,296	$3,968

Accrued stockholder servicing fee	$5,974	$1,102

Distributions payable	$897	$399

Reinvestment of stockholder distributions	$2,341	$1,546

Payable for shares repurchased	$4,932	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary, as of June 30, 2020. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

Principles of Consolidation: Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (a

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of June 30, 2020 and December 31, 2019, the Company’s investment in overnight institutional money market funds was $62,867 and $75,560, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$61,309	$885
Restricted cash	3,935	2,315

Total cash, cash equivalents and restricted cash	$65,244	$3,200

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. FS Real Estate Advisor has agreed not to seek reimbursement of offering costs previously incurred until such time as it determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, the Company may reimburse FS Real Estate Advisor 0.75% of the gross proceeds raised in its continuous public offering in excess of $250,000. During the period from November 7, 2016 (Inception) to June 30, 2020, the Company incurred offering costs of $11,134, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to June 30, 2020, the Company did not incur any interest or penalties.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)	December 31, 2019
Number of loans	33	24
Principal balance	$615,755	$405,985
Net book value	$616,705	$406,645
Unfunded loan commitments(1)	$53,468	$44,226
Weighted-average cash coupon(2)	L+4.20%	L+4.22%
Weighted-average all-in yield(2)	L+4.31%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.8	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the six months ended June 30, 2020 and 2019, the activity in the Company’s loan portfolio was as follows:

	For the Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$406,645	$239,207
Loan fundings	209,971	82,672
Loan repayments	(216)	(9,500)
Amortization of deferred fees on loans	410	267
Exit and extension fees received on loans receivable	(105)	—

Balance at end of period	$616,705	$312,646

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)		December 31, 2019
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$147,094	24%	$121,151	30%
Multifamily	127,857	21%	81,111	20%
Industrial	118,921	19%	30,019	7%
Mixed Use	91,447	15%	76,833	19%
Hospitality	59,602	10%	56,221	14%
Retail	52,085	8%	41,310	10%
Self Storage	19,699	3%	—	—

Total	$616,705	100%	$406,645	100%

	June 30, 2020 (Unaudited)		December 31, 2019
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$297,431	48%	$163,486	40%
Northeast	168,331	27%	152,874	38%
West	120,905	20%	80,319	20%
Midwest	10,339	2%	9,966	2%
Various	19,699	3%	—	—

Total	$616,705	100%	$406,645	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

As of June 30, 2020 and 2019, all of the Company’s loans had a risk rating of 3. The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of June 30, 2020 or December 31, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities

The Company classified its commercial mortgage-backed securities, or CMBS, as available-for-sale as of June 30, 2020 and December 31, 2019. The investment is reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of the Company’s investments in available-for-sale CMBS as of June 30, 2020 and December 31, 2019, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
June 30, 2020 (Unaudited)
CMBS	$16,634	$16,634	$—	$(1,064)	$15,570	2.10%	1.4
December 31, 2019
CMBS	$6,634	$6,634	$17	$—	$6,651	3.20%	1.7

(1)	Calculated using the one-month LIBOR rate of 0.16% and 1.80% as of June 30, 2020 and December 31, 2019, respectively.

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2020 are discussed below.

	As of June 30, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%(2)	$327,665	$—	December 18, 2036(3)
WF-1 Facility(4)	Repurchase	L+2.15% - 2.50%(5)	47,950	102,050	August 30, 2020
GS-1 Facility(6)	Repurchase	L+1.75% - 2.75%(7)	67,023	107,977	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	15,000	August 23, 2021

Total			$442,638	$225,027

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	LIBOR is subject to a 0.00% floor.

(3)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $66,026 and $64,362, respectively.

(5)

LIBOR is subject to a 0.00% floor. FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

(6)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $89,393 and $87,982, respectively.

(7)

LIBOR is subject to a 0.50% floor. FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%(2)	$327,665	$—	December 18, 2036	(3)
WF-1 Facility	Repurchase	L+2.15% - 2.50%(4)	—	150,000	August 30, 2020
GS-1 Facility	Repurchase	L+1.75% - 2.75%(5)	—	175,000	January 26, 2020
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	10,000	August 23, 2021

Total			$327,665	$335,000

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	LIBOR is subject to a 0.00% floor.

(3)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(4)

LIBOR is subject to a 0.00% floor. WF-1 and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(5)	LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2020 were $402,693 and 2.46%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $206,149 and 4.36%, respectively.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, the 2019-FL1 Notes were collateralized by a pool of interests in 24 commercial real estate loans having a total principal balance of $427,223.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company incurred $5,717 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of June 30, 2020, $5,054 had yet to be amortized to interest expense.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of June 30, 2020 is $150,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The Company incurred $1,410 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2020, $114 had yet to be amortized to interest expense.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of June 30, 2020 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The Company incurred $2,063 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2020, $492 had yet to be amortized to interest expense.

CNB Facility

On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

CNB, as administrative agent and lender. The initial maximum committed facility amount under the CNB Facility was $10,000, subject to increase, with the consent of CNB to $25,000. On March 23, 2020, the CNB Facility was amended to, among other things, (i) increase the maximum committed amount of financing available from $10,000 to $15,000, and (ii) increase the minimum net asset value the Company is required to maintain from $85,000 to $100,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.

The Company incurred $255 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2020, $170 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $11,377 for the period from November 7, 2016 (Inception) to June 30, 2020. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised thereafter. As of June 30, 2020, the Company has not reimbursed FS Real Estate Advisor for any organization and offering expenses.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement during the three and six months ended June 30, 2020 and 2019:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$721	$141	$1,316	$225
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$438	—	$438	$48
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$660	$583	$888	$1,177

(1)

During the six months ended June 30, 2020 and 2019, $921 and $132, respectively, in base management fees were paid to FS Real Estate Advisor. As of June 30, 2020, $718 in base management fees were payable to FS Real Estate Advisor.

(2)

During the six months ended June 30, 2020 and 2019, $0 and $72, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2020, $438 in performance fees were payable to FS Real Estate Advisor.

(3)

During the six months ended June 30, 2020 and 2019, $834 and $1,023, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2020 and December 31, 2019, the Company accrued $12,264 and $6,290, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2020, the Company accrued $4,942 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $182 in reimbursements for the six months ended June 30, 2020. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2020, the Company received $4,760 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2020, the Company had $182 of reimbursements due from FS Real Estate Advisor and Rialto.

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

As of August 10, 2020, FS Investments (including its affiliates and designees) owned approximately $21,500 in Class F shares.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2020 and 2019:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	235,067	2,925,194	209,311	516,831	630,862	4,517,265
Reinvestment of distributions	13,941	—	16,390	27,610	4,311	15,701	15,581	93,534
Redemptions of common stock	(591,517)	—	(5,621)	(248,134)	(8,888)	(164,531)	(379,900)	(1,398,591)
Transfers in or out	—	—	—	—	—	(14,283)	14,621	338

Balance as of June 30, 2020	897,579	141,116	1,227,672	4,056,257	527,336	1,711,536	1,511,524	10,073,020

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	5,914	74,172	5,268	13,036	15,565	113,955
Reinvestment of distributions	347	—	411	697	108	395	383	2,341
Redemptions of common stock	(14,761)	—	(141)	(6,263)	(223)	(4,139)	(9,319)	(34,846)
Transfers in or out	—	—	—	—	—	(361)	361	—
Accrued stockholder servicing fees(1)	—	—	(267)	(5,539)	(64)	(629)	—	(6,499)

Balance as of June 30, 2020	$22,005	$3,548	$29,533	$94,496	$13,104	$40,059	$37,357	$240,102

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	368,378	—	45,203	407,899	548,806	1,370,286
Reinvestment of distributions	52,105	—	4,910	10	957	2,594	1,670	62,246
Redemptions of common stock	—	—	—	—	—	(4,968)	—	(4,968)

Balance as of June 30, 2019	2,523,969	193,013	497,869	3,783	107,094	823,517	679,002	4,828,247

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	9,250	—	1,136	10,282	13,543	34,211
Reinvestment of distributions	1,293	—	123	—	24	65	41	1,546
Redemptions of common stock	—	—	—	—	—	(125)	—	(125)
Accrued stockholder servicing fees(1)	—	—	(413)	(1)	(14)	(729)	—	(1,157)

Balance as of June 30, 2019	$62,562	$4,832	$11,947	$90	$2,653	$19,229	$16,751	$118,064

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

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the six months ended June 30, 2020 and 2019, the Company repurchased 810,856 and 4,968, respectively, of shares of common stock under its share repurchase plan representing a total of $20,179 and $125, respectively. The remaining redemption requests received during the six months ended June 30, 2020, totaling 179,318 shares, went unfulfilled as a result of the redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result all valid repurchase requests for the June 2020 repurchase period were satisfied. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2019.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

Preferred Stock

During the six months ended June 30, 2020, a subsidiary of the Company issued 125 shares of Series A preferred stock for proceeds of $125.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2020:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2020	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 27, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 28, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$0.9660	$0.9660	$0.7038	$0.7038	$0.7728	$0.7728	$0.8100

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions:
Paid or payable in cash	$2,705	$1,087	$5,081	$1,948
Reinvested in shares	1,236	806	2,341	1,546

Total distributions	$3,941	$1,893	$7,422	$3,494

Source of distributions:
Cash flows from operating activities	$3,941	$1,893	$7,422	$3,494
Offering proceeds	—	—	—	—

Total sources of distributions	$3,941	$1,893	$7,422	$3,494

Net cash provided by operating activities(1)	$5,212	$3,094	$14,089	$5,592

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. On July 28, 2020, the Company’s board of directors authorized regular monthly cash distributions for July 2020 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350

The July 2020 distributions for each class of outstanding common stock were paid on July 31, 2020 to stockholders of record as of July 30, 2020. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2020 (Unaudited)				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$15,570	—	$15,570	—	$6,651	—	$6,651	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2020 (Unaudited)			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$65,244	$65,244	$65,244	$78,155	$78,155	$78,155
Loans receivable(1)	$616,705	$615,755	$610,729	$406,645	$405,985	$407,283
Financial Liabilities
Repurchase obligations(2)	$114,367	$114,973	$114,973	—	—	—
Collateralized loan obligation(2)	$322,611	$327,665	$327,665	$322,182	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.

(2)	Book value represents the face amount, net of deferred financing costs.

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

The following table details the assets and liabilities of the Company’s consolidated CLO as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Restricted cash	$1,783	$35,706
Loans receivable	428,184	385,408
Interest receivable	1,127	1,100
Other assets	—	5,241

Total assets	$431,094	$427,455

Liabilities
Collateralized loan obligation (net of deferred financing costs of $5,054 and $5,483, respectively)	$322,611	$322,182
Interest payable	219	764

Total liabilities	$322,830	$322,946

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events

The following is a discussion of material events that have occurred subsequent to June 30, 2020 through the issuance of the unaudited consolidated financial statements.

Coronavirus Impact

The Company is closely monitoring the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it will impact its borrowers and business partners. While the Company did not incur significant disruptions during the six months ended June 30, 2020 from the coronavirus pandemic, the extent to which the coronavirus impacts the Company’s investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the severity of the coronavirus on the population, the impact of government stimulus programs, and the actions taken by government agencies to contain the coronavirus and eventually reopen the economy.

Status of Offerings

As of August 10, 2020, the Company has issued 13,218,497 shares of common stock (consisting of 2,575,157 shares of Class F common stock, 193,013 shares of Class Y common stock, 1,250,791 shares of Class T common stock, 4,496,709 shares of Class S common stock, 567,558 shares of Class D common stock, 1,983,684 shares of Class M common stock and 2,151,585 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $331,460.

Share Repurchases

In connection with the Company’s July 2020 repurchase period, the Company repurchased an aggregate of 31,946 shares of common stock representing a total of $805.

Business Update

During the third quarter of 2020, the Company sold five of its CMBS positions with a cost of $16,634 for proceeds of $16,082 and purchased another CMBS investment for $37,005.

WF-1 Facility

On August 3, 2020, and effective March 31, 2020, the Company, as guarantor, entered into an Amendment No. 3 to Guarantee Agreement, or the WF-1 Guarantee Amendment, with Wells Fargo, as buyer, which amended the guarantee agreement, or the WF-1 Guarantee, pursuant to which the Company guarantees WF-1’s obligations under the WF-1 Repurchase Agreement subject to the limitations specified therein. The WF-1 Guarantee Amendment, among other things, set the minimum adjusted tangible net worth the Company is required to maintain at the greater of (A) (i) 75% of all equity capital raised by the Company from and after its date of formation plus (ii) 75% of certain outstanding capital commitments minus (iii) 75% of the amounts expended by the company for equity redemptions or repurchases from and after its date of formation and (B) 75% of the then-current maximum facility size.

GS-1 Facility

On August 3, 2020, and effective March 31, 2020, the Company, as guarantor, entered into a Second Amendment to Guarantee Agreement, or the GS-1 Guarantee Amendment, with Goldman Sachs, as buyer, which amended the guarantee agreement, or the GS-1 Guarantee, pursuant to which the Company guarantees 50% of

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

GS-1’s obligations under the GS-1 Repurchase Agreement subject to the limitations specified therein. The GS-1 Guarantee Amendment, among other things, set the minimum adjusted tangible net worth the Company is required to maintain at (i) 75% of all equity capital raised by the Company from and after its date of formation plus (ii) 75% of certain outstanding capital commitments minus (iii) 75% of the amounts expended by the company for equity redemptions or repurchases from and after its date of formation.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Loan fundings(1)	$2,505	$209,971
Loan repayments	(129)	(216)

Total net fundings	$2,376	$209,755

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)	December 31, 2019
Number of loans	33	24
Principal balance	$615,755	$405,985
Net book value	$616,705	$406,645
Unfunded loan commitments(1)	$53,468	$44,226
Weighted-average cash coupon(2)	L+4.20%	L+4.22%
Weighted-average all-in yield(2)	L+4.31%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.8	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of June 30, 2020:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	2/27/2020	$58,377	$55,263	$55,280	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
2 Senior Loan	4/9/2019	38,000	38,000	37,994	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
3 Senior Loan	9/14/2017	34,310	30,211	30,361	L+4.25%	L+4.42%	9/9/2022	Memphis, TN	Office	73%
4 Senior Loan	3/6/2020	31,000	31,000	30,982	L+4.00%	L+4.17%	3/9/2024	San Antonio, TX	Multifamily	69%
5 Senior Loan	3/5/2020	30,500	24,567	24,558	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
6 Senior Loan	4/20/2018	30,000	30,000	29,944	L+4.00%	L+4.00%	5/9/2021	New York, NY	Office	54%
7 Senior Loan	6/28/2019	28,500	28,500	28,540	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
8 Senior Loan	8/2/2019	24,250	24,250	24,312	L+5.00%	L+5.34%	8/15/2024	Philadelphia, PA	Mixed Use	68%
9 Senior Loan	2/19/2019	23,820	14,300	14,349	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
10 Senior Loan	7/18/2018	22,650	18,878	18,943	L+5.25%	L+5.42%	8/9/2023	Gaithersburg, MD	Hospitality	80%
11 Senior Loan	7/24/2019	21,500	18,500	18,535	L+4.00%	L+4.13%	12/9/2024	Katy, TX	Office	76%
12 Senior Loan	4/5/2018	21,000	18,962	19,066	L+4.00%	L+4.25%	4/9/2023	Austin, TX	Office	57%
13 Senior Loan	5/2/2018	20,650	20,440	20,508	L+3.66%	L+3.83%	5/1/2023	East Orange, NJ	Multifamily	77%
14 Senior Loan	12/19/2019	20,500	20,500	20,485	L+3.00%	L+3.04%	12/19/2023	Jersey City, NJ	Multifamily	47%
15 Senior Loan	2/27/2020	19,700	19,700	19,699	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
16 Senior Loan	12/6/2017	18,660	14,212	14,291	L+3.85%	L+4.02%	12/9/2022	Landover, MD	Office	67%
17 Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
18 Senior Loan	2/19/2020	18,000	14,400	14,414	L+3.50%	L+3.48%	3/9/2025	Los Angeles, CA	Mixed Use	71%
19 Senior Loan	10/22/2019	17,500	14,699	14,727	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
20 Senior Loan	2/10/2020	17,200	15,490	15,486	L+3.35%	L+3.36%	2/9/2025	South EL Monte, CA	Industrial	66%
21 Senior Loan	6/29/2018	15,996	9,962	10,010	L+4.25%	L+4.43%	7/9/2023	Jacksonville, FL	Multifamily	68%
22 Senior Loan	7/26/2018	15,661	15,661	15,704	L+3.50%	L+3.67%	8/9/2023	Fayetteville, NC	Industrial	72%
23 Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.50%	12/5/2026	New York, NY	Multifamily	75%
24 Senior Loan	2/22/2018	13,400	12,633	12,684	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
25 Senior Loan	11/9/2018	12,400	12,400	12,449	L+3.80%	L+4.06%	11/9/2022	Seattle, WA	Multifamily	76%
26 Senior Loan	8/9/2019	12,350	10,329	10,339	L+3.75%	L+3.94%	8/9/2024	Indianapolis, IN	Office	71%
27 Senior Loan	11/15/2019	12,150	11,749	11,757	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
28 Senior Loan	3/7/2018	12,050	12,050	12,119	L+5.00%	L+5.38%	3/7/2022	Las Vegas, NV	Hospitality	71%
29 Senior Loan	6/11/2018	12,000	12,000	12,037	L+4.00%	L+4.18%	6/9/2023	Miami, FL	Retail	65%
30 Senior Loan	6/11/2018	11,000	11,000	11,034	L+4.50%	L+4.68%	6/9/2023	Miami, FL	Retail	78%
31 Senior Loan	2/19/2020	10,500	10,500	10,486	L+3.50%	L+3.53%	3/9/2025	Los Angeles, CA	Retail	71%
32 Senior Loan	6/11/2018	6,750	6,750	6,771	L+4.25%	L+4.43%	6/9/2023	Miami, FL	Retail	61%
33 Senior Loan	8/23/2019	5,747	5,747	5,739	L+3.75%	L+3.79%	4/9/2024	New York, NY	Multifamily	67%

Total/Weighted Average		$669,223	$615,755	$616,705	L+4.20%	L+4.31%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income
Interest income	$9,606	$4,983	$17,734	$9,541
Less: Interest expense	(3,000)	(2,366)	(6,207)	(4,514)

Net interest income	6,606	2,617	11,527	5,027

Other expenses
Management and performance fees	1,159	141	1,754	273
General and administrative expenses	1,179	872	1,897	1,764
Less: Expense limitation	(182)	(420)	(182)	(957)

Net other expenses	2,156	593	3,469	1,080

Net income	4,450	2,024	8,058	3,947

Preferred stock dividends	(4)	—	(7)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$4,446	$2,024	$8,051	$3,947

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

Expenses

General and administrative expenses include administrative services expenses, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business.

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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2020, we accrued $4,942 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $182 in reimbursements for the six months ended June 30, 2020. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2020, we received $4,760 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2020, we had $182 of reimbursements due from FS Real Estate Advisor and Rialto.

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

We did not have any FFO or MFFO adjustments to net income for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Net income (GAAP)	$8,058	$3,947

Funds from operations	$8,058	$3,947

Modified funds from operations	$8,058	$3,947

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of June 30, 2020:

Components of NAV	June 30, 2020
Cash and cash equivalents	$61,309
Restricted cash	3,935
Loans receivable	616,705
Mortgage-backed securities	15,570
Other assets	2,304
Repurchase agreements payable, net of deferred financing costs	(114,367)
Collateralized loan obligation, net of deferred financing costs	(322,611)
Accrued servicing fees(1)	(106)
Other liabilities	(10,294)

Net asset value	$252,445

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2020:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,386	$3,470	$30,757	$102,448	$13,225	$43,030	$37,129	$252,445
Number of outstanding shares	897,579	141,116	1,227,672	4,056,257	527,336	1,711,536	1,511,524	10,073,020

NAV per share as of June 30, 2020	$24.9403	$24.5901	$25.0533	$25.2568	$25.0787	$25.1413	$24.5640

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of June 30, 2020:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2020
Total stockholders’ equity under GAAP	$240,411
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	240,286
Adjustments:
Accrued stockholder servicing fees(1)	12,159

Net asset value	$252,445

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

Liquidity and Capital Resources

As of June 30, 2020, we had $61,309 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2020, we had $225,027 in borrowings available under our financing arrangements, subject to certain limitations. As of June 30, 2020, we had unfunded loan commitments of $53,468. We maintain sufficient cash on hand, available borrowings and undrawn capital commitments to fund such unfunded commitments should the need arise.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2020 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	$47,950	$47,950	—	—	—
GS-1 Facility(2)	$67,023	$67,023	—	—	—
CNB Facility(3)	—	—	—	—	—

(1)

At June 30, 2020, $102,050 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At June 30, 2020, $107,977 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At June 30, 2020, $15,000 remained unused under the CNB Facility.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 97% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2020:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(16)	$(546)	$530	1.8%
Down 25 basis points(1)	$(16)	$(546)	$530	1.8%
No change	—	—	—	—
Up 25 basis points	$49	$841	$(792)	(2.7)%
Up 50 basis points	$112	$1,791	$(1,679)	(5.7)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. There have been no material changes from the risk factors included within such reports other than the risks described below.

We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses.

We use repurchase agreements as a form of leverage to finance our purchase of commercial and multifamily real estate loans and commercial mortgage-backed securities. Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

Our equity raise, including private offering proceeds from the sale of Class F and Class Y shares, as of June 30, 2020 resulted in the following ($ in thousands except for share amounts):

	Class F Shares(1)	Class Y Shares(1)	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,572,795	193,013	1,234,331	4,304,791	536,224	1,910,371	1,878,048	12,629,573
Gross proceeds from primary offering	$58,615	$4,758	$31,191	$109,088	$13,296	$47,499	$45,650	$310,097
Reinvestments of distributions	5,162	74	816	725	195	658	695	8,325

Total gross proceeds	63,777	4,832	32,007	109,813	13,491	48,157	46,345	318,422
Selling commissions	—	—	(980)	(643)	—	—	—	(1,623)
Stockholder servicing fees	—	—	(246)	(411)	(30)	(138)	—	(825)

Net offering proceeds	$63,777	$4,832	$30,781	$108,759	$13,461	$48,019	$46,345	$315,974

(1)	Class F and Class Y shares are only offered pursuant to our distribution reinvestment plan.

From the effective date of our initial public offering through June 30, 2020, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $252,601. We primarily used the net offering proceeds of this offering, together with the proceeds from our private offerings, to originate or acquire approximately $683,000 of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives. In addition to the net offering proceeds, we financed the acquisition of a portion of our investments with approximately $413,000 from financing activities, including our repurchase facilities and CLO.

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

During the three months ended June 30, 2020, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2020	198,093	24.83	198,093	—
May 1 - May 31, 2020	206,585	24.73	206,585	—
June 1 - June 30, 2020(2)	198,662	24.83	198,662	—

Total	603,340	$24.79	603,340	—

(1)

Redemptions are limited as described above. During the three months ended June 30, 2020, redemption requests totaling 179,318 shares went unfulfilled as a result of redemption requests reaching the limit of 2% of our aggregate NAV during April 2020 and May 2020.

(2)

In June 2020, we received repurchase requests in excess of our ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, our board of directors authorized management of the Company to apply the amount by which we were below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit.

Sales of Unregistered Securities

On May 1, 2020, we issued 860 unregistered restricted shares of Class I common stock, with a grant date fair value of $24.47 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Renewal of Advisory Agreement

We previously entered into that certain Second Amended and Restated Advisory Agreement dated as of August 17, 2018 (the“Advisory Agreement”) with FS Real Estate Advisor, LLC, our external advisor. On August 12, 2020, our board of directors approved the renewal of the Advisory Agreement effective as of August 17, 2020 for an additional one-year term expiring August 17, 2021. The terms of the Advisory Agreement otherwise remain unchanged.

Renewal of Expense Limitation Agreement

We previously entered into that certain Amended and Restated Expense Limitation Agreement dated as of August 17, 2018 (the“Expense Limitation Agreement”) with FS Real Estate Advisor, LLC, our external advisor, and Rialto Capital Management LLC, the sub-advisor to our external advisor. On August 12, 2020, our board of directors approved the renewal of the Expense Limitation Agreement effective as of August 17, 2020 for an additional one-year term expiring August 17, 2021. The terms of the Expense Limitation Agreement otherwise remain unchanged.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 17, 2020).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 17, 2020).

10.1	Amendment No. 3 to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.2	Second Amendment to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)