Form 10-Q
period 2020-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2020-11-13
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 10, 2020 there were 907,332 outstanding shares of Class F common stock, 141,116 outstanding shares of Class Y common stock, 1,228,317 outstanding shares of Class T common stock, 5,271,517 outstanding shares of Class S common stock, 561,126 outstanding shares of Class D common stock, 1,915,979 outstanding shares of Class M common stock and 2,067,150 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$57,840	$40,214
Restricted cash	2,316	37,941
Loans receivable	599,015	406,645
Mortgage-backed securities held-to-maturity	37,085	—
Mortgage-backed securities available-for-sale, at fair value	—	6,651
Reimbursement due from sponsor	397	500
Interest receivable	2,636	1,070
Deferred financing costs	133	500
Other assets	10,491	5,259

Total assets(1)	$709,913	$498,780

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,759 and $5,483, respectively)	$322,906	$322,182
Repurchase agreements payable (net of deferred financing costs of $433 and $0, respectively)	104,740	—
Due to related party	12,904	6,290
Interest payable	348	773
Payable for shares repurchased	1,297	62
Other liabilities	5,378	3,686

Total liabilities(1)	447,573	332,993

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 904,787 and 1,475,155 issued and outstanding, respectively	9	15
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 141,116 and 141,116 issued and outstanding, respectively	1	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,213,620 and 981,836 issued and outstanding, respectively	12	10
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 4,456,107 and 1,351,587 issued and outstanding, respectively	45	14
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 560,435 and 322,602 issued and outstanding, respectively	6	3
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,804,937 and 1,357,818 issued and outstanding, respectively	18	14
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 1,849,375 and 1,230,360 issued and outstanding, respectively	18	12
Additional paid-in capital	260,566	165,082
Accumulated other comprehensive income (loss)	—	17
Retained earnings	1,665	619

Total stockholders’ equity	262,340	165,787

Total liabilities and stockholders’ equity	$709,913	$498,780

(1)

The September 30, 2020 and December 31, 2019 consolidated balance sheets include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to the Company. As of September 30, 2020 and December 31, 2019, assets of the VIE totaled $436,997 and $427,455, respectively, and liabilities of the VIE totaled $323,119 and $322,946, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income
Interest income	$10,270	$6,175	$28,004	$15,716
Less: Interest expense	(2,733)	(2,898)	(8,940)	(7,412)

Net interest income	7,537	3,277	19,064	8,304

Other expenses
Management and performance fees	1,225	308	2,979	581
General and administrative expenses	1,456	952	3,353	2,716
Less: Expense limitation	(397)	(491)	(579)	(1,448)

Net other expenses	2,284	769	5,753	1,849

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(556)	—	(556)	—

Total other income (loss)	(556)	—	(556)	—

Net income	4,697	2,508	12,755	6,455
Preferred stock dividends	(3)	—	(10)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$4,694	$2,508	$12,745	$6,455

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.44	$0.47	$1.28	$1.41

Weighted average common stock outstanding	10,629,214	5,355,898	9,923,479	4,567,012

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,697	$2,508	$12,755	$6,455
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	1,064	(1)	(17)	13

Total other comprehensive income (loss)	1,064	(1)	(17)	13

Comprehensive income	$5,761	$2,507	$12,738	$6,468

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended September 30, 2020
Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411
Common stock issued	—	—	—	5	1	1	3	23,383	—	—	23,393
Distributions declared	—	—	—	—	—	—	—	—	—	(4,277)	(4,277)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,365	—	—	1,365
Redemptions of common stock	—	—	—	(1)	—	—	—	(3,337)	—	—	(3,338)
Stockholder servicing fees	—	—	—	—	—	—	—	(972)	—	—	(972)
Net income	—	—	—	—	—	—	—	—	—	4,697	4,697
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	1,064	—	1,064

Balance as of September 30, 2020	$9	$1	$12	$45	$6	$18	$18	$260,566	$—	$1,665	$262,340

Three Months Ended September 30, 2019
Balance as of June 30, 2019	$25	$2	$5	$—	$1	$8	$7	$118,016	$4	$310	$118,378
Common stock issued	—	—	2	—	1	2	3	19,567	—	—	19,575
Distributions declared	—	—	—	—	—	—	—	—	—	(2,328)	(2,328)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	1,009	—	—	1,010
Redemptions of common stock	—	(1)	—	—	—	—	—	(1,433)	—	—	(1,434)
Stockholder servicing fees	—	—	—	—	—	—	—	(621)	—	—	(621)
Net income	—	—	—	—	—	—	—	—	—	2,508	2,508
Other comprehensive income	—	—	—	—	—	—	—	—	(1)	—	(1)

Balance as of September 30, 2019	$26	$1	$7	$—	$2	$10	$10	$136,538	$3	$490	$137,087

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity (continued)

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	34	3	6	10	137,293	—	—	137,348
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(11,699)	(11,699)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	3,706	—	—	3,706
Redemptions of common stock	(6)	—	—	(3)	—	(2)	(4)	(38,169)	—	—	(38,184)
Stockholder servicing fees	—	—	—	—	—	—	—	(7,471)	—	—	(7,471)
Net income	—	—	—	—	—	—	—	—	—	12,755	12,755
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	—	(17)

Balance as of September 30, 2020	$9	$1	$12	$45	$6	$18	$18	$260,566	$—	$1,665	$262,340

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$25	$2	$1	$—	$1	$4	$1	$83,555	$(10)	$(143)	$83,436
Common stock issued	—	—	6	—	1	6	9	53,764	—	—	53,786
Distributions declared	—	—	—	—	—	—	—	—	—	(5,822)	(5,822)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	2,555	—	—	2,556
Redemptions of common stock	—	(1)	—	—	—	—	—	(1,558)	—	—	(1,559)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,778)	—	—	(1,778)
Net income	—	—	—	—	—	—	—	—	—	6,455	6,455
Other comprehensive income	—	—	—	—	—	—	—	—	13	—	13

Balance as of September 30, 2019	$26	$1	$7	$—	$2	$10	$10	$136,538	$3	$490	$137,087

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$12,755	$6,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans and debt securities	(761)	(456)
Amortization of deferred financing costs	1,842	903
Net realized loss on sale of mortgage-backed securities available-for-sale	556	—
Changes in assets and liabilities
Reimbursement due from sponsor	103	217
Interest receivable	(1,566)	(472)
Other assets	5,149	(16)
Due to related party	6,614	1,672
Interest payable	(425)	117
Other liabilities	(5,274)	231

Net cash provided by (used in) operating activities	18,993	8,651

Cash flows used in investing activities
Origination and fundings of loans receivable	(214,855)	(142,184)
Principal collections from loans receivable	12,617	9,500
Exit and extension fees received on loans receivable	167	86
Purchases of mortgage-backed securities	(25,555)	(274)
Principal repayments of mortgage-backed securities	31,633	437
Purchases of mortgage-backed securities held-to-maturity	(37,004)	—

Net cash used in investing activities	(232,997)	(132,435)

Cash flows from financing activities
Issuance of common stock	137,348	53,786
Redemptions of common stock	(36,949)	(326)
Stockholder distributions paid	(7,651)	(3,052)
Stockholder servicing fees	(857)	(106)
Borrowings under repurchase agreements	126,590	118,962
Repayments under repurchase agreements	(21,417)	(44,288)
Borrowings under credit facility	6,000	750
Repayments under credit facility	(6,000)	—
Payment of deferred financing costs	(1,184)	(646)
Proceeds from issuance of preferred stock	125	—

Net cash provided by (used in) financing activities	196,005	125,080

Total increase (decrease) in cash, cash equivalents and restricted cash	(17,999)	1,296
Cash, cash equivalents and restricted cash at beginning of period	78,155	2,608

Cash, cash equivalents and restricted cash at end of period	$60,156	$3,904

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$7,523	$6,392

Accrued stockholder servicing fee	$6,614	$1,672

Distributions payable	$1,011	$471

Reinvestment of stockholder distributions	$3,706	$2,556

Payable for shares repurchased	$1,297	—

Loan principal payments held by servicer	$10,381	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary, as of September 30, 2020. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation: Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (a variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of September 30, 2020 and December 31, 2019, the Company’s investment in overnight institutional money market funds was $57,640 and $75,560, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$57,840	$1,695
Restricted cash	2,316	2,209

Total cash, cash equivalents and restricted cash	$60,156	$3,904

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

Mortgage-backed Securities: The Company designates its mortgage-backed securities as held-to-maturity or available-for-sale depending on the investment strategy and ability to hold such securities to maturity. Mortgage-backed securities are classified as held-to-maturity when the Company intends and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. Mortgage-backed securities the Company does not hold for the purpose of selling in the near-term or may dispose of prior to maturity, are classified as available-for sale and are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The Company regularly monitors its mortgage-backed securities to ensure investments that may be other-than-temporarily impaired are timely identified, properly valued and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than amortized cost, the financial condition and rating of the issuer, and the intent to sell or whether it is more likely than not that the Company will be required to sell.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

•	Mortgage-backed securities available-for-sale: The fair values for these investments were based on indicative deal quotes.

•

Mortgage-backed securities held-to-maturity: The fair values for these investments were estimated by FS Real Estate Advisor based on a discounted cash flow methodology pursuant to which a discount rate or market yield is used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income from our loans receivable portfolio on an accrual basis to the extent that the Company expects to collect such amounts. Discounts or premiums associated with the investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees to which the Company is entitled, loan exit fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as incurred and recorded as a component of general and administrative expenses on the Company’s consolidated statement of operations. During the period from November 7, 2016 (Inception) to September 13, 2017 (Commencement of Operations), the Company incurred organization costs of $243, which were paid on its behalf by FS Investments (see Note 6).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

sheets as it raises proceeds in its continuous public offering in excess of $250,000. FS Real Estate Advisor has agreed not to seek reimbursement of offering costs previously incurred until such time as it determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, the Company may reimburse FS Real Estate Advisor up to 0.75% of the gross proceeds raised in its continuous public offering in excess of $250,000. During the period from November 7, 2016 (Inception) to September 30, 2020, the Company incurred offering costs of $12,184, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the period from November 7, 2016 (Inception) to September 30, 2020, the Company did not incur any interest or penalties and none are accrued at September 30, 2020.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)	December 31, 2019
Number of loans	31	24
Principal balance	$597,877	$405,985
Net book value	$599,015	$406,645
Unfunded loan commitments(1)	$46,596	$44,226
Weighted-average cash coupon(2)	L+4.21%	L+4.22%
Weighted-average all-in yield(2)	L+4.32%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.5	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)

The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.

For the nine months ended September 30, 2020 and 2019, the activity in the Company’s loan portfolio was as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$406,645	$239,207
Loan fundings	214,855	142,184
Loan repayments	(22,998)	(9,500)
Amortization of deferred fees on loans	680	456
Exit and extension fees received on loans receivable	(167)	(86)

Balance at end of period	$599,015	$372,261

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$139,292	23%	$121,151	30%
Multifamily	115,723	19%	81,111	20%
Industrial	118,937	20%	30,019	7%
Mixed Use	91,478	15%	76,833	19%
Hospitality	61,779	11%	56,221	14%
Retail	52,107	9%	41,310	10%
Self Storage	19,699	3%	—	—

Total	$599,015	100%	$406,645	100%

	September 30, 2020 (Unaudited)		December 31, 2019
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$302,299	51%	$163,486	40%
Northeast	168,525	28%	152,874	38%
West	108,492	18%	80,319	20%
Various	19,699	3%	—	—
Midwest	—	—	9,966	2%

Total	$599,015	100%	$406,645	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

Loan Risk Rating

As further described in Note 2, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, which ratings are defined in Note 2.

The following table allocates the net book value of the Company’s loans receivable portfolio based on the Company’s internal risk ratings:

	September 30, 2020 (Unaudited)			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	30	587,976	98%	24	406,645	100%
4	1	11,039	2%	—	—	—
5	—	—	—	—	—	—

Total	31	$599,015	100%	24	$406,645	100%

The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of September 30, 2020 or December 31, 2019.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities

Mortgage-backed securities, available-for-sale

Commercial mortgage-backed securities, or CMBS, classified as available-for-sale are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of the Company’s investments in available-for-sale CMBS as of September 30, 2020 and December 31, 2019, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
September 30, 2020 (Unaudited)
CMBS, available-for-sale	—	—	—	—	—	—	—
December 31, 2019
CMBS, available-for-sale	$6,634	$6,634	$17	$—	$6,651	3.20%	1.7

(1)	Calculated using the one-month LIBOR rate of 1.80% as of December 31, 2019.

During the three and nine months ended September 30, 2020, the Company sold all of its investments in available-for-sale CMBS for net proceeds of $16,082, from which the Company realized a net loss of $556. The Company did not have any realized gains or losses during the three and nine months ended September 30, 2019.

Mortgage-backed securities, held-to-maturity

The table below summarizes various attributes of the Company’s investments in held-to-maturity CMBS as of September 30, 2020 and December 31, 2019, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2020 (Unaudited)
CMBS, held-to-maturity	$37,085	—	—	$37,085
December 31, 2019
CMBS, held-to-maturity	—	—	—	—

The table below summarizes the maturities of the Company’s investments in held-to-maturity CMBS as of September 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,085	—	—	$37,085	—

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2020 are discussed below.

	As of September 30, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes	Collateralized Loan Obligation	L+1.20% - 2.50%(2)	$327,665	$—	December 18, 2036(3)
WF-1 Facility(4)	Repurchase	L+2.15% - 2.50%(5)	38,150	61,850	August 30, 2021
GS-1 Facility(6)	Repurchase	L+1.75% - 2.75%(7)	67,023	107,977	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	15,000	August 23, 2021

Total			$432,838	$184,827

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	LIBOR is subject to a 0.00% floor.

(3)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(4)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $52,053 and $51,485, respectively.

(5)

LIBOR is subject to a 0.00% floor. FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(6)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $89,391 and $88,897, respectively.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

(2)	LIBOR is subject to a 0.00% floor.

(3)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(4)	LIBOR is subject to a 0.00% floor. WF-1 and Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(5)	LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $415,032 and 2.25%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $206,149 and 4.36%, respectively.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the 2019-FL1 Notes were collateralized by a pool of interests in 24 commercial real estate loans having a total principal balance of $423,345.

The Company incurred $5,717 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of September 30, 2020, $4,759 had yet to be amortized to interest expense.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of September 30, 2020 is $100,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

On August 27, 2020, the Company, as guarantor, WF-1 and Wells Fargo, as buyer, entered into an amendment to the WF-1 Repurchase Agreement, which provides for, among other things, (i) reduction of the maximum facility amount to $100,000, with the option to increase the maximum facility amount up to $200,000 with the consent of Wells Fargo and (ii) extension of the funding period termination date and facility maturity date to August 30, 2021.

The Company incurred $1,544 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2020, $156 had yet to be amortized to interest expense.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of September 30, 2020 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

On August 3, 2020, and effective March 31, 2020, the Company, as guarantor, entered into a Second Amendment to Guarantee Agreement, or the GS-1 Guarantee Amendment, with Goldman Sachs, as buyer, which amended the guarantee agreement, or the GS-1 Guarantee, pursuant to which the Company guarantees 50% of GS-1’s obligations under the GS-1 Repurchase Agreement subject to the limitations specified therein. The GS-1 Guarantee Amendment, among other things, set the minimum adjusted tangible net worth the Company is required to maintain at (i) 75% of all equity capital raised by the Company from and after its date of formation plus (ii) 75% of certain outstanding capital commitments minus (iii) 75% of the amounts expended by the Company for equity redemptions or repurchases from and after its date of formation.

The Company incurred $2,063 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2020, $277 had yet to be amortized to interest expense.

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

The Company incurred $256 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2020, $133 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $12,427 for the period from November 7, 2016 (Inception) to September 30, 2020. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that the Company has achieved economies of scale sufficient to ensure that it can bear a reasonable level of expenses in relation to its income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised thereafter. During the nine months ended September 30, 2020, the Company paid $46 to FS Real Estate Advisor for organization costs previously funded. As of September 30, 2020, $12,381 of organization and offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement during the three and nine months ended September 30, 2020 and 2019:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$760	$204	$2,076	$429
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$465	$104	$903	$152
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$810	$689	$1,698	$1,866

(1)

During the nine months ended September 30, 2020 and 2019, $1,642 and $270, respectively, in base management fees were paid to FS Real Estate Advisor. As of September 30, 2020, $757 in base management fees were payable to FS Real Estate Advisor.

(2)

During the nine months ended September 30, 2020 and 2019, $438 and $72, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2020, $465 in performance fees were payable to FS Real Estate Advisor.

(3)

During the nine months ended September 30, 2020 and 2019, $1,610 and $1,688, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2020 and December 31, 2019, the Company accrued $12,904 and $6,290, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2020, the Company accrued $5,339 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $579 in reimbursements for the nine months ended September 30, 2020. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2020, the Company received $4,942 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2020, the Company had $397 of reimbursements due from FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment eligibility expiration
September 30, 2020	$397	$397	September 30, 2023
June 30, 2020	182	182	June 30, 2023
March 31, 2020	—	—	N/A
December 31, 2019	500	500	December 31, 2022
September 30, 2019	491	491	September 30, 2022
June 30, 2019	420	420	June 30, 2022
March 31, 2019	537	537	March 31, 2022
December 31, 2018	709	709	December 31, 2021
September 30, 2018	645	645	September 30, 2021
June 30, 2018	561	561	June 30, 2021
March 31, 2018	356	356	March 31, 2021
December 31, 2017	377	377	December 31, 2020
September 30, 2017	164	—	Expired September 30, 2020

	$5,339	$5,175

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

Each of FS Investments and Rannel Investments, LLC (f/k/a Rialto Investments, LLC) (“RI”), a former affiliate of Rialto, the Company’s sub-adviser, previously committed to purchase, or to cause its designees to purchase, the Company’s Class F shares and to maintain a minimum investment of $10,000 in Class F shares until such date as the Company reaches $750,000 in net assets (the “Minimum Investment Amount”). In addition, FS Investments and the Company’s board of directors had agreed that FS Investments would commit to purchase up to approximately $21,400 in Class F shares if required to fund additional investments. This commitment expired on November 1, 2020.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of November 10, 2020, FS Investments (including its affiliates and designees) owned approximately $21,500 in Class F shares.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	248,615	3,342,412	240,665	642,576	978,832	5,453,100
Reinvestment of distributions	21,354	—	25,610	46,607	7,472	24,494	22,264	147,801
Redemptions of common stock	(591,722)	—	(42,441)	(284,499)	(10,304)	(205,668)	(396,702)	(1,531,336)
Transfers in or out	—	—	—	—	—	(14,283)	14,621	338

Balance as of September 30, 2020	904,787	141,116	1,213,620	4,456,107	560,435	1,804,937	1,849,375	10,930,377

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	6,253	84,726	6,054	16,202	24,113	137,348
Reinvestment of distributions	532	—	643	1,178	188	617	548	3,706
Redemptions of common stock	(14,766)	—	(1,067)	(7,184)	(259)	(5,175)	(9,733)	(38,184)
Transfers in or out	—	—	—	—	—	(361)	361	—
Accrued stockholder servicing fees(1)	—	—	(257)	(6,351)	(73)	(790)	—	(7,471)

Balance as of September 30, 2020	$22,185	$3,548	$29,188	$103,798	$13,925	$42,250	$45,656	$260,550

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	607,328	—	126,177	596,904	822,036	2,152,445
Reinvestment of distributions	80,150	—	9,466	16	1,922	4,887	6,259	102,700
Redemptions of common stock	(227)	(51,897)	(961)	—	—	(8,497)	(1,245)	(62,827)

Balance as of September 30, 2019	2,551,787	141,116	740,414	3,789	189,033	1,011,286	955,576	5,593,001

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	15,264	—	3,176	15,055	20,291	53,786
Reinvestment of distributions	1,990	—	239	—	48	124	155	2,556
Redemptions of common stock	(6)	(1,284)	(24)	—	—	(214)	(31)	(1,559)
Accrued stockholder servicing fees(1)	—	—	(668)	(1)	(40)	(1,069)	—	(1,778)

Balance as of September 30, 2019	$63,253	$3,548	$17,798	$90	$4,691	$23,632	$23,582	$136,594

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

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the nine months ended September 30, 2020 and 2019, the Company repurchased 943,601 and 62,827, respectively, of shares of common stock under its share repurchase plan representing a total of $23,517 and $1,559, respectively. The remaining redemption requests received during the nine months ended September 30, 2020, totaling 179,318 shares, went unfulfilled as a result of redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result all valid repurchase requests for the June 2020 repurchase period were satisfied. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2019.

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

Preferred Stock

During the nine months ended September 30, 2020, a subsidiary of the Company issued 125 shares of Series A preferred stock for proceeds of $125.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2020:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2020	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 27, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 28, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
July 30, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 28, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
September 29, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450

Total	$1.4690	$1.4690	$1.0757	$1.0757	$1.1792	$1.1792	$1.2350

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions:
Paid or payable in cash	$2,912	1,318	$7,993	$3,266
Reinvested in shares	1,365	1,010	3,706	2,556

Total distributions	$4,277	$2,328	$11,699	$5,822

Source of distributions:
Cash flows from operating activities	$4,277	2,328	$11,699	$5,822
Offering proceeds	—	—	—	—

Total sources of distributions	$4,277	$2,328	$11,699	$5,822

Net cash provided by operating activities(1)	$4,904	3,059	$18,993	$8,651

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. On October 26, 2020, the Company’s board of directors authorized regular monthly cash distributions for October 2020 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1710	$0.1710	$0.1273	$0.1273	$0.1388	$0.1388	$0.1450

The October 2020 distributions for each class of outstanding common stock were paid on October 30, 2020 to stockholders of record as of October 29, 2020. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2020 (Unaudited)				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	—	—	—	—	$6,651	—	$6,651	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2020 (Unaudited)			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$60,161	$60,161	$60,156	$78,155	$78,155	$78,155
Loans receivable(1)	$599,015	$597,877	$595,540	$406,645	$405,985	$407,283
Mortgage-backed securities held-to-maturity	$37,085	$50,300	$37,085	—	—	—
Financial Liabilities
Repurchase obligations(2)	$104,740	$105,173	$105,173	—	—	—
Collateralized loan obligation(2)	$322,906	$327,665	$327,665	$322,182	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.

(2)	Book value represents the face amount, net of deferred financing costs.

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

Consolidated Variable Interest Entities

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

The following table details the assets and liabilities of the Company’s consolidated CLO as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Restricted cash	$183	$35,706
Loans receivable	424,470	385,408
Interest receivable	1,912	1,100
Other assets	10,432	5,241

Total assets	$436,997	$427,455

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,759 and $5,483, respectively)	$322,906	$322,182
Interest payable	213	764

Total liabilities	$323,119	$322,946

Assets held by the VIE are restricted and can be used only to settle obligations of the VIE. The liabilities are non-recourse to the Company and can only be satisfied from the assets of the VIE.

Non-Consolidated Variable Interest Entities

In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,085 as of September 30, 2020.

The Company is not obligated to provide, nor has it provided financial support to these consolidated and non-consolidated VIEs.

Note 10. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

losses pursuant to these contracts. Management of FS Real Estate Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

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

See Note 6 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments and for the reimbursement of amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement.

Note 11. Subsequent Events

The following is a discussion of material events that have occurred subsequent to September 30, 2020 through the issuance of the unaudited consolidated financial statements.

Coronavirus Impact

The Company continues to closely monitor the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it is impacting its borrowers and business partners. While the Company did not incur significant disruptions during the nine months ended September 30, 2020 from the coronavirus pandemic, the Company has been proactively addressing potential impacts of the COVID-19 pandemic on its loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of the Company’s borrowers have indicated that due to the impact of the COVID-19 pandemic, they have experienced negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, the Company has had discussions with its borrowers to address potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors. The extent to which the coronavirus impacts the Company’s investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the severity of the coronavirus on the population, the impact of previously-announced and potential future government stimulus programs, and the actions taken by government agencies to contain the coronavirus and eventually fully reopen the economy.

Status of Offerings

As of November 10, 2020, the Company has issued 14,836,660 shares of common stock (consisting of 2,582,752 shares of Class F common stock, 193,013 shares of Class Y common stock, 1,271,796 shares of Class T common stock, 5,556,416 shares of Class S common stock, 577,900 shares of Class D common stock, 2,162,776 shares of Class M common stock and 2,492,007 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $372,216.

Share Repurchases

In connection with the Company’s October 2020 repurchase period, the Company repurchased an aggregate of 54,826 shares of common stock representing a total of $1,359.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Loan fundings(1)	$4,884	$214,855
Loan repayments	(22,782)	(22,998)

Total net fundings	$(17,898)	$191,857

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)	December 31, 2019
Number of loans	31	24
Principal balance	$597,877	$405,985
Net book value	$599,015	$406,645
Unfunded loan commitments(1)	$46,596	$44,226
Weighted-average cash coupon(2)	L+4.21%	L+4.22%
Weighted-average all-in yield(2)	L+4.32%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.5	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of September 30, 2020:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	2/27/2020	$58,377	$55,263	$55,278	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
2 Senior Loan	4/9/2019	38,000	38,000	37,994	L+3.75%	L+3.76%	4/9/2024	New York, NY	Mixed Use	75%
3 Senior Loan	9/14/2017	34,310	32,674	32,844	L+4.25%	L+4.38%	9/9/2022	Memphis, TN	Office	73%
4 Senior Loan	3/6/2020	31,000	31,000	31,027	L+4.00%	L+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
5 Senior Loan	3/5/2020	30,500	24,567	24,559	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
6 Senior Loan	4/20/2018	30,000	30,000	29,983	L+4.00%	L+4.00%	5/9/2021	New York, NY	Office	54%
7 Senior Loan	6/28/2019	28,500	28,500	28,553	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
8 Senior Loan	8/2/2019	24,250	24,250	24,333	L+5.00%	L+5.34%	8/15/2024	Philadelphia, PA	Mixed Use	68%
9 Senior Loan	2/19/2019	23,820	14,300	14,360	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
10 Senior Loan	7/18/2018	22,650	21,022	21,100	L+5.25%	L+5.42%	8/9/2023	Gaithersburg, MD	Hospitality	80%
11 Senior Loan	7/24/2019	21,500	18,500	18,542	L+4.00%	L+4.14%	12/9/2024	Katy, TX	Office	76%
12 Senior Loan	4/5/2018	21,000	18,962	19,066	L+4.00%	L+4.25%	4/9/2023	Austin, TX	Office	57%
13 Senior Loan	5/2/2018	20,650	20,550	20,628	L+3.66%	L+3.83%	5/1/2023	East Orange, NJ	Multifamily	77%
14 Senior Loan	12/19/2019	20,500	20,500	20,487	L+3.00%	L+3.03%	12/19/2023	Jersey City, NJ	Multifamily	47%
15 Senior Loan	2/27/2020	19,700	19,700	19,699	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
16 Senior Loan	12/6/2017	18,660	14,212	14,298	L+3.85%	L+4.02%	12/9/2022	Landover, MD	Office	67%
17 Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
18 Senior Loan	2/19/2020	18,000	14,400	14,413	L+3.50%	L+3.48%	3/9/2025	Los Angeles, CA	Mixed Use	71%
19 Senior Loan	10/22/2019	17,500	14,699	14,738	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
20 Senior Loan	2/10/2020	17,200	15,490	15,486	L+3.35%	L+3.36%	2/9/2025	South El Monte, CA	Industrial	66%
21 Senior Loan	6/29/2018	15,997	10,097	10,152	L+4.25%	L+4.43%	7/9/2023	Jacksonville, FL	Multifamily	68%
22 Senior Loan	7/26/2018	15,661	15,661	15,711	L+3.50%	L+3.67%	8/9/2023	Fayetteville, NC	Industrial	72%
23 Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.50%	12/5/2026	New York, NY	Multifamily	75%
24 Senior Loan	2/22/2018	13,400	12,633	12,689	L+4.00%	L+4.17%	3/9/2023	Las Vegas, NV	Multifamily	75%
25 Senior Loan	11/15/2019	12,150	11,749	11,763	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
26 Senior Loan	3/7/2018	12,050	12,050	12,126	L+5.00%	L+5.38%	3/7/2022	Las Vegas, NV	Hospitality	71%
27 Senior Loan	6/11/2018	12,000	12,000	12,043	L+4.00%	L+4.17%	6/9/2023	Miami, FL	Retail	65%
28 Senior Loan	6/11/2018	11,000	11,000	11,039	L+4.50%	L+4.67%	6/9/2023	Miami, FL	Retail	78%
29 Senior Loan	2/19/2020	10,500	10,500	10,487	L+3.50%	L+3.53%	3/9/2025	Los Angeles, CA	Retail	71%
30 Senior Loan	6/11/2018	6,750	6,750	6,775	L+4.25%	L+4.42%	6/9/2023	Miami, FL	Retail	61%
31 Senior Loan	8/23/2019	5,746	5,746	5,740	L+3.75%	L+3.79%	4/9/2024	New York, NY	Multifamily	67%

Total/Weighted Average		$644,473	$597,877	$599,015	L+4.21%	L+4.32%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income
Interest income	$10,270	$6,175	$28,004	$15,716
Less: Interest expense	(2,733)	(2,898)	(8,940)	(7,412)

Net interest income	7,537	3,277	19,064	8,304

Other expenses
Management and performance fees	1,225	308	2,979	581
General and administrative expenses	1,456	952	3,353	2,716
Less: Expense limitation	(397)	(491)	(579)	(1,448)

Net other expenses	2,284	769	5,753	1,849

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(556)	—	(556)	—

Total other income (loss)	(556)	—	(556)	—

Net income	4,697	2,508	12,755	6,455

Preferred stock dividends	(3)	—	(10)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$4,694	$2,508	$12,745	$6,455

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense for the nine months ended September 30, 2020 was attributable primarily to an increase in borrowings in order to support our investment activities.

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

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2020, we accrued $5,339 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $579 in reimbursements for the nine months ended September 30, 2020. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2020, we received $4,942 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2020, we had $397 of reimbursements due from FS Real Estate Advisor and Rialto.

Other income (loss)

During the three and nine months ended September 30, 2020, we sold all of our investments in available-for-sale CMBS for net proceeds of $16,082, from which we realized a net loss of $556. We did not have any realized gains or losses during the three and nine months ended September 30, 2019.

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

The IPA defines MFFO as FFO adjusted for acquisition fees and expenses, amounts relating to straight line rents and amortization of premiums or accretion of discounts on debt investments, non-recurring impairments of real estate-related investments, mark-to-market adjustments included in net income, non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures.

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

Our FFO and MFFO are calculated for the nine months ended September 30, 2020 and 2019 as follows:

	Nine Months Ended September 30,
	2020	2019
Net income (GAAP)	$12,755	$6,455

Funds from operations	$12,755	$6,455

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(80)	—
Net realized loss on mortgage-backed securities available-for-sale	556	—

Modified funds from operations	$13,231	$6,455

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2020:

Components of NAV	September 30, 2020
Cash and cash equivalents	$57,840
Restricted cash	2,316
Loans receivable	599,015
Mortgage-backed securities held-to-maturity	37,085
Other assets	13,657
Repurchase agreements payable, net of deferred financing costs	(104,740)
Collateralized loan obligation, net of deferred financing costs	(322,906)
Accrued servicing fees(1)	(116)
Other liabilities	(7,148)

Net asset value	$275,003

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2020:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,702	$3,483	$30,531	$113,017	$14,112	$45,566	$45,592	$275,003
Number of outstanding shares	904,787	141,116	1,213,620	4,456,107	560,435	1,804,937	1,849,375	10,930,377

NAV per share as of September 30, 2020	$25.0904	$24.6850	$25.1568	$25.3623	$25.1806	$25.2450	$24.6524

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of September 30, 2020:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2020
Total stockholders’ equity under GAAP	$262,340
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	262,215
Adjustments:
Accrued stockholder servicing fees(1)	12,788

Net asset value	$275,003

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

Liquidity and Capital Resources

As of September 30, 2020, we had $57,840 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2020, we had $184,827 in borrowings available under our financing arrangements, subject to certain limitations. As of September 30, 2020, we had unfunded loan commitments of $46,596. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we have raised $250,000 of gross proceeds in our public offering. Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto have each agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determines that we have achieved economies of scale sufficient to ensure that we can bear a reasonable level of expenses in relation to our income. After such time, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised thereafter. We began reimbursing FS Real Estate Advisor in September 2020. As of September 30, 2020, we reimbursed $46 to FS Real Estate Advisor for organization and offering expenses previously funded.

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

COVID-19 Developments

The COVID-19 pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our borrowers. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our borrowers, its duration and magnitude, or the extent to which it will negatively impact our borrowers’ operating results or our own results of operations or financial condition. We expect that certain of our borrowers will continue to experience economic distress for the foreseeable future. The COVID-19 pandemic has had a more negative impact on certain property types, principally retail and hospitality, which have experienced extended government-mandated closures, and more recently office, which is beginning to experience lower demand due to remote working arrangements. The pandemic and the governmental response thereto may significantly limit our borrowers’ business operations and subject them to prolonged economic distress. These developments could result in a decrease in the value of our investments.

The continuation of economic disruptions relating to the COVID-19 pandemic could result in reductions to our investment income or impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain markets, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our originations of new loans, which may continue in the future based on developments relating to the pandemic.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our borrowers and business partners. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will have a negative impact on the financial condition of our borrowers, particularly those in property types most directly impacted by the pandemic.

Portfolio Update

As of September 30, 2020, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments or non-accruals in our private loan portfolio. Since the onset of the COVID-19 pandemic, we have worked with four borrowers on loans to exercise extension options, resulting in additional fee and interest income for us. In addition, two loans were repaid in full in August and September, respectively, each of which was structured with exit fees that accrued to the benefit of our stockholders. In addition, one of these loans was repaid during its minimum interest period, which resulted in the borrower paying additional interest income upon repayment.

We have continued to closely monitor our entire private loan portfolio and maintain a robust asset management relationship with our borrowers. Over the past quarter, we have utilized these relationships to proactively address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they have experienced negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have had discussions with our borrowers to address potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors.

Recently, we agreed to loan modifications on two loans that provide for a temporary deferral of all or a portion of interest payments for a specified period. We anticipate collecting all deferred contractual interest payments in accordance with the terms of each modification, as a result both loans remain on accrual status. In addition, we agreed to a non-monetary modification of one loan that provided a short-term extension of the outside completion date for an on-going renovation that had been disrupted by the COVID-19 pandemic. For the month of September, all loans remained current with the exception of one loan that did not make its debt service payment. We are currently in active discussions with the borrower to bring the loan current and expect to come to a solution in the near term.

Overall, we have been encouraged by our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. In general, we believe our borrowers are committed to supporting assets collateralizing our loans, and that we will benefit from our core business model of originating senior loans collateralized by high quality assets in desirable markets with experienced, well-capitalized borrowers. Our investment portfolio’s low origination weighted-average loan-to-value of 69% as of September 30, 2020 reflects significant equity value that we believe our borrowers are motivated to protect through periods of cyclical disruption.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2020 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	$38,150	$38,150	—	—	—
GS-1 Facility(2)	$67,023	$67,023	—	—	—
CNB Facility(3)	—	—	—	—	—

(1)

At September 30, 2020, $61,850 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At September 30, 2020, $107,977 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At September 30, 2020, $15,000 remained unused under the CNB Facility.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 89% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. Earlier this year, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2020:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$—	$(494)	$494	1.5%
Down 25 basis points(1)	$—	$(494)	$494	1.5%
No change	—	—	—	—
Up 25 basis points	$—	$833	$(833)	(2.6)%
Up 50 basis points	$—	$1,766	$(1,766)	(5.5)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

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

Our equity raise, including private offering proceeds from the sale of Class F and Class Y shares, as of September 30, 2020 resulted in the following ($ in thousands except for share amounts):

	Class F Shares(1)	Class Y Shares(1)	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,580,208	193,013	1,257,099	4,741,006	570,739	2,044,909	2,232,701	13,619,675
Gross proceeds from primary offering	$58,615	$4,758	$31,540	$119,694	$14,082	$50,664	$54,199	$333,552
Reinvestments of distributions	5,347	74	1,047	1,206	274	880	859	9,687

Total gross proceeds	63,962	4,832	32,587	120,900	14,356	51,544	55,058	343,239
Selling commissions	—	—	(991)	(695)	—	—	—	(1,686)
Stockholder servicing fees	—	—	(313)	(642)	(40)	(172)	—	(1,167)

Net offering proceeds	$63,962	$4,832	$31,283	$119,563	$14,316	$51,372	$55,058	$340,386

(1)	Class F and Class Y shares are only offered pursuant to our distribution reinvestment plan.

From the effective date of our initial public offering through September 30, 2020, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $277,013. We primarily used the net offering proceeds of this offering, together with the proceeds from our private offerings, to originate or acquire approximately $725,000 of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives. In addition to the net offering proceeds, we financed the acquisition of a portion of our investments with approximately $413,000 from financing activities, including our repurchase facilities and CLO.

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

During the three months ended September 30, 2020, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1—July 31, 2020	31,946	$25.20	31,946	—
August 1—August 31, 2020	49,081	25.17	49,081	—
September 1—September 30, 2020	51,717	25.08	51,717	—

Total	132,744	$24.79	132,744	—

(1)

Redemptions are limited as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $5,331 of shares based on our August 31, 2020 NAV in the third quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Sales of Unregistered Securities

On August 3, 2020, we issued 865 unregistered restricted shares of Class I common stock, with a grant date fair value of $24.56 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 17, 2020).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 17, 2020).

10.1	Amendment No. 3 to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.2	Second Amendment to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.3	Amendment No. 6 to Master Repurchase and Securities Contract, dated as of August 27, 2020, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 1, 2020).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2020.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)