Form 10-K
period 2020-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2021-03-29
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Common Stock, $0.01 par value per share

(Title of class)

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No established market exists for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 22, 2021, there were 911,289 outstanding shares of Class F common stock, 71,904 outstanding shares of Class Y common stock, 1,293,138 outstanding shares of Class T common stock, 7,218,383 outstanding shares of Class S common stock, 547,030 outstanding shares of Class D common stock, 2,175,350 outstanding shares of Class M common stock and 2,991,715 outstanding shares of Class I common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2020

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of shares of our Class Y common stock and previously conducted a private offering of our Class F common stock. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

FS Real Estate Advisor’s senior management team has significant experience in private debt, private equity and real estate investing, and has developed an expertise in using all levels of the corporate capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Real Estate Advisor’s management team, allows FS Real Estate Advisor to successfully execute our investment strategy.

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

FS Investments is headquartered in Philadelphia, Pennsylvania with offices in Orlando, Florida, New York, New York and Leawood, KS. The firm had approximately $23 billion in assets under management as of December 31, 2020.

About Rialto

FS Real Estate Advisor has engaged Rialto to act as the sub-adviser. Rialto assists FS Real Estate Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto also oversees the management of our investment portfolio.

Founded in 2007, Rialto, which together with Rialto Capital Group Holdings, Inc. and its subsidiaries, is an integrated investment and asset management and operating business with approximately 263 professionals operating from 16 locations across the United States and Europe as of December 31, 2020. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. Rialto was previously 100% owned by Lennar Corporation (NYSE: LEN and LEN.B). On November 30, 2018, Rialto was acquired by funds managed by Stone Point Capital, LLC, a financial services-focused private equity firm based in Greenwich, Connecticut, in partnership with Rialto’s management team.

From 2009 through December 31, 2020, Rialto has participated in approximately $13.2 billion of equity investments. Out of this total amount of investments, approximately $11.0 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $8.5 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $16.6 billion.

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

Because most real estate markets are cyclical in nature, we believe that a broadly diversified investment strategy will allow us to more effectively deploy capital into assets where the underlying investment fundamentals are relatively strong and away from those sectors where such fundamentals are relatively weak. We seek to create and maintain a portfolio of investments that generates a low volatility income stream of attractive and consistent cash distributions by investing across geographic regions in the United States and across property types, including office, lodging, residential, retail, industrial, and health care sectors.

We expect to capitalize on Rialto’s experience, national footprint and origination platform to deploy significant amounts of capital in investments with attractive risk-return profiles. Rialto is able to use its integrated platform and deep underwriting team to provide in-house evaluations of a wide variety of loans and markets. We believe Rialto’s ability to pivot throughout real estate cycles, taking advantage of opportunities with the potential to generate attractive risk-adjusted returns across the capital structure, is a competitive advantage for us in executing upon our investment objectives.

We target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. All investment decisions are made with a view to maintaining our qualification as a REIT, our exemption from registration under the 1940 Act.

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

The following table details overall statistics for our loans receivable portfolio as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Number of loans	35	24
Principal balance	$699,250	$405,985
Net book value	$700,149	$406,645
Unfunded loan commitments(1)	$100,389	$44,226
Weighted-average cash coupon(2)	L+4.25%	L+4.22%
Weighted-average all-in yield(2)	L+4.35%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.

(2)

Our floating rate loans were indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$174,483	25%	$121,151	30%
Industrial	168,876	24%	30,019	7%
Multifamily	130,648	19%	81,111	20%
Mixed Use	91,556	13%	76,833	19%
Hospitality	62,759	9%	56,221	14%
Retail	52,128	7%	41,310	10%
Self Storage	19,699	3%	—	—

Total	$700,149	100%	$406,645	100%

	December 31, 2020		December 31, 2019
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$311,123	44%	$163,486	40%
West	201,318	29%	80,319	20%
Northeast	168,009	24%	152,874	38%
Various	19,699	3%	—	—
Midwest	—	—	9,966	2%

Total	$700,149	100%	$406,645	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

For additional information regarding our loan portfolio as of December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.

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

As of December 31, 2020, we have issued 1,299,516 shares of Class T common stock, 6,082,524 shares of Class S common stock, 585,775 shares of Class D common stock, 2,235,665 shares of Class M common stock and 2,605,649 shares of Class I common stock in our public offering and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $324,223.

The termination date of our public offering will be March 2, 2023, unless extended in accordance with the SEC’s rules. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.

We are also conducting a private offering of shares of our Class Y common stock to certain accredited investors and previously conducted a private offering of shares of our Class F common stock to certain accredited investors. As of December 31, 2020, we have issued 2,587,890 of our Class F common stock and 193,013 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $68,987.

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

Below is a summary of our outstanding financing arrangements as of December 31, 2020:

	As of December 31, 2020
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes(2)	Collateralized Loan Obligation	L+1.20% - 2.50%(3)	$327,665	$—	December 18, 2036	(4)
WF-1 Facility(5)	Repurchase	L+2.15% - 2.50%(6)	29,889	70,111	August 30, 2021
GS-1 Facility(7)	Repurchase	L+1.75% - 2.75%(8)	95,571	79,429	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	25,000	August 23, 2022

Total			$453,125	$174,540

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $411,455 and $409,497, respectively.

(3)	LIBOR is subject to a 0.00% floor.

(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $39,945 and $39,977, respectively.

(6)

LIBOR is subject to a 0.00% floor. FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(7)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $127,512 and $126,995 respectively.

(8)

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

Human Capital

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

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. Further details regarding each risk included in the below summary list can be found further below.

An investment in our common stock involves significant risk. Investors should carefully consider the information found in “Risk Factors” before deciding to invest in shares of our common stock. The following are some of the risks involved in an investment in us:

•	An investor will not have the opportunity to evaluate our future investments before we make them.

•

The purchase and repurchase price for shares of our common stock is generally based on our prior month’s NAV (subject to material changes as described herein), and is not based on any public trading market. Because the valuation of our investments are inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.

•

Since there is no public trading market for shares of our common stock, repurchase of shares by us is likely the only way for an investor to dispose of shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid. Finally, we are not obligated by our charter or otherwise to effect a liquidity event at any time.

•

We cannot guarantee that we will continue to make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Funding distributions from sources other than cash flow from operations is likely to occur in early stages of our offering before proceeds from the offering are fully invested.

•

We have no employees and are dependent on our adviser and the sub-adviser to conduct our operations. Our adviser and the sub-adviser face conflicts of interest as a result of, among other things, the obligation to allocate investment opportunities among us and other investment vehicles, the allocation of time of their investment professionals and the substantial fees and expenses that we pay to the adviser and its affiliates.

•	This is a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.

•	There are limits on the ownership and transferability of our shares.

•	If we fail to qualify as a REIT and no relief provisions apply, our NAV and the amount of cash available for distribution to our stockholders could materially decrease.

Risks Related to an Investment in Us

We have a limited operating history and there can be no assurance that we will be able to successfully achieve our investment objectives.

We were formed on November 7, 2016 and commenced investment operations on September 13, 2017. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to achieve our investment objectives and that the value of our common stock could decline substantially. We rely on FS Real Estate Advisor to conduct our operations, which has a limited operating history and limited experience operating a public company.

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

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.

The total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector and the turbulence in the stock market related to the coronavirus pandemic, could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Repurchase requests for the months of March, April and May 2020 exceeded the monthly repurchase limit. As a result, shares repurchased at the end of each month were repurchased on a pro rata basis and each stockholder that requested to have shares repurchased in March received approximately 65.7% of the requested amount, in April received 73.6% of the requested amount and in May received 93.6% of the requested amount. In June 2020, repurchase requests would have exceeded the quarterly cap, but our board of directors increased the cap and as a result, all repurchase requests were satisfied. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.

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

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

We compete to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser will be successful in obtaining suitable investments on financially attractive terms or that, if our adviser makes investments on our behalf, our objectives will be achieved. The more money we raise in our offerings, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser, are unable to find suitable investments promptly, we will hold the proceeds from our offerings in short-term, low risk, highly-liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.

We depend upon key personnel of our adviser, the sub-adviser and their respective affiliates.

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. Our officers are also employees of our adviser. We depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our adviser and the sub-adviser to achieve our investment objectives, all of whom would be difficult to replace. Our adviser, with the assistance of the sub-adviser, is responsible for evaluating, negotiating, structuring, closing and monitoring our investments in accordance with the terms of the advisory agreement.

We depend upon the senior professionals of our adviser and the sub-adviser to maintain relationships with potential sources of investments, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure investors that these individuals will continue to be employed by our adviser or the sub-adviser or that they will continue to be available to us to provide investment advice. If these individuals, including the members of our adviser’s investment committee, do not maintain their existing relationships with our adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or manage our investment portfolio. We believe that our future success depends, in large part, on FS Real Estate Advisor’s and Rialto’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to employ and retain such personnel is intense, and we cannot assure investors that FS Real Estate Advisor or Rialto will be successful in doing so. In addition, individuals with whom the senior professionals of our adviser or the sub-adviser have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

If our adviser or the sub-adviser is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on our adviser’s and the sub-adviser’s ability to identify, invest in and monitor assets that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon our adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our adviser has substantial responsibilities under the advisory agreement, certain, of which it has engaged the sub-adviser to perform. The personnel of our adviser and the sub-adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with the continuing negative impact of the COVID-19 pandemic on the global economy, volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

Risks Related to Our Public Offering and Our Corporate Structure

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

Our investors will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,050,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Our ability to conduct our continuous offering successfully depends, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect that more than 40% of our assets will be “investment securities”.

If, however, the value of the assets of our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of our total assets, then we will seek to rely on Section 3(c)(6) of the 1940 Act, which excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. We will be “primarily engaged,” through wholly owned and majority- owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate, as described in Section 3(c)(5)(C).

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

We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. We intend to invest in transitional loans, construction loans, and mortgage loan participations that meet the parameters of Section 3(c)(5)(C) based on no-action letters issued by the SEC staff and other SEC interpretive guidance. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exception from registration. Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than

10 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the 1940 Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

To ensure that we are not required, as such requirements have been interpreted by the SEC staff, to register as an investment company, we may be unable to dispose of assets that we would otherwise want to sell and may need to sell assets that we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests that we would otherwise want to acquire. Although we intend to monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exception from the definition of investment company. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of and liquidate us. Moreover, if we are required to register as an investment company, the requirements imposed on registered investment companies under the 1940 Act would make it unlikely that we would be able to operate our business as currently contemplated and as described in this Annual Report on Form 10-K.

Purchases and repurchases of our shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares is equal to the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor submits their subscription or repurchase request may be significantly different than the offering price an investor pays or the repurchase price received. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our real estate-related debt and other targeted investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of stockholders’ investment.

For the purposes of calculating our NAV, our investments are initially valued at amortized cost upon their acquisition which we expect to represent fair value at that time. Thereafter, the valuations of our real estate-related debt and other investments, as necessary, will be conducted in accordance with our valuation guidelines and, depending on the asset type, will continue to be valued at amortized cost or will take into consideration valuations by the sub-adviser and by independent third party valuation services. Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately and fairly determine the value of our assets, determinations, appraisals and valuations are only estimates, and ultimate realization depends on conditions beyond our adviser’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock or the price we paid to repurchase shares of our common stock. Because the repurchase price per share for each class of common stock is equal to the transaction price on the applicable repurchase date (which is generally equal to our prior month’s NAV per share), stockholders may receive less than realizable value for your investment.

No rule, regulation, or industry practice requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to our valuation guidelines.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV and there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price for shares of common stock. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV, as other public REITs may use different methodologies or assumptions to determine their NAV. In addition, our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation guidelines at least annually and may, at any time, adopt changes to our valuation guidelines.

Our NAV per share may suddenly change if the values of stockholders’ investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Some of our more illiquid investments are not appraised more frequently than once per quarter. As such, when these new appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes, including as a result of the coronavirus pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable, including as a result of economic fallout from the coronavirus pandemic. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.

Risks Related to Conflicts of Interest

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with FS Investments, our adviser, our adviser’s investment committee and the sub-adviser, there may be times when FS Investments, our adviser, the sub-adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest. The members of our adviser’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our adviser or its affiliates. Similarly, our adviser, the sub-adviser or their respective affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may prevent them from presenting attractive investment opportunities to us or otherwise may not be in the best interests of us or our stockholders. For example, the members of our adviser’s investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our adviser. Similarly, the sub-adviser and its affiliates manages or serves as the advisor to separately managed accounts, investment funds and other investment vehicles that invest in real estate-related assets and there are certain contractual limitations on the investment opportunities that Rialto may present to us. Our adviser and the sub-adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their allocation policies. In addition, not all conflicts of interest can be expected to be resolved in our favor.

Our adviser and the sub-adviser will face a conflict of interest because the fees they and the dealer manager will receive are based in part on our NAV, which our adviser is responsible for determining and which may reflect valuations performed by our adviser and the sub-adviser.

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

We may purchase CMBS or other investment vehicles that include mortgage loans originated by an affiliate of the sub-adviser or engage in other transactions with an affiliate of the sub-adviser. While all decisions to purchase CMBS or engage in other transactions in these circumstances are made by our adviser, who is un-affiliated with the sub-adviser, such transactions would benefit affiliates of the sub-adviser. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties given our adviser’s dependency on the sub-adviser to implement our investment strategy and manage our investment portfolio.

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

In addition, since Rialto and its affiliates, and Stone Point and its affiliates engage in a broad spectrum of real estate related activities, they may have direct or indirect interests in real properties that are in the same markets as, and compete with, certain of the real properties underlying our investments. Consequently, personnel of Rialto or its affiliates who perform services on our behalf may also perform services related to real properties that compete with the real properties underlying our investments.

Having acquired multiple deals from loan contributors and issuing banks, Rialto’s affiliates have developed extensive relationships which provide a source of potential opportunities for clients as well as Rialto and its affiliates. However, it is further possible that such business opportunities could present conflicts between our interests and that of Rialto and its affiliates.

Affiliates of the sub-adviser will participate in various capacities in asset-backed securities transactions which may be target investments and they will derive ancillary benefits from such transactions.

We may invest in asset-backed securities transactions, including CMBS transactions, in which certain affiliates of the sub-adviser or other clients will directly or indirectly sell commercial mortgage loans or other assets (and, therefore, certain affiliates of the sub-adviser will participate in such asset-backed securities transactions as a sponsor and/or mortgage loan seller). In addition, the investor in the B-piece of a CMBS pool typically has the right to appoint the special servicer for the loans that are serviced under that pool’s pooling and servicing agreement (“Pooling and Servicing Agreement”). It is expected that Rialto Capital Advisors, LLC (“RCA”), an affiliate of the sub-adviser, will be appointed as the special servicer for asset-backed securities transactions in which we invest. Typically, the special servicer is primarily responsible for making decisions and performing certain servicing functions with respect to mortgage loans as to which specified events (such as a default or an imminent default) have occurred and for reviewing, evaluating and processing and/or providing or withholding consent as to certain major decisions. RCA is remunerated for these services, and such remuneration will not offset other fees payable to the adviser, sub-adviser or their respective affiliates. Affiliates of RCA may also be entitled to fees where an affiliate serves as a sponsor of a CMBS pool, and such remuneration will not offset other fees payable to the sub-adviser and its affiliates from us. Affiliates of the sub-adviser also may participate in asset-backed securities transactions in which we invest in other capacities or roles. As it is expected that affiliates of the sub-adviser will participate in asset-backed securities transactions in which we invest as a mortgage loan seller, a sponsor, a special servicer and/or in other capacities or roles, affiliates of the sub-adviser will derive ancillary benefits from such transactions, and their respective incentives may not be aligned with our interests. In particular, in such transactions affiliates of the sub-adviser will receive compensation, commissions, payments, rebates, remuneration and/or business opportunities in connection with or as a result of their participation in such asset-backed securities transactions (which may continue even after an investment is disposed of).

The pooling and servicing agreements of CMBS pools and other pools of mortgage loans typically require the special servicer to service and administer loans in such pools in the best interest of all classes of certificate holders and without regard to any other relationship or interest that the special servicer or any of its affiliates may have with respect to the related properties or borrowers (such as an interest of a Rialto client as a lender on other debt) or any investment in the pool. In these or similar circumstances, RCA or the other party that is acting as special servicer would be required to put the interests of all classes of investors in the pool of mortgage loans ahead of the interests of only our company, and the special servicer may be required to take certain actions that would be adverse to our interests. Any such conflicts of interest would need to be resolved in accordance with the applicable mechanisms in the relevant pooling and servicing agreement, such as those pertaining to the resignation of the special servicer. Pooling and servicing agreements entered into starting with the third quarter of 2015 require the special servicer to recuse itself by resigning as special servicer with respect to the loan in connection with which the conflict arose.

The interests and incentives of property managers and borrowers may not always be aligned with our interests.

Many property managers for the properties securing our loans or their affiliates may manage additional properties, including properties that may compete with those properties. Affiliates of the property managers, and certain of the managers themselves, also may own other properties, including competing properties. The managers of the properties securing our loans may accordingly experience conflicts of interest in the management of those properties. There can be no assurance that a property manager will not divert potential tenants from a property owned or managed by it and securing one of our loans to a competing property that is owned or managed by it or an affiliate.

Many of the borrowers under our loans may own other properties and, in some cases, those other properties may compete with the property securing a loan we hold. There can be no assurance that a borrower or an affiliate of a borrower will not divert potential tenants from a property owned by such borrower and securing one of our loans to a competing property that is owned by such borrower or one of its affiliates.

If a property is leased in whole or substantial part to the borrower under a loan or to an affiliate of the borrower, there may be conflicts. For instance, a landlord may be more inclined to waive lease conditions for an affiliated tenant than it would for an unaffiliated tenant. There can be no assurance that the conflicts arising where a borrower is affiliated with a tenant will not adversely impact the value of the related loan we hold (or in a CMBS pool for which we hold certificates). Insofar as a borrower affiliate leases space at a property, a deterioration in the financial condition of the borrower or its affiliates can be particularly significant to the borrower’s ability to perform under the loan, as it can directly interrupt the cash flow from the property if the borrower’s or its affiliate’s financial condition worsens.

Our adviser and the sub-adviser face conflicts of interest relating to the fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

We pay our adviser a base management fee regardless of the performance of our portfolio. Our adviser shares the fees it receives from us with the sub-adviser. Our adviser’s entitlement to the base management fee, which is not based upon performance metrics or goals, might reduce our adviser’s or the sub-adviser’s incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the base management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

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

The fees we pay in connection with our operations and our public offering and the agreements entered into with our adviser, dealer manager and their affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The advisory agreement and dealer manager agreement were negotiated between related parties. Consequently, their terms, including fees payable to our adviser and dealer manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the advisory agreement and dealer manager agreement because of our desire to maintain our ongoing relationship with our adviser and its affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders.

Pursuant to the advisory agreement, we have agreed to indemnify our adviser and the sub-adviser for certain liabilities, which may lead our adviser or the sub-adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the advisory agreement, our adviser and the sub-adviser will not assume any responsibility to us other than to render the services called for under the agreement, and neither of them will be responsible for any action of our board of directors in following or declining to follow our adviser’s advice or recommendations. Under the terms of the advisory agreement, our adviser, its officers, members, personnel, and any person controlling or controlled by our adviser, and under the sub-advisory agreement, the sub-adviser, its officers, members, personnel, and any person controlling or controlled by the sub-adviser, will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the advisory agreement, except those resulting from acts constituting bad faith, fraud, misfeasance, intentional misconduct, gross negligence or reckless disregard of our adviser’s duties under the advisory agreement. In addition, we have agreed to indemnify our adviser and the sub-adviser and each of their respective officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the advisory agreement, provided that the following conditions are met: (i) the advisor, sub-advisor or their affiliates have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest, (ii) the advisor, sub-advisor or their affiliates were acting on our behalf or performing services for us, (iii) such liability or loss was not the result of negligence or misconduct by the advisor, sub-advisor or their affiliates and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. These protections may lead our adviser or the sub-adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

The lack of liquidity of the investments we make in real estate loans and investments, other than certain of our investments in CMBS and RMBS, may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in transactions that are exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, subordinated loans and transitional and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our adviser has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and are subject to risk of default.

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors, which we adopted without stockholders’ consent. Therefore, our investments in our target assets may at times be secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to make distributions to our stockholders.

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these assets.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

•	tenant mix;

•	success of tenant businesses, including as a result of the coronavirus pandemic;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	in the case of transitional mortgage loans, limited cash flows at the beginning;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

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

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to most other countries, including the United States. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of the coronavirus on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has caused an increase in unemployment.

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

The world-wide economic downturn could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which the coronavirus pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

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

We are currently operating in a period of capital markets disruption and economic uncertainty, which increases the risk of an investment in our company.

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

Our ability to pay distributions consistent with our historical range or to continue to pay our distributions from cash flow from operation might be adversely affected by the impact of one or more of the risk factors described herein, including those related to the COVID-19 pandemic. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. Further, we may pay distributions from sources other than cash flow from operations, including borrowings, offering proceeds, the sale of assets or other sources. To the extent we make distributions that include a return of capital, such portion of the distribution would constitute a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

Investment ratings that we may use are relative and subjective.

In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

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

Residential mortgage loans, RMBS and other pools of residential mortgage loans that we may acquire are subject to different types of risks than commercial mortgage loans and CMBS.

We may invest directly in residential mortgage loans and may purchase RMBS and/or interests in other pools of residential mortgage loans. RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the RMBS and other pools of residential mortgage loans in which we may invest are subject to all of the risks of the respective underlying mortgage loans.

Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, environmental disasters, acts of terrorism, government shutdowns, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we may invest in non-agency RMBS, which are backed by residential real property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In the event of any default under a mortgage loan we hold directly we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral (which, for many residential and other real estate properties, has already significantly declined and may decline further in the future) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on the return on our investments. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We may also invest in RMBS or other pools of residential mortgage loans that include or are backed by collateral consisting of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have a high debt-to-income ratio, and mortgage loans made to borrowers whose income is not required to be disclosed or verified.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and financial condition.

We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.

We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.

CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.

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

Risks Related to Debt Financing

For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

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

Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

You are urged to consult with your tax advisor with respect to the impact of the Tax Cuts and Jobs Act, the impact of legislation enacted to address the economic impact of the COVID-19 pandemic, and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to stockholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company, or RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income, our stockholders will be subject to special tax rules with respect to their allocable shares of out excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our stockholders. If a stockholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a stockholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity.

On December 5, 2019, we issued collateral loan obligations (“CLO”) through a REIT subsidiary that we hold through an intervening partnership. The CLO arrangement is a taxable mortgage pool, but the subsidiary

REIT structure is intended to prevent any excess inclusion income from being allocated to us or our stockholders, although the IRS might take a different view.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, or MBS, as well as stock of another REIT. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. If our subsidiary REIT failed to qualify as a REIT, we would not satisfy the 10% value asset test. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries, or TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. stockholders in taxable years beginning before January 1, 2026. Non-corporate investors in REITs may perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations whose dividends are taxed at the lower rates as qualified dividend income.

We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.

Under IRS Revenue Procedures 2017-45 and 2020-19, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% (10% for dividends declared on or after April 1, 2020 and on or before

December 31, 2020) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, operation of real property will not generate qualifying rents from real property for purposes of the REIT gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both REIT gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be subject to corporate income tax. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from sale of such property to be subject to the prohibited transaction tax.

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

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 22, 2021, we had 101 record holders of our Class F common stock, 4 record holders of Class Y common stock, 478 record holders of Class T common stock, 959 record holders of Class S common stock, 311 record holders of Class D common stock, 800 record holders of Class M common stock, and 373 record holders of Class I common stock.

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

During the year ended December 31, 2020, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(1)
January 1 - January 31, 2020	12,087	0.15%	$24.91	12,087	—
February 1 - February 29, 2020	603,135	6.69%	$24.96	15,400	—
March 1 - March 31, 2020	180,028	1.83%	$25.17	180,028	—
April 1 - April 30, 2020	198,093	1.94%	$24.83	198,093	—
May 1 - May 31, 2020	206,585	2.04%	$24.73	206,585	—
June 1 - June 30, 2020(2)	198,662	1.97%	$24.83	198,662	—
July 1 - July 31, 2020	31,946	0.31%	$25.20	31,946	—
August 1 - August 31, 2020	49,081	0.46%	$25.17	49,081	—
September 1 - September 30, 2020	51,717	0.47%	$25.08	51,717	—
October 1 - October 31, 2020	54,827	0.48%	$24.79	54,827	—
November 1 - November 30, 2020	22,371	0.18%	$25.06	22,371	—
December 1 - December 31, 2020	61,747	0.48%	$24.78	61,747	—

Total(3)	1,670,279			1,082,544

(1)

Repurchases are limited under the share repurchase plan as described above. During the year ended December 31, 2020, redemption requests totaling 179,318 shares went unfulfilled as a result of redemption requests reaching the limit of 2%

of our aggregate NAV during March 2020, April 2020, and May 2020. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $6,086 of shares based on our November 30, 2020 NAV in the fourth quarter of 2020 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

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

(3)

During the year ended December 31, 2020, we repurchased 587,735 of Class F shares at an average price of $24.95 outside of the share repurchase plan. See Note 6 to our consolidated financial statements included herein for additional information.

During the year ended December 31, 2020, redemption requests totaling 179,318 shares went unfulfilled as a result of the redemption requests hitting the monthly limitation of 2% of our aggregate NAV in March 2020, April 2020 and May 2020. In June 2020, we received repurchase requests in excess of our ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, our board of directors authorized management to apply the amount by which we were below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result, all valid repurchase requests for the June 2020 repurchase period were satisfied.

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

The following table reflects the cash distributions per share that we have paid on our common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Distributions:
Paid or payable in cash	$11,230	$5,156	$1,488
Reinvested in shares	5,431	3,196	2,459

Total distributions	$16,661	$8,352	$3,947

Source of distributions:
Cash flows from operating activities	$16,661	$8,352	$3,947
Offering proceeds	—	—	—

Total sources of distributions	$16,661	$8,352	$3,947

Net cash provided by operating activities(1)	$21,777	$11,071	$5,198

(1)

Cash flows from operating activities are supported by expense support payments from our advisor pursuant to our expense limitation agreement. See Note 6 to our consolidated financial statements included herein for additional information regarding our expense limitation agreement.

Use of Proceeds

On September 11, 2017, our registration statement on Form S-11 (File No. 333-216037), covering our initial public offering of up to $2,750,000 in shares of common stock, was declared effective under the Securities Act, and we commenced our initial public offering. Pursuant to our initial public offering, we offered on a continuous basis up to $2,500,000 in any combination of Class T, Class S, Class D, Class M and Class I shares of common stock in our primary offering and up to $250,000 in any combination of Class F, Class Y, Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to our distribution reinvestment plan. On March 2, 2021, we terminated our initial public offering and commenced a follow-on public offering of up to $2,750,000 in shares of common stock. FS Investment Solutions, LLC, an affiliate of FS Real Estate Advisor, served as the dealer manager of our initial public offering.

Our equity raise, including private offering proceeds from the sale of Class F and Class Y shares, as of December 31, 2020 resulted in the following ($ in thousands except for share amounts):

	Class F Shares(1)	Class Y Shares(1)	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,587,890	193,013	1,299,516	6,082,524	585,775	2,235,665	2,605,649	15,590,032
Gross proceeds from primary offering	$58,615	$4,758	$32,393	$153,287	$14,380	$55,229	$63,134	$381,796
Reinvestments of distributions	5,540	74	1,291	1,905	355	1,131	1,118	11,414

Total gross proceeds	64,155	4,832	33,684	155,192	14,735	56,360	64,252	393,210
Selling commissions	—	—	(1,019)	(963)	—	—	—	(1,982)
Stockholder servicing fees	—	—	(379)	(927)	(51)	(208)	—	(1,565)

Net offering proceeds	$64,155	$4,832	$32,286	$153,302	$14,684	$56,152	$64,252	$389,663

(1)	Class F and Class Y shares are only offered pursuant to our distribution reinvestment plan.

From the effective date of our initial public offering through December 31, 2020, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $326,290. We primarily used the net offering proceeds of our public offering, together with the proceeds from our private offerings, to originate or acquire approximately $869,000 of real estate-related investments in accordance with our investment objectives. See Note 1 to our consolidated financial statements included herein for additional information regarding our investment objectives. In addition to the net offering proceeds, we financed the acquisition of a portion of our investments with approximately $453,000 from financing activities, including our repurchase facilities and CLO.

Sales of Unregistered Securities

During the years ended December 31, 2020, 2019 and 2018, we issued 2,878, 3,461 and 3,440, respectively, of unregistered restricted shares of Class I common stock to our independent directors as compensation for their services pursuant to our independent director restricted share plan in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. For the year ended December 31, 2018, the restricted shares of Class I common stock were issued on January 5, 2018, April 2, 2018, July 3, 2018 and November 1, 2018. For the year ended December 31, 2019, the restricted shares of Class I common stock were issued on February 1, 2019, May 1, 2019, August 1, 2019 and November 1, 2018. For the year ended December 31, 2020, the restricted shares of Class I common stock were issued on February 1, 2020, May 1, 2020, August 3, 2020 and November 2, 2020. The restricted shares of Class I common stock vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017
Statement of operations data:
Interest income	$38,127	$22,378	$10,540	$788
Interest expense	(11,352)	(10,441)	(5,604)	(470)

Net interest income	26,775	11,937	4,936	318
Net other expenses	8,361	2,823	945	98
Other income (loss)	(556)	—	—	—

Net income	$17,858	$9,114	$3,991	$220

Per share information:
Net income per share of common stock-basic and diluted(1)	$1.70	$1.83	$1.84	$0.80
Distributions declared per share:(2)
Class F	$1.98	$1.88	$1.81	$0.45
Class Y	$1.98	$1.88	$1.81	$0.45
Class T	$1.46	$1.35	$1.09	—
Class S	$1.46	$1.35	$0.95	—
Class D	$1.60	$1.49	$1.17	—
Class M	$1.60	$1.49	$1.01	—
Class I	$1.67	$1.57	$1.66	—
Balance sheet data:
Total assets	$774,979	$498,780	$245,232	$53,053

Repurchase agreements payable	$125,266	—	$158,248	$22,798

Collateralized loan obligation	$323,109	$322,182	—	—

Total stockholders’ equity	$305,712	$165,787	$83,436	$29,339

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of shares of our Class Y common stock and previously conducted a private offering of shares of our Class F common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Loan fundings(1)	$358,384	$199,128
Loan repayments	(65,289)	(32,249)

Total net fundings	$293,095	$166,879

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Number of loans	35	24
Principal balance	$699,250	$405,985
Net book value	$700,149	$406,645
Unfunded loan commitments(1)	$100,389	$44,226
Weighted-average cash coupon(2)	L+4.25%	L+4.22%
Weighted-average all-in yield(2)	L+4.35%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of December 31, 2020:

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1 Senior Loan	12/29/2020	$68,093	$25,831	$25,802	L+3.75%	L+3.95%	1/9/2026	New York, NY	Multifamily	62%
2 Senior Loan	2/27/2020	58,377	55,370	55,384	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
3 Senior Loan	12/29/2020	45,000	42,240	42,221	L+4.15%	L+4.33%	1/9/2026	Hawthorne, CA	Industrial	80%
4 Senior Loan	4/9/2019	38,000	38,000	37,995	L+3.75%	L+3.75%	4/9/2024	New York, NY	Mixed Use	75%
5 Senior Loan	9/14/2017	34,310	33,663	33,749	L+4.25%	L+4.38%	9/9/2022	Memphis, TN	Office	73%
6 Senior Loan	3/6/2020	31,000	31,000	31,036	L+4.00%	L+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
7 Senior Loan	3/5/2020	30,500	24,625	24,617	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
8 Senior Loan	4/20/2018	30,000	30,000	29,999	L+4.00%	L+4.00%	5/9/2021	New York, NY	Office	54%
9 Senior Loan	6/28/2019	28,500	28,500	28,565	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
10 Senior Loan	12/18/2020	28,440	22,675	22,665	L+4.50%	L+4.51%	1/9/2026	Rockville, MD	Office	69%
11 Senior Loan	8/2/2019	24,250	24,250	24,354	L+5.00%	L+5.34%	8/15/2024	Philadelphia, PA	Mixed Use	72%
12 Senior Loan	7/18/2018	22,650	21,972	22,059	L+5.25%	L+5.42%	8/9/2023	Gaithersburg, MD	Hospitality	80%
13 Senior Loan	12/10/2020	22,300	11,900	11,880	L+5.25%	L+5.30%	1/9/2026	Los Angeles, CA	Office	55%
14 Senior Loan	7/24/2019	21,200	18,200	18,249	L+4.00%	L+4.14%	12/9/2024	Katy, TX	Office	76%
15 Senior Loan	4/5/2018	21,000	18,962	19,067	L+4.00%	L+4.17%	4/9/2023	Austin, TX	Office	57%
16 Senior Loan	12/19/2019	20,500	20,500	20,489	L+3.00%	L+3.02%	12/19/2023	Jersey City, NJ	Multifamily	47%
17 Senior Loan	2/27/2020	19,700	19,700	19,699	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
18 Senior Loan	12/6/2017	18,660	14,212	14,257	L+3.85%	L+3.98%	12/9/2022	Landover, MD	Office	67%
19 Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
20 Senior Loan	2/19/2020	18,000	14,400	14,412	L+3.50%	L+3.48%	3/9/2025	Los Angeles, CA	Mixed Use	71%
21 Senior Loan	12/18/2020	17,650	15,352	15,328	L+4.00%	L+4.13%	1/9/2026	Glendale, AZ	Multifamily	78%
22 Senior Loan	10/22/2019	17,500	14,745	14,795	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
23 Senior Loan	2/10/2020	17,200	15,633	15,629	L+3.35%	L+3.36%	2/9/2025	South El Monte, CA	Industrial	66%
24 Senior Loan	6/29/2018	15,997	10,246	10,298	L+4.25%	L+4.39%	7/9/2023	Jacksonville, FL	Multifamily	68%
25 Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.50%	12/5/2026	New York, NY	Multifamily	75%
26 Senior Loan	11/17/2020	14,550	13,140	13,130	L+4.00%	L+4.02%	12/9/2025	Vista, CA	Industrial	54%
27 Senior Loan	2/19/2019	14,300	14,300	14,370	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
28 Senior Loan	2/22/2018	13,400	12,633	12,695	L+4.00%	L+4.16%	3/9/2023	Las Vegas, NV	Multifamily	75%
29 Senior Loan	11/15/2019	12,150	11,749	11,768	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
30 Senior Loan	3/7/2018	12,050	12,050	12,135	L+5.00%	L+5.25%	3/7/2022	Las Vegas, NV	Hospitality	71%
31 Senior Loan	6/11/2018	12,000	12,000	12,049	L+4.00%	L+4.17%	6/9/2023	Miami, FL	Retail	65%
32 Senior Loan	11/17/2020	11,010	10,050	10,040	L+4.00%	L+4.03%	12/9/2025	San Diego, CA	Industrial	65%
33 Senior Loan	6/11/2018	11,000	11,000	11,045	L+4.50%	L+4.67%	6/9/2023	Miami, FL	Retail	78%
34 Senior Loan	2/19/2020	10,500	10,500	10,488	L+3.50%	L+3.53%	3/9/2025	Los Angeles, CA	Retail	71%
35 Senior Loan	6/11/2018	6,750	6,750	6,778	L+4.25%	L+4.42%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average		$799,639	$699,250	$700,149	L+4.25%	L+4.35%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.

(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from January 1, 2021 through March 22, 2021, we closed on seven senior floating-rate mortgage loans of which $127,883 was funded at closing.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net interest income
Interest income	$38,127	$22,378	$10,540
Less: Interest expense	(11,352)	(10,441)	(5,604)

Net interest income	26,775	11,937	4,936

Other expenses
Management and performance fees	4,168	904	114
General and administrative expenses	5,216	3,867	3,102
Less: Expense limitation	(1,023)	(1,948)	(2,271)

Net other expenses	8,361	2,823	945

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(556)	—	—

Total other income (loss)	(556)	—	—

Net income	17,858	9,114	3,991

Preferred stock dividends	(14)	—	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$17,844	$9,114	$3,991

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

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2020, we accrued $5,783 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $1,023 in reimbursements for the year ended December 31, 2020. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2020, we received $5,339 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2020, we had $444 of reimbursements due from FS Real Estate Advisor and Rialto.

Other income (loss)

During the year ended December 31, 2020, we sold all of our investments in available-for-sale CMBS for net proceeds of $16,082, from which we realized a net loss of $(556). We did not have any realized gains or losses during the years ended December 31, 2019 or 2018.

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

Our FFO and MFFO are calculated for the years ended December 31, 2020, 2019 and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
Net income (GAAP)	$17,858	$9,114	$3,991

Funds from operations	$17,858	$9,114	$3,991

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(215)	—	—
Net realized loss on mortgage-backed securities available-for-sale	556	—	—

Modified funds from operations	$18,199	$9,114	$3,991

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2020:

Components of NAV	December 31, 2020
Cash and cash equivalents	$15,707
Restricted cash	2,167
Loans receivable	700,149
Mortgage-backed securities held-to-maturity	37,314
Other assets	19,642
Collateralized loan obligation, net of deferred financing costs	(323,109)
Repurchase agreements payable, net of deferred financing costs	(125,266)
Accrued servicing fees(1)	(146)
Other liabilities	(5,536)

Net asset value	$320,922

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2020:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,899	$3,381	$31,304	$146,428	$13,744	$49,709	$53,457	$320,922
Number of outstanding shares	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748

NAV per share as of December 31, 2020	$25.0952	$24.6588	$25.1304	$25.3395	$25.1575	$25.2197	$24.6171

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2020:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2020
Total stockholders’ equity under GAAP	$305,712
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	305,587
Adjustments:
Accrued stockholder servicing fees(1)	15,335

Net asset value	$320,922

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

Liquidity and Capital Resources

As of December 31, 2020, we had $15,707 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2020, we had $174,540 in borrowings available under our financing arrangements, subject to certain limitations. As of December 31, 2020, we had unfunded loan commitments of $100,389. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class Y shares and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Our leverage may not exceed 300% of our total net assets (as defined in our charter).

If we are unable to raise substantial funds in our public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets or collection of loans receivable.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we have raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we had achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the year ended December 31, 2020, we reimbursed $285 to FS Real Estate Advisor for organization and offering expenses previously funded.

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

Portfolio Update

We have continued to closely monitor our entire private loan portfolio and maintain a robust asset management relationship with our borrowers. During the fourth quarter of 2020, we utilized these relationships to proactively address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they have experienced negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have had discussions with our borrowers to address potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors.

As of February 28, 2021, we had not recorded any impairments or non-accruals in our loan portfolio and 97% of our loan portfolio was current as of such date. More broadly, our lending strategy has focused on originating short-term (2–3 years), floating-rate, senior loans, which has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions, including those resulting from the COVID-19 pandemic. Through the normal course of repayments and paydowns, approximately 27% of our portfolio turned over during the year ended December 31, 2020. The repayments, along with an increase in the pace of capital raising in our continuous public offering over the last several months, provided us with significant capital to deploy into new originations at what we believe are attractive terms in the current environment.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2020 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	$29,889	$29,889	—	—	—
GS-1 Facility(2)	$95,571	$95,571	—	—	—
CNB Facility(3)	—	—	—	—	—

(1)

At December 31, 2020, $70,111 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At December 31, 2020, $79,429 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)	At December 31, 2020, $25,000 remained unused under the CNB Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of FS Investments related thereto. FS Real Estate Advisor previously agreed to advance all of our organization and offering expenses until we raised $250,000 of gross proceeds from our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we had achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 92% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2020:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$—	$(479)	$479	1.3%
Down 25 basis points(1)	$—	$(479)	$479	1.3%
No change	—	—	—	—
Up 25 basis points	$—	$857	$(857)	(2.4)%
Up 50 basis points	$149	$1,850	$(1,701)	(4.7)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FS Credit Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

March 26, 2021

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$15,707	$40,214
Restricted cash	2,167	37,941
Loans receivable	700,149	406,645
Mortgage-backed securities held-to-maturity	37,314	—
Mortgage-backed securities available-for-sale, at fair value	—	6,651
Reimbursement due from sponsor	444	500
Interest receivable	3,170	1,070
Deferred financing costs	152	500
Other assets	15,876	5,259

Total assets(1)	$774,979	$498,780

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,556 and $5,483, respectively)	$323,109	$322,182
Repurchase agreements payable (net of deferred financing costs of $194 and $0, respectively)	125,266	—
Due to related party	15,481	6,290
Interest payable	344	773
Payable for shares repurchased	1,530	62
Other liabilities	3,537	3,686

Total liabilities(1)	469,267	332,993

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 912,469 and 1,475,155 issued and outstanding, respectively	9	15
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 137,116 and 141,116 issued and outstanding, respectively	1	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,245,658 and 981,836 issued and outstanding, respectively	12	10
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 5,778,640 and 1,351,587 issued and outstanding, respectively	58	14
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 546,298 and 322,602 issued and outstanding, respectively	5	3
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 1,971,039 and 1,357,818 issued and outstanding, respectively	20	14
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 2,171,528 and 1,230,360 issued and outstanding, respectively	22	12
Additional paid-in capital	303,783	165,082
Accumulated other comprehensive income (loss)	—	17
Retained earnings	1,802	619

Total stockholders’ equity	305,712	165,787

Total liabilities and stockholders’ equity	$774,979	$498,780

(1)

The December 31, 2020 and 2019 consolidated balance sheets include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2020 and 2019, assets of the VIE totaled $429,771 and $427,455, respectively, and liabilities of the VIE totaled $323,336 and $322,946, respectively. See Note 9 to the consolidated financial statements for further details.

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net interest income
Interest income	$38,127	$22,378	$10,540
Less: Interest expense	(11,352)	(10,441)	(5,604)

Net interest income	26,775	11,937	4,936

Other expenses
Management and performance fees	4,168	904	114
General and administrative expenses	5,216	3,867	3,102
Less: Expense limitation	(1,023)	(1,948)	(2,271)

Net other expenses	8,361	2,823	945

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(556)	—	—

Total other income (loss)	(556)	—	—

Net income	17,858	9,114	3,991
Preferred stock dividends	(14)	—	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$17,844	$9,114	$3,991

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$1.70	$1.83	$1.84

Weighted average common stock outstanding	10,473,787	4,970,324	2,165,753

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$17,858	$9,114	$3,991
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(17)	27	(10)

Total other comprehensive income (loss)	(17)	27	(10)

Comprehensive income	$17,841	$9,141	$3,981

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of December 31, 2017	$10	$2	$—	$—	$—	$—	$—	$29,514	$—	$(187)	$29,339
Common stock issued	14	—	1	—	1	4	1	52,606	—	—	52,627
Distributions declared	—	—	—	—	—	—	—	—	—	(3,947)	(3,947)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	2,458	—	—	2,459
Redemptions of common stock	—	—	—	—	—	—	—	(100)	—	—	(100)
Stockholder servicing fees	—	—	—	—	—	—	—	(923)	—	—	(923)
Net income	—	—	—	—	—	—	—	—	—	3,991	3,991
Other comprehensive loss	—	—	—	—	—	—	—	—	(10)	—	(10)

Balance as of December 31, 2018	25	2	1	—	1	4	1	83,555	(10)	(143)	83,436
Common stock issued	—	—	9	14	2	10	11	112,647	—	—	112,693
Distributions declared	—	—	—	—	—	—	—	—	—	(8,352)	(8,352)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	3,195	—	—	3,196
Redemptions of common stock	(11)	(1)	—	—	—	—	—	(28,754)	—	—	(28,766)
Stockholder servicing fees	—	—	—	—	—	—	—	(5,561)	—	—	(5,561)
Net income	—	—	—	—	—	—	—	—	—	9,114	9,114
Other comprehensive income	—	—	—	—	—	—	—	—	27	—	27

Balance as of December 31, 2019	15	1	10	14	3	14	12	165,082	17	619	165,787
Common stock issued	—	—	3	46	2	8	14	185,220	—	—	185,293
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(16,661)	(16,661)
Proceeds from distribution reinvestment plan	—	—	—	1	—	1	—	5,429	—	—	5,431
Redemptions of common stock	(6)	—	(1)	(3)	—	(3)	(4)	(41,615)	—	—	(41,632)
Stockholder servicing fees	—	—	—	—	—	—	—	(10,416)	—	—	(10,416)
Offering costs	—	—	—	—	—	—	—	(42)	—	—	(42)
Net income	—	—	—	—	—	—	—	—	—	17,858	17,858
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(14)	(14)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	—	(17)

Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$17,858	$9,114	$3,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans and debt securities	(1,091)	(689)	(296)
Amortization of deferred financing costs	2,438	1,319	888
Net realized loss on sale of mortgage-backed securities available-for-sale	556	—	—
Changes in assets and liabilities
Reimbursement due from sponsor	56	208	(167)
Interest receivable	(2,100)	(366)	(563)
Other assets	5,105	(26)	(18)
Due to related party	9,191	5,378	571
Interest payable	(429)	469	265
Other liabilities	(9,807)	(4,336)	527

Net cash provided by (used in) operating activities	21,777	11,071	5,198

Cash flows used in investing activities
Origination and fundings of loans receivable	(358,384)	(199,128)	(191,437)
Principal collections from loans receivable	49,567	27,037	2,455
Exit and extension fees received on loans receivable	467	130	—
Purchases of mortgage-backed securities available-for-sale	(25,555)	(5,274)	(2,000)
Principal repayments of mortgage-backed securities available-for-sale	31,633	637	3
Purchases of mortgage-backed securities held-to-maturity	(37,099)	—	—

Net cash used in investing activities	(339,371)	(176,598)	(190,979)

Cash flows from financing activities
Issuance of common stock	185,293	112,693	52,627
Redemptions of common stock	(40,164)	(28,804)	—
Stockholder distributions paid	(10,777)	(4,744)	(1,231)
Stockholder servicing fees	(1,225)	(186)	(11)
Offering costs paid	(42)	—	—
Borrowings under repurchase agreements	193,678	152,627	168,426
Repayments under repurchase agreements	(68,218)	(311,753)	(32,550)
Borrowings under credit facility	31,000	18,700	—
Repayments under credit facility	(31,000)	(18,700)	—
Proceeds from issuance of collateralized loan obligation	—	327,665	—
Payment of deferred financing costs	(1,357)	(6,424)	(1,314)
Proceeds from issuance of preferred stock	125	—	—

Net cash provided by (used in) financing activities	257,313	241,074	185,947

Total increase (decrease) in cash, cash equivalents and restricted cash	(60,281)	75,547	166
Cash, cash equivalents and restricted cash at beginning of year	78,155	2,608	2,442

Cash, cash equivalents and restricted cash at end of year	$17,874	$78,155	$2,608

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$9,343	$8,653	$4,451

Accrued stockholder servicing fee	$9,191	$5,375	$912

Distributions payable	$1,122	$669	$257

Reinvestment of stockholder distributions	$5,431	$3,196	$2,459

Payable for shares repurchased	$1,530	$62	$100

Loan principal payments held by servicer	$15,722	$5,212	—

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class Y common stock and previously conducted a private offering of its Class F common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary, as of December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of December 31, 2020 and 2019, the Company’s investment in overnight institutional money market funds was $1,000 and $75,560, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$15,707	$40,214
Restricted cash	2,167	37,941

Total cash, cash equivalents and restricted cash	$17,874	$78,155

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

activities. The Company will charge offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2020, the Company incurred offering costs of $12,830, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any interest or penalties and none are accrued at December 31, 2020.

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

Recent Accounting Pronouncements: In June 2016, the FASB, issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. For public entities, the new standard is effective during the interim and annual periods beginning after December 15, 2019, with early

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instrument (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective date of ASU 2016-13 for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company, as a smaller reporting company, continues to evaluate the impact of this update on its consolidated financial statements.

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Number of loans	35	24
Principal balance	$699,250	$405,985
Net book value	$700,149	$406,645
Unfunded loan commitments(1)	$100,389	$44,226
Weighted-average cash coupon(2)	L+4.25%	L+4.22%
Weighted-average all-in yield(2)	L+4.35%	L+4.39%
Weighted-average maximum maturity (years)(3)	3.7	3.6

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.

(2)

The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

For the years ended December 31, 2020 and 2019, the activity in the Company’s loan portfolio was as follows:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$406,645	$239,207
Loan fundings	358,384	199,128
Loan repayments	(65,289)	(32,249)
Amortization of deferred fees on loans	876	689
Exit and extension fees received on loans receivable	(467)	(130)

Balance at end of period	$700,149	$406,645

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$174,483	25%	$121,151	30%
Industrial	168,876	24%	30,019	7%
Multifamily	130,648	19%	81,111	20%
Mixed Use	91,556	13%	76,833	19%
Hospitality	62,759	9%	56,221	14%
Retail	52,128	7%	41,310	10%
Self Storage	19,699	3%	—	—

Total	$700,149	100%	$406,645	100%

	December 31, 2020		December 31, 2019
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$311,123	44%	$163,486	40%
West	201,318	29%	80,319	20%
Northeast	168,009	24%	152,874	38%
Various	19,699	3%	—	—
Midwest	—	—	9,966	2%

Total	$700,149	100%	$406,645	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following table allocates the net book value of the Company’s loans receivable portfolio based on the Company’s internal risk ratings:

	December 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	34	689,104	98%	24	406,645	100%
4	1	11,045	2%	—	—	—
5	—	—	—	—	—	—

Total	35	$700,149	100%	24	$406,645	100%

The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of December 31, 2020 or December 31, 2019.

Note 4. Mortgage-Backed Securities

Mortgage-backed securities, available-for-sale

Commercial mortgage-backed securities, or CMBS, classified as available-for-sale are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of the Company’s investments in available-for-sale CMBS as of December 31, 2020 and 2019, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon(1)	Remaining Duration (years)
December 31, 2020
CMBS, available-for-sale	—	—	—	—	—	—	—
December 31, 2019
CMBS, available-for-sale	$6,634	$6,634	$17	$—	$6,651	3.20%	1.7

(1)	Calculated using the one-month LIBOR rate of 1.80% as of December 31, 2019.

During the year ended December 31, 2020, the Company sold all of its investments in available-for-sale CMBS for net proceeds of $16,082, from which the Company realized a net loss of $556. The Company did not have any realized gains or losses during the years ended December 31, 2019 or 2018.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Mortgage-Backed Securities (continued)

Mortgage-backed securities, held-to-maturity

The table below summarizes various attributes of the Company’s investments in held-to-maturity CMBS as of December 31, 2020 and 2019, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2020
CMBS, held-to-maturity	$37,314	—	—	$37,314
December 31, 2019
CMBS, held-to-maturity	—	—	—	—

The table below summarizes the maturities of the Company’s investments in held-to-maturity CMBS as of December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,314	—	—	$37,314	—

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2020 and 2019:

	As of December 31, 2020
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes(2)	Collateralized Loan Obligation	L+1.20% - 2.50%(3)	$327,665	$—	December 18, 2036(4)
WF-1 Facility(5)	Repurchase	L+2.15% - 2.50%(6)	29,889	70,111	August 30, 2021
GS-1 Facility(7)	Repurchase	L+1.75% - 2.75%(8)	95,571	79,429	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	25,000	August 23, 2022

Total			$453,125	$174,540

(1)	The carrying amount outstanding under the facilities approximates their fair value.

(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $411,455 and $409,497, respectively.

(3)	LIBOR is subject to a 0.00% floor.

(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $39,945 and $39,977, respectively.

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

(7)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $127,512 and $126,995 respectively.

(8)

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $413,236 and 2.12%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $206,149 and 4.36%, respectively.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and 2019.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The CLO Issuers issued five classes of notes, or the Offered Notes, (i) $224,837 Class A Senior Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.20% per annum plus, on and after the October 2025 payment date, an additional 0.25% per annum, (ii) $47,418 Class A-S Second Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.45% per annum plus, on and after the October 2025 payment date, 0.25% per annum, (iii) $27,173 Class B Third Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.90% per annum plus, on and after the October 2025 payment date, 0.50% per annum, (iv) $28,237 Class C Fourth Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 2.50% per annum plus, on and after the October 2025 payment date, 0.50% per annum, and (v) $32,501 Class D Fifth Priority Secured Floating Rate Notes Due 2036, or the Class D Notes, which bear interest at LIBOR plus 2.80% per annum plus, on and after the October 2025 payment date, 0.50% per annum. In addition, the Issuer further issued two classes of notes, or together with the Offered Notes, the 2019-FL1 Notes, (i) $9,590 Class E Sixth Priority Floating Rate Notes Due 2036, or the Class E Notes, which bear interest at LIBOR plus 4.50% per annum plus, on and after the January 2022 payment date, 0.50% per annum, and (ii) $11,188 Class F Seventh Priority Floating Rate Notes Due 2036, or the Class F Notes, which bear interest at LIBOR plus 6.00% per annum plus, on and after the January 2022 payment date, 0.50% per annum. In addition, concurrently with the issuance of the 2019-FL1 Notes, the Issuer issued 45,288 Preferred Shares, par value $0.001 per share, and with an aggregate liquidation preference equal to $1,000 per share, or the Preferred Shares. The 2019-FL1 Notes will mature at par on the December 2036 payment date (December 18, 2036 when calculated using the current U.S. federal holidays), unless redeemed or repaid prior thereto. The Company serves as the collateral manager for the Issuer.

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

As of December 31, 2020, the 2019-FL1 Notes were collateralized by a pool of interests in 21 commercial real estate loans having a total principal balance of $410,521.

The Company incurred $5,813 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of December 31, 2019, $4,556 had yet to be amortized to interest expense.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, as buyer,

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of December 31, 2020 is $100,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The WF-1 Repurchase Agreement and WF-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, WF-1 is required to maintain a certain minimum liquidity amount in a collateral account with Wells Fargo and the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than the greater of (A) (i) 75% of all equity capital raised by the Company from and after its date of formation plus (ii) 75% of certain outstanding capital commitments minus (iii) 75% of the amounts expended by the Company for equity redemptions or repurchases from and after its date of formation and (B) 75% of the then-current maximum facility size; (ii) to maintain an earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity of not less than 7.5% of the amount outstanding under the WF-1 Facility. As of December 31, 2020, the Company was in compliance with these covenants.

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

The Company incurred $1,558 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2020, $131 had yet to be amortized to interest expense.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of December 31, 2020 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The initial availability period of the GS-1 Facility (during which financing under the GS-1 Facility was available for acquisition and origination of new assets) was two years. On February 18, 2020, the GS-1 Repurchase Agreement was amended to extend the availability period to January 26, 2021 and on January 25, 2021, the GS-1 Repurchase Agreement was amended to extend the availability period to January 26, 2022. After the end of the availability period, GS-1 may exercise an option to commence a one-year amortization period, so long as certain conditions are met. During the amortization period, certain changes to the terms of the GS-1 Facility would apply, including an increase to the rate charged on each asset financed under the GS-1 Facility.

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

The GS-1 Repurchase Agreement and GS-1 Guarantee, as amended, contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount equal to or greater than (a) 75% of all equity capital raised by the Company from and after its date of formation plus (b) 75% of certain outstanding capital commitments minus (c) 75% of the amounts expended by the Company for equity redemptions or repurchases from and after its date of formation; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain liquidity at not less than 7.5% of the amount outstanding under the GS-1 Facility. As of December 31, 2020, the Company was in compliance with these covenants.

The Company incurred $2,068 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2020, $63 had yet to be amortized to interest expense.

CNB Facility

On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The initial maximum committed facility amount under the CNB Facility $10,000. This amount, with the consent of CNB, may be increased to $25,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company. On March 23, 2020, the CNB Facility was amended to, among other things, (i) increase the maximum amount of financing available from $10,000 to $15,000 and (ii) increase the minimum net asset value the Company is required to maintain from $85,000 to $100,000. On December 23, 2020, the CNB Facility was further amended to, among other things, (i) increase the maximum amount of financing available from $15,000 to $25,000 and (ii) increase the minimum net asset value the Company is required to maintain from $100,000 to $175,000.

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

The Company incurred $314 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of December 31, 2020, $152 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $13,073 for the period from November 7, 2016 (Inception) to December 31, 2020. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it has raised $250,000 of gross proceeds from its public offering.

Although such amounts may be subject to reimbursement thereafter, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the year ended December 31, 2020, the Company paid $285 to FS Real Estate Advisor for organization and offering costs previously funded. As of December 31, 2020, $12,788 of organization and offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement during the years ended December 31, 2020, 2019 and 2018:

			Year Ended December 31,
Related Party	Source Agreement	Description	2020	2019	2018
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$2,949	$752	$70
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$1,219	$152	$44
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$2,426	$2,512	$1,885

(1)

During the years ended December 31, 2020, 2019 and 2018, $2,403, $476 and $23, respectively, in base management fees were paid to FS Real Estate Advisor. As of December 31, 2020, $869 in base management fees were payable to FS Real Estate Advisor.

(2)

During the years ended December 31, 2020, 2019 and 2018, $903, $176 and $20, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2020, $316 in performance fees were payable to FS Real Estate Advisor.

(3)

During the years ended December 31, 2020, 2019 and 2018, $2,248, $2,284 and $1,826, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying consolidated statements of operations.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2020 and 2019, the Company accrued $15,481 and $6,290, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2020, the Company accrued $5,783 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $1,023 in reimbursements for the year ended December 31, 2020. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2020, the Company received $5,339 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2020, the Company had $444 of reimbursements due from FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment eligibility expiration
December 31, 2020	$444	$444	December 31, 2023
September 30, 2020	397	397	September 30, 2023
June 30, 2020	182	182	June 30, 2023
March 31, 2020	—	—	N/A
December 31, 2019	500	500	December 31, 2022
September 30, 2019	491	491	September 30, 2022
June 30, 2019	420	420	June 30, 2022
March 31, 2019	537	537	March 31, 2022
December 31, 2018	709	709	December 31, 2021
September 30, 2018	645	645	September 30, 2021
June 30, 2018	561	561	June 30, 2021
March 31, 2018	356	356	March 31, 2021
December 31, 2017	377	—	Expired December 31, 2020
September 30, 2017	164	—	Expired September 30, 2020

	$5,783	$5,242

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

Following the sale of Rialto in November 2018, RI remained a wholly-owned subsidiary of Lennar Corporation and no longer has any affiliation with Rialto or the Company other than its ownership of the Company’s Class F shares. On October 25, 2019, the Company’s board of directors approved the termination of RI’s remaining commitment to purchase Class F shares and agreed that the Company may repurchase up to approximately $17,000 of RI’s Class F Shares, in its discretion and in one or more repurchases, outside the Company’s share repurchase plan at the most recently published NAV per Class F share at the time of any such repurchase. As of December 31, 2020, all of these shares were repurchased by the Company outside of the share repurchase plan at an average price of $24.95 per Class F share.

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of March 22, 2021, FS Investments (including its affiliates and designees) owned approximately $21,800 in Class F shares.

Note 7. Stockholder’s Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	988,801	191,114	—	—	—	—	—	1,179,915
Issuance of common stock	1,387,498	—	123,923	3,752	60,774	421,104	127,882	2,124,933
Reinvestment of distributions	95,565	1,899	658	21	160	867	644	99,814
Redemptions of common stock	—	—	—	—	—	(3,979)	—	(3,979)

Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	842,857	1,347,145	258,386	946,244	1,091,101	4,485,733
Reinvestment of distributions	86,990	—	15,436	1,069	3,282	9,624	11,978	128,379
Redemptions of common stock	(1,083,699)	(51,897)	(1,038)	(400)	—	(16,042)	(1,245)	(1,154,321)

Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	281,353	4,656,388	252,499	823,387	1,341,270	7,354,897
Reinvestment of distributions	29,036	—	35,289	74,149	10,674	34,439	32,774	216,361
Redemptions of common stock	(591,722)	(4,000)	(48,685)	(288,049)	(19,762)	(230,322)	(487,739)	(1,670,279)
Transfers in or out	—	—	(4,135)	(15,435)	(19,715)	(14,283)	54,863	1,295

Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2017	$24,741	$4,785	$—	$—	$—	$—	$—	$29,526
Issuance of common stock	34,175	—	3,104	94	1,522	10,581	3,151	52,627
Reinvestment of distributions	2,353	47	16	1	4	22	16	2,459
Redemptions of common stock	—	—	—	—	—	(100)	—	(100)
Accrued stockholder servicing fees(1)	—	—	(133)	(4)	(19)	(767)	—	(923)

Balance as of December 31, 2018	61,269	4,832	2,987	91	1,507	9,736	3,167	83,589
Issuance of common stock	—	—	21,192	34,180	6,506	23,880	26,935	112,693
Reinvestment of distributions	2,160	—	389	27	83	241	296	3,196
Redemptions of common stock	(27,010)	(1,284)	(26)	(10)	—	(405)	(31)	(28,766)
Accrued stockholder servicing fees(1)	—	—	(926)	(2,859)	(81)	(1,695)	—	(5,561)

Balance as of December 31, 2019	36,419	3,548	23,616	31,429	8,015	31,757	30,367	165,151
Issuance of common stock	—	—	7,077	118,049	6,352	20,767	33,048	185,293
Reinvestment of distributions	725	—	886	1,877	268	868	807	5,431
Redemptions of common stock	(14,766)	(99)	(1,224)	(7,273)	(496)	(5,797)	(11,977)	(41,632)
Transfers in or out	—	—	(104)	(391)	(496)	(361)	1,352	—
Accrued stockholder servicing fees(1)	—	—	(280)	(8,986)	(70)	(1,080)	—	(10,416)

Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827

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

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in the Company’s share repurchase plan. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 1,670,279, 1,154,321 and 3,979, respectively, of shares of common stock under its share repurchase plan presenting a total of $41,632, $28,766 and $100, respectively. The remaining redemption requests received during the year ended December 31, 2020, totaling 179,318 shares, went unfulfilled as a result of redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in March 2020, April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result all valid repurchase requests for the June 2020 repurchase period were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2019 or 2018.

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

Preferred Stock

During the year ended December 31, 2020, a subsidiary of the Company issued 125 shares of Series A preferred stock for proceeds of $125.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2020:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2020	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 27, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 28, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
July 30, 2020	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 28, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
September 29, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
October 31, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
November 30, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
December 31, 2020	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450

Total	$1.9820	$1.9820	$1.4576	$1.4576	$1.5956	$1.5956	$1.6700

The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Distributions:
Paid or payable in cash	$11,230	$5,156	$1,488
Reinvested in shares	5,431	3,196	2,459

Total distributions	$16,661	$8,352	$3,947

Source of distributions:
Cash flows from operating activities	$16,661	$8,352	$3,947
Offering proceeds	—	—	—

Total sources of distributions	$16,661	$8,352	$3,947

Net cash provided by operating activities(1)	$21,777	$11,071	$5,198

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

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for January 2021 through March 2021 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Ordinary income	100%	100%	100%
Non-taxable return of capital	—	—	—
Capital gain	—	—	—

Total	100%	100%	100%

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$—	—	$—	—	$6,651	—	$6,651	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2020			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$17,874	$17,874	$17,874	$78,155	$78,155	$78,155
Loans receivable(1)	$700,149	$699,250	$697,533	$406,645	$405,985	$407,283
Mortgage-backed securities held-to-maturity	$37,314	$50,300	$37,314	—	—	—
Financial Liabilities
Repurchase obligations(2)	$125,266	$125,460	$125,460	—	—	—
Collateralized loan obligation(2)	$323,109	$327,665	$327,665	$322,182	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.

(2)	Book value represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity, repurchase obligations and the collateralized loan obligation are measured using unobservable inputs, or Level 3 inputs.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Variable Interest Entities (continued)

The following table details the assets and liabilities of the Company’s consolidated CLO:

	December 31, 2020	December 31, 2019
Assets:
Restricted cash	$4	$35,706
Loans receivable	411,455	385,408
Interest receivable	2,470	1,100
Other assets	15,842	5,241

Total assets	$429,771	$427,455

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,556 and $5,483, respectively)	$323,109	$322,182
Interest payable	227	764

Total liabilities	$323,336	$322,946

Assets held by the VIE are restricted and can be used only to settle obligations of the VIE. The liabilities are non-recourse to the Company and can only be satisfied from the assets of the VIE.

Non-Consolidated Variable Interest Entities

In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,314 as of December 31, 2020.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect on its financial condition or results of operations.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Summary of Quarterly Results

The following are the quarterly results of operations for the years ended December 31, 2020 and 2019, respectively. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net interest income	$7,711	$7,537	$6,606	$4,921
Net other expenses	2,608	2,284	2,156	1,313
Other income (loss)	—	(556)	—	—

Net income	$5,103	$4,697	$4,450	$3,608

Per share information-basic and diluted
Net income per share of common stock	$0.42	$0.44	$0.44	$0.40

Weighted average common stock outstanding	12,112,747	10,629,214	10,155,719	8,977,762

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net interest income	$3,633	$3,277	$2,617	$2,410
Net other expenses	974	769	593	487

Net income	$2,659	$2,508	$2,024	$1,923

Per share information-basic and diluted
Net income per share of common stock	$0.43	$0.47	$0.45	$0.51

Weighted average common stock outstanding	6,166,972	5,355,898	4,538,627	3,789,218

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 12. Subsequent Events

The following is a discussion of material events that have occurred subsequent to December 31, 2020 through the issuance of the consolidated financial statements.

COVID-19 Update

The Company continues to closely monitor the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it is impacting its borrowers and business partners. As of February 28, 2021, the Company had not recorded any impairments or non-accruals in its loan portfolio and 97% of its loan portfolio was current as of such date. More broadly, the Company’s lending strategy has focused on originating short-term (2–3 years), floating-rate, senior loans, which has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of the Company’s typical loans allows it to regularly adjust the portfolio to current market conditions, including those resulting from the COVID-19 pandemic. The

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events (continued)

extent to which the coronavirus will continue to impact the Company’s investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the severity of the coronavirus on the population, the impact of previously-announced and potential future government stimulus programs, the distribution and effectiveness of vaccines, and the actions taken by government agencies to contain the coronavirus and eventually fully reopen the economy.

Status of Offerings

As of March 22, 2021, the Company has issued 18,135,681 shares of common stock (consisting of 2,593,101 shares of Class F common stock, 193,013 shares of Class Y common stock, 1,351,155 shares of Class T common stock, 7,528,511 shares of Class S common stock, 615,664 shares of Class D common stock, 2,459,772 shares of Class M common stock and 3,394,465 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $455,129.

Share Repurchases

In connection with the Company’s January 2021 and February 2021 repurchase periods, the Company repurchased an aggregate of 100,356 shares of common stock representing a total of $2,491.

Business Update

During the period from January 1, 2021 through March 22, 2021, we closed on seven senior floating-rate mortgage loans of which $127,883 was funded at closing.

BB-1 Facility

On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance BB-1 LLC, or BB-1, entered into a Master Repurchase Agreement, the BB-1 Repurchase Agreement, and together with the related transaction documents, the BB-1 Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The initial maximum amount of financing available under the BB-1 Facility is $175,000. BB-1 may, with the consent of Barclays, elect to increase the maximum amount of financing available to $250,000. Each transaction under the BB-1 Facility will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The initial availability period of the BB-1 Facility (during which financing under the BB-1 Facility may be used for acquisition and origination of new assets) is three years. BB-1 may extend the availability period for a one-year term extension, so long as certain conditions are met. After the end of the availability period, BB-1 may exercise an option to commence a one-year amortization period up to two times, so long as certain conditions are met. During the amortization period, certain of the terms of the BB-1 Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the BB-1 Facility.

In connection with the BB-1 Repurchase Agreement, the Company entered into a Guaranty, the BB-1 Guaranty, pursuant to which the Company guarantees 25% of BB-1’s obligations under the BB-1 Repurchase

FS Credit Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events (continued)

Agreement, subject to limitations specified therein. The BB-1 Guarantee may become full recourse to the Company upon the occurrence of certain events, including willful bad acts by the Company or BB-1.

The BB-1 Repurchase Agreement and BB-1 Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount not less than the greater of (x) 75% of the net cash proceeds of any equity issuance by the Company plus 75% of the net available capital commitments callable by the Company, minus 75% of the amounts expended for equity redemptions or repurchases by the Company and (y) 75% of the then-current maximum facility amount under the Master Repurchase and Securities Contract, dated August 30, 2017, as amended, between FS CREIT Finance WF-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, as seller, and Wells Fargo, National Association, as buyer; (ii) to maintain an EBITDA to interest expense ratio not less than 1.50 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.00 to 1.00; and (iv) to maintain minimum liquidity plus net available capital commitments, if any, at not less than 7.5% of the amount outstanding under the BB-1 Facility.

FS Credit Real Estate Income Trust, Inc.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2019

(in thousands)

Loan Type	Description	Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loan(3)(4)	Multifamily	New York, NY	L+3.75%	1/9/2026	I/O	$—	$25,831	$25,802
Senior loan(3)(4)	Industrial	Various, SC	L+3.15%	3/9/2025	I/O	—	55,370	55,384
Senior loan(3)(4)	Industrial	Hawthorne, CA	L+4.15%	1/9/2026	I/O	—	42,240	42,221
Senior loan(3)(4)	Mixed Use	New York, NY	L+3.75%	4/9/2024	I/O	—	38,000	37,995
Senior loan(3)(4)	Office	Memphis, TN	L+4.25%	9/9/2022	I/O	—	33,663	33,749
Senior loan(3)(4)	Multifamily	San Antonio, TX	L+4.00%	3/9/2024	I/O	—	31,000	31,036
Senior loan(3)(4)	Office	Jupiter, FL	L+3.00%	3/9/2025	I/O	—	24,625	24,617
Senior loan(3)(4)	Office	New York, NY	L+4.00%	5/9/2021	I/O	—	30,000	29,999
Senior loan(3)(4)	Hospitality	Davis, CA	L+5.35%	7/9/2024	I/O	—	28,500	28,565
Senior loan(3)(4)	Office	Rockville, MD	L+4.50%	1/9/2026	I/O	—	22,675	22,665
Senior loan(3)(4)	Mixed Use	Philadelphia, PA	L+5.00%	8/15/2024	I/O	—	24,250	24,354
Senior loan(3)(4)	Hospitality	Gaithersburg, MD	L+5.25%	8/9/2023	I/O	—	21,972	22,059
Senior loan(4)	Office	Los Angeles, CA	L+5.25%	1/9/2026	I/O	—	11,900	11,880
Senior loan(4)	Office	Katy, TX	L+4.00%	12/9/2024	I/O	—	18,200	18,249
Senior loan(4)	Office	Austin, TX	L+4.00%	4/9/2023	I/O	—	18,962	19,067
Senior loan(4)	Multifamily	Jersey City, NJ	L+3.00%	12/19/2023	I/O	—	20,500	20,489
Senior loan(4)	Self Storage	Various	L+3.20%	3/9/2025	I/O	—	19,700	19,699
Senior loan(4)	Office	Landover, MD	L+3.85%	12/9/2022	I/O	—	14,212	14,257
Mezzanine loan(4)	Industrial	Various, SC	10.00%	3/1/2030	I/O	—	18,102	18,102
Senior loan(4)	Mixed Use	Los Angeles, CA	L+3.50%	3/9/2025	I/O	—	14,400	14,412
Senior loan(4)	Multifamily	Glendale, AZ	L+4.00%	1/9/2026	I/O	—	15,352	15,328
Senior loan(4)	Mixed Use	Oakland, CA	L+4.50%	11/9/2024	I/O	—	14,745	14,795
Senior loan(4)	Industrial	South El Monte, CA	L+3.35%	2/9/2025	I/O	—	15,633	15,629
Senior loan(4)	Multifamily	Jacksonville, FL	L+4.25%	7/9/2023	I/O	—	10,246	10,298
Mezzanine loan(4)	Multifamily	New York, NY	L+7.50%	12/5/2026	I/O	—	15,000	15,000
Senior loan(4)	Industrial	Vista, CA	L+4.00%	12/9/2025	I/O	—	13,140	13,130
Senior loan(4)	Industrial	Bordentown, NJ	L+3.95%	3/9/2024	I/O	—	14,300	14,370
Senior loan(4)	Multifamily	Las Vegas, NV	L+4.00%	3/9/2023	I/O	—	12,633	12,695
Senior loan(4)	Retail	Holly Springs, GA	L+4.00%	11/9/2024	I/O	—	11,749	11,768
Senior loan(4)	Hospitality	Las Vegas, NV	L+5.00%	3/7/2022	I/O	—	12,050	12,135
Senior loan(4)	Retail	Miami, FL	L+4.00%	6/9/2023	I/O	—	12,000	12,049
Senior loan(4)	Industrial	San Diego, CA	L+4.00%	12/9/2025	I/O	—	10,050	10,040
Senior loan(4)	Retail	Miami, FL	L+4.50%	6/9/2023	I/O	—	11,000	11,045
Senior loan(4)	Retail	Los Angeles, CA	L+3.50%	3/9/2025	I/O	—	10,500	10,488
Senior loan(4)	Retail	Miami, FL	L+4.25%	6/9/2023	I/O	—	6,750	6,778

						$—	$699,250	$700,149

(1)	Maximum maturity assumes all extension options are exercised by the borrower.

(2)	I/O = interest only.

(3)	Loan is in excess of 3% of the carrying amount of total loans.

(4)	Loan is not delinquent with respect to principal or interest.

The following table reconciles mortgage loans on real estate for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$406,645	$239,207
Additions during period:
Loan fundings	358,384	199,128
Amortization of deferred fees and expenses on loans	876	689
Deductions during period:
Collections of principal	(65,289)	(32,249)
Exit and extension fees received on loans receivable	(467)	(130)

Balance at end of period	$700,149	$406,645

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

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

As of December 31, 2020, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	100

(3)	See b. below.

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

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019 (file number 333-216037)).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021 (file number 333-240261)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the SEC on February 12, 2021 (file number 333-240261)).

4.3*	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037)).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017 (file number 333-216037)).

10.3	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.4	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.5	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017 (file number 333-216037)).

10.6	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017 (file number 333-216037)).

10.7	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037)).

10.8	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018 (file number 333-216037)).

10.9	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.10	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018 (file number 333-216037)).

10.11	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.12	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021 (filed number 333-240261)).

10.13	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.14	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.15	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018 (file number 333-216037)).

10.16	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018 (file number 333-216037)).

10.17	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018 (file number 333-216037)).

10.18	Amendment No. 3 to Master Repurchase and Securities Contract dated as of November 30, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019 (file number 333-216037)).

10.19	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019 (file number 333-216037)).

10.20	Amendment No. 4 to Master Repurchase and Securities Contract dated as of August 1, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 6, 2019 (file number 333-216037)).

10.21	Loan and Security Agreement dated as of August 22, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 23, 2019 (file number 333-216037)).

10.22	Amendment No. 5 to Master Repurchase and Securities Contract dated as of August 29, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 29, 2019 (file number 333-216037)).

10.23	Indenture dated as of December 5, 2019 among FS Rialto 2019-FL1 Issuer, Ltd., FS Rialto 2019-FL1 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 11, 2019 (file number 333-216037)).

10.24	First Amendment to Loan and Security Agreement dated as of December 4, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020 (file number 333-216037)).

10.25	Third Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 19, 2019 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020 (file number 333-216037)).

10.26	Fourth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020 (file number 333-216037)).

10.27	Second Amendment to Loan and Security Agreement, dated as of March 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020 (file number 333-216037)).

10.28	Amendment No. 3 to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020 (file number 333-216037)).

10.29	Second Amendment to Guarantee Agreement, dated as of August 3, 2020, among FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020 (file number 333-216037)).

10.30	Amendment No. 6 to Master Repurchase and Securities Contract, dated as of August 27, 2020, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 1, 2020 (file number 333-216037)).

10.31	Third Amendment to Loan and Security Agreement, dated as of December 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 30, 2020 (file number 333-216037)).

10.32	Amendment No. 2 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021 (file number 333-240261)).

10.33	Fifth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 among FS CREDIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021 (file number 333-240261)).

10.34*	Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 among FS CREDIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2021	/s/ MICHAEL C. FORMAN
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

Date: March 26, 2021	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2021	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 26, 2021	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date: March 26, 2021	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 26, 2021	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 26, 2021	/s/ JOHN A. FRY
John A. Fry Director

Date: March 26, 2021	/s/ JACK A. MARKELL
Jack A. Markell Director

Date: March 26, 2021	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director