Form 10-Q
period 2021-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2021-05-14
CIK 1690536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 10, 2021 there were 906,230 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,311,270 outstanding shares of Class T common stock, 8,591,106 outstanding shares of Class S common stock, 600,497 outstanding shares of Class D common stock, 2,291,536 outstanding shares of Class M common stock and 3,571,089 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS Credit Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$17,662	$15,707
Restricted cash	10,898	2,167
Loans receivable	900,978	700,149
Mortgage-backed securities held-to-maturity	37,448	37,314
Mortgage-backed securities available-for-sale, at fair value	13,325	—
Reimbursement due from sponsor	56	444
Interest receivable	4,047	3,170
Deferred financing costs	203	152
Other assets	4	15,876

Total assets(1)	$984,621	$774,979

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,294 and $4,556, respectively)	$323,371	$323,109
Repurchase agreements payable (net of deferred financing costs of $879 and $194, respectively)	247,746	125,266
Credit facility payable	25,000	—
Due to related party	18,363	15,481
Interest payable	460	344
Payable for shares repurchased	950	1,530
Other liabilities	5,396	3,537

Total liabilities(1)	621,286	469,267

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 913,919 and 912,469 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 71,904 and 137,116 issued and outstanding, respectively	1	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,296,603 and 1,245,658 issued and outstanding, respectively	13	12
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 7,219,425 and 5,778,640 issued and outstanding, respectively	72	58
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 548,007 and 546,298 issued and outstanding, respectively	5	5
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 2,163,864 and 1,971,039 issued and outstanding, respectively	22	20
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 2,988,540 and 2,171,528 issued and outstanding, respectively	30	22
Additional paid-in capital	361,358	303,783
Accumulated other comprehensive income (loss)	—	—
Retained earnings	1,825	1,802

Total stockholders’ equity	363,335	305,712

Total liabilities and stockholders’ equity	$984,621	$774,979

(1)

The March 31, 2021 and December 31, 2020 consolidated balance sheets include assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to the Company. As of March 31, 2021 and December 31, 2020, assets of the VIE totaled $430,078 and $429,771, respectively, and liabilities of the VIE totaled $323,591 and $323,336, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$11,716	$8,128
Less: Interest expense	(2,829)	(3,207)

Net interest income	8,887	4,921

Other expenses
Management and performance fees	1,573	595
General and administrative expenses	1,405	718
Less: Expense limitation	(56)	—

Net other expenses	2,922	1,313

Net income	5,965	3,608
Preferred stock dividends	(4)	(3)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$5,961	$3,605

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.41	$0.40

Weighted average common stock outstanding	14,599,443	8,977,762

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$5,965	$3,608
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	—	(1,872)

Total other comprehensive income (loss)	—	(1,872)

Comprehensive income	$5,965	$1,736

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended March 31, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	—	1	14	—	2	8	62,420	—	—	62,445
Distributions declared	—	—	—	—	—	—	—	—	—	(5,938)	(5,938)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	2,242	—	—	2,242
Redemptions of common stock	—	—	—	—	—	—	—	(3,441)	—	—	(3,441)
Stockholder servicing fees	—	—	—	—	—	—	—	(3,330)	—	—	(3,330)
Offering costs	—	—	—	—	—	—	—	(316)	—	—	(316)
Net income	—	—	—	—	—	—	—	—	—	5,965	5,965
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)

Balance as of March 31, 2021	$9	$1	$13	$72	$5	$22	$30	$361,358	$—	$1,825	$363,335

Three Months Ended March 31, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	25	2	3	5	94,698	—	—	94,735
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(3,481)	(3,481)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,105	—	—	1,105
Redemptions of common stock	(6)	—	—	(1)	—	(1)	—	(19,878)	—	—	(19,886)
Stockholder servicing fees	—	—	—	—	—	—	—	(5,813)	—	—	(5,813)
Net income	—	—	—	—	—	—	—	—	—	3,608	3,608
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,872)	—	(1,872)

Balance as of March 31, 2020	$9	$1	$12	$38	$5	$16	$17	$235,319	$(1,855)	$743	$234,305

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$5,965	$3,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans and debt securities	(343)	(199)
Amortization of deferred financing costs	597	550
Changes in assets and liabilities
Reimbursement due from sponsor	388	500
Interest receivable	(877)	(984)
Other assets	15,872	5,254
Due to related party	2,882	5,601
Interest payable	116	(311)
Other liabilities	(1,181)	(5,142)

Net cash provided by (used in) operating activities	23,419	8,877

Cash flows used in investing activities
Origination and fundings of loans receivable	(224,530)	(207,466)
Principal collections from loans receivable	23,885	87
Exit and extension fees received on loans receivable	25	—
Purchases of mortgage-backed securities	(13,325)	(25,555)
Principal repayments of mortgage-backed securities	—	15,554

Net cash used in investing activities	(213,945)	(217,380)

Cash flows from financing activities
Issuance of common stock	62,445	94,735
Redemptions of common stock	(4,021)	(15,416)
Stockholder distributions paid	(3,542)	(2,181)
Stockholder servicing fees	(448)	(212)
Offering costs paid	(316)	—
Borrowings under repurchase agreements	143,091	104,890
Repayments under repurchase agreements	(19,926)	—
Borrowings under credit facility	56,000	6,000
Repayments under credit facility	(31,000)	—
Payment of deferred financing costs	(1,071)	(937)
Proceeds from issuance of preferred stock	—	125

Net cash provided by (used in) financing activities	201,212	187,004

Total increase (decrease) in cash, cash equivalents and restricted cash	10,686	(21,499)
Cash, cash equivalents and restricted cash at beginning of period	17,874	78,155

Cash, cash equivalents and restricted cash at end of period	$28,560	$56,656

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$2,116	$2,968

Accrued stockholder servicing fee	$2,882	$5,601

Distributions payable	$1,276	$864

Reinvestment of stockholder distributions	$2,242	$1,105

Payable for shares repurchased	$950	$4,532

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.

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

Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of March 31, 2021 and December 31, 2020, the Company’s investment in overnight institutional money market funds was $17,434 and $1,000, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2021	2020
Cash and cash equivalents	$17,662	$35,106
Restricted cash	10,898	21,550

Total cash, cash equivalents and restricted cash	$28,560	$56,656

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

Certain of the Company’s assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s consolidated statements of operations. During the period from November 7, 2016 (Inception) to September 13, 2017 (Commencement of Operations), the Company incurred organization costs of $243, which were paid on its behalf by FS Investments (see Note 6).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of offering costs previously incurred until such time as it determined that the

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2021, the Company incurred offering costs of $13,624, which were paid on its behalf by FS Investments (see Note 6).

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

Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties and none are accrued at March 31, 2021.

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

Note 3. Loans Receivable

The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)	December 31, 2020
Number of loans	45	35
Principal balance	$900,056	$699,250
Net book value	$900,978	$700,149
Unfunded loan commitments(1)	$106,676	$100,389
Weighted-average cash coupon(2)	L+4.22%	L+4.25%
Weighted-average all-in yield(2)	L+4.31%	L+4.35%
Weighted-average maximum maturity (years)(3)	3.8	3.7

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.

For the three months ended March 31, 2021 and 2020, the activity in the Company’s loan portfolio was as follows:

	For the Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$700,149	$406,645
Loan fundings	224,530	207,466
Loan repayments	(23,885)	(87)
Amortization of deferred fees on loans	209	199
Exit and extension fees received on loans receivable	(25)	—

Balance at end of period	$900,978	$614,223

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$221,142	24%	$174,483	25%
Industrial	143,725	16%	168,876	24%
Multifamily	225,608	25%	130,648	19%
Mixed Use	133,827	15%	91,556	13%
Hospitality	63,465	7%	62,759	9%
Retail	78,286	9%	52,128	7%
Self Storage	34,925	4%	19,699	3%

Total	$900,978	100%	$700,149	100%

	March 31, 2021 (Unaudited)		December 31, 2020
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$381,387	42%	$311,123	44%
West	273,912	31%	201,318	29%
Northeast	225,980	25%	168,009	24%
Various	19,699	2%	19,699	3%

Total	$900,978	100%	$700,149	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

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

The following table allocates the net book value of the Company’s loans receivable portfolio based on the Company’s internal risk ratings:

	March 31, 2021 (Unaudited)			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	44	876,603	97%	34	689,104	98%
4	1	24,375	3%	1	11,045	2%
5	—	—	—	—	—	—

Total	45	$900,978	100%	35	$700,149	100%

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The Company did not have any impaired loans, non-accrual loans, or loans in maturity default as of March 31, 2021 or December 31, 2020.

Note 4. Mortgage Backed Securities

Mortgage-backed securities, available-for-sale

Commercial mortgage-backed securities, or CMBS, classified as available-for-sale are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.

The table below summarizes various attributes of the Company’s investments in available-for-sale CMBS as of March 31, 2021 and December 31, 2020, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
March 31, 2021 (Unaudited)
CMBS, available-for-sale	$13,325	$13,325	$—	$—	$13,325	6.25%	13.0
December 31, 2020
CMBS, available-for-sale	$—	$—	$—	$—	$—	—%	—

Mortgage-backed securities, held-to-maturity

The table below summarizes various attributes of the Company’s investments in held-to-maturity CMBS as of March 31, 2021 and December 31, 2020, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2021 (Unaudited)
CMBS, held-to-maturity	$37,448	—	—	$37,448
December 31, 2020
CMBS, held-to-maturity	$37,314	—	—	$37,314

The table below summarizes the maturities of the Company’s investments in held-to-maturity CMBS as of March 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,448	—	—	$37,448	—

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2021 are discussed below.

	As of March 31, 2021 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes(2)	Collateralized Loan Obligation	L+1.20% - 2.50%(3)	$327,665	$—	December 18, 2036(4)
WF-1 Facility(5)	Repurchase	L+2.15% - 2.50%(6)	51,463	48,537	August 30, 2021
GS-1 Facility(7)	Repurchase	L+1.75% - 2.75%(8)	141,186	33,814	January 26, 2022
BB-1 Facility(9)	Repurchase	L+1.55% - 1.95%	55,976	119,024	February 22, 2024
CNB Facility	Revolving Credit Facility	L+2.25%(2)	25,000	—	August 23, 2021

Total			$601,290	$201,375

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $419,659 and $418,125, respectively.
(3)	LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $108,337 and $108,362, respectively.
(6)

LIBOR is subject to a 0.00% floor. FS CREIT Finance WF-1 LLC, or WF-1, and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(7)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $186,215 and $186,150, respectively.
(8)

LIBOR is subject to a 0.50% floor. FS CREIT Finance GS-1 LLC, or GS-1, and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(9)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $73,519 and $73,573, respectively.

	As of December 31, 2020
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes(2)	Collateralized Loan Obligation	L+1.20% - 2.50%(3)	$327,665	$—	December 18, 2036(4)
WF-1 Facility(5)	Repurchase	L+2.15% - 2.50%(6)	29,889	70,111	August 30, 2021
GS-1 Facility(7)	Repurchase	L+1.75% - 2.75%(8)	95,571	79,429	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25%(2)	—	25,000	August 23, 2022

Total			$453,125	$174,540

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $411,455 and $409,497, respectively.
(3)	LIBOR is subject to a 0.00% floor.

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2021 were $475,923 and 1.88%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $413,236 and 2.12%, respectively.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2021 and December 31, 2020.

2019-FL1 Notes

On December 5, 2019, the Company issued $327,665 of collateralized loan obligation notes, or the CLO1 Transaction, through FS Rialto Sub-REIT LLC, or the Sub-REIT, a subsidiary real estate investment trust of the Company, and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2019-FL1 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, or the CLO1 Issuer, and FS Rialto 2019-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer, or the CLO1 Co-Issuer and, together with the CLO1 Issuer, the CLO1 Issuers.

As of March 31, 2021, the 2019-FL1 Notes were collateralized by a pool of interests in 22 commercial real estate loans having a total principal balance of $418,586.

The Company incurred $5,847 of issuance costs which are amortized over the remaining life of the loans that collateralized the 2019-FL1 Notes. As of March 31, 2021, $4,294 had yet to be amortized to interest expense.

WF-1 Facility

On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, WF-1, as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the WF-1 Repurchase Agreement, and together with the related transaction documents, the WF-1 Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the WF-1 Facility as of March 31, 2021 is $100,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the WF-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company incurred $1,647 of deferred financing costs related to the WF-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2021, $169 had yet to be amortized to interest expense.

GS-1 Facility

On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of March 31, 2021 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

The Company incurred $2,527 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2021, $380 had yet to be amortized to interest expense.

BB-1 Facility

On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance BB-1 LLC, or BB-1, entered into a Master Repurchase Agreement, or the BB-1 Repurchase Agreement, and together with the related transaction documents, the BB-1 Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The initial maximum amount of financing available under the BB-1 Facility is $175,000. BB-1 may, with the consent of Barclays, elect to increase the maximum amount of financing available to $250,000. Each transaction under the BB-1 Facility will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company incurred $335 of deferred financing costs related to the GS-1 Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2021, $330 had yet to be amortized to interest expense.

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

The Company incurred $468 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of March 31, 2021, $203 had yet to be amortized to interest expense.

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

FS Investments funded the Company’s organization and offering costs in the amount of $13,867 for the period from November 7, 2016 (Inception) to March 31, 2021. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.

FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the three months ended March 31, 2021, the Company paid $316 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2021, $13,266 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

The following table describes the fees and expenses accrued under the advisory agreement during the three months ended March 31, 2021 and 2020:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2021	2020
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$1,036	$595
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$537	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$796	$228

(1)

During the three months ended March 31, 2021 and 2020, $871 and $326, respectively, in base management fees were paid to FS Real Estate Advisor. As of March 31, 2021, $1,034 in base management fees were payable to FS Real Estate Advisor.

(2)

During the three months ended March 31, 2021 and 2020, $316 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2021, $537 in performance fees were payable to FS Real Estate Advisor.

(3)

During the three months ended March 31, 2021 and 2020, $757 and $200, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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

The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2021 and December 31, 2020, the Company accrued $18,363 and $15,481, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2021, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the three months ended March 31, 2021. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2021, the Company received $5,783 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2021, the Company had $56 of reimbursements due from FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment eligibility expiration
March 31, 2021	$56	$56	March 31, 2023
December 31, 2020	444	444	December 31, 2023
September 30, 2020	397	397	September 30, 2023
June 30, 2020	182	182	June 30, 2023
March 31, 2020	—	—	N/A
December 31, 2019	500	500	December 31, 2022
September 30, 2019	491	491	September 30, 2022
June 30, 2019	420	420	June 30, 2022
March 31, 2019	537	537	March 31, 2022
December 31, 2018	709	709	December 31, 2021
September 30, 2018	645	645	September 30, 2021
June 30, 2018	561	561	June 30, 2021
March 31, 2018	356	—	Expired March 31, 2021
December 31, 2017	377	—	Expired December 31, 2020
September 30, 2017	164	—	Expired September 30, 2020

	$5,839	$4,942

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

Each of FS Investments and Rannel Investments, LLC (f/k/a Rialto Investments, LLC) (“RI”), a former affiliate of Rialto, the Company’s sub-adviser, previously committed to purchase, or to cause its designees to purchase, the Company’s Class F shares and to maintain a minimum investment of $10,000 in Class F shares until such date as the Company reached $750,000 in net assets (the “Minimum Investment Amount”). In addition, FS Investments and the Company’s board of directors had agreed that FS Investments would commit to purchase up to approximately $21,400 in Class F shares if required to fund additional investments. This commitment expired on November 1, 2020.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of May 10, 2021, FS Investments (including its affiliates and designees) owned approximately $21,700 in Class F shares.

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021 and 2020:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	—	45,087	1,418,117	27,976	216,910	779,768	2,487,858
Reinvestment of distributions	7,842	—	9,927	43,320	2,891	11,128	14,064	89,172
Redemptions of common stock	—	(65,212)	(4,069)	(20,652)	—	(35,213)	(13,134)	(138,280)
Transfers in or out	(6,392)	—	—	—	(29,158)	—	36,314	764

Balance as of March 31, 2021	913,919	71,904	1,296,603	7,219,425	548,007	2,163,864	2,988,540	15,202,262

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	—	—	1,133	35,938	704	5,470	19,200	62,445
Reinvestment of distributions	197	—	249	1,097	73	280	346	2,242
Redemptions of common stock	—	(1,608)	(102)	(523)	—	(885)	(323)	(3,441)
Transfers in or out	(160)	—	—	—	(734)	—	894	—
Accrued stockholder servicing fees(1)	—	—	(46)	(2,920)	(1)	(363)	—	(3,330)

Balance as of March 31, 2021	$22,415	$1,841	$31,205	$168,297	$13,615	$50,656	$73,714	$361,743

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

Share Repurchase Plan

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the three months ended March 31, 2021 and 2020, the

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

Company repurchased 138,280 and 207,515, respectively, shares of common stock under its share repurchase plan representing a total of $3,441 and $5,219, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2021. During the three months ended March 31, 2020, repurchase requests totaling 94,167 shares went unfulfilled as a result of the repurchase requests received during March 2020 exceeding the monthly limitation of 2% of the Company’s aggregate NAV.

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

The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2021:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 31, 2021	$0.1710	$0.1710	$0.1273	$0.1273	$0.1388	$0.1388	$0.1450
February 26, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
March 31, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450

Total	$0.5130	$0.5130	$0.3819	$0.3819	$0.4164	$0.4164	$0.4350

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Distributions:
Paid or payable in cash	$3,696	$2,376
Reinvested in shares	2,242	1,105

Total distributions	$5,938	$3,481

Source of distributions:
Cash flows from operating activities	$5,938	$3,481
Offering proceeds	—	—

Total sources of distributions	$5,938	$3,481

Net cash provided by operating activities(1)	$23,419	$8,877

(1)

Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2021 and May 2021 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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

Note 8. Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2021 (Unaudited)				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$13,325	—	$13,325	—	—	—	—	—

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2021 (Unaudited)			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$28,560	$28,560	$28,560	$17,874	$17,874	$17,874
Loans receivable(1)	$900,978	$900,056	$899,471	$700,149	$699,250	$697,533
Mortgage-backed securities held-to-maturity	$37,448	$50,300	$37,448	$37,314	$50,300	$37,314
Financial Liabilities
Repurchase obligations(2)	$247,746	$248,625	$248,625	$125,266	$125,460	$125,460
Credit facility	$25,000	$25,000	$25,000	—	—	—
Collateralized loan obligation(2)	$323,371	$327,665	$327,665	$323,109	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity, repurchase obligations, credit facility obligations and the collateralized loan obligation are measured using unobservable inputs, or Level 3 inputs.

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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Variable Interest Entities (continued)

The following table details the assets and liabilities of the Company’s consolidated CLO as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Restricted cash	$7,600	$4
Loans receivable	419,659	411,455
Interest receivable	2,819	2,470
Other assets	—	15,842

Total assets	$430,078	$429,771

Liabilities
Collateralized loan obligation (net of deferred financing costs of $4,294 and $4,556, respectively)	$323,371	$323,109
Interest payable	220	227

Total liabilities	$323,591	$323,336

Assets held by the VIE are restricted and can be used only to settle obligations of the VIE. The liabilities are non-recourse to the Company and can only be satisfied from the assets of the VIE.

Non-Consolidated Variable Interest Entities

In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,448 as of March 31, 2021.

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

Note 11. Subsequent Events

The following is a discussion of material events that have occurred subsequent to March 31, 2021 through the issuance of the unaudited consolidated financial statements.

Status of Offerings

As of May 10, 2021, the Company has issued 21,172,044 shares of common stock (consisting of 2,598,312 shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,374,373 shares of Class T common stock, 8,916,626 shares of Class S common stock, 669,132 shares of Class D common stock, 2,592,812 shares of Class M common stock and 3,984,118 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $530,883.

Share Repurchases

In connection with the Company’s April 2021 repurchase period, the Company repurchased an aggregate of 28,930 shares of common stock representing a total of $720.

Business Update

During the period from April 1, 2021 through May 10, 2021, we closed on 10 senior floating-rate mortgage loans of which $384,683 was funded at closing.

2021-FL2 Notes

On May 5, 2021, the Company issued $646,935 of collateralized loan obligation notes, or the CLO2 Transaction, through the Sub-REIT and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2021-FL2 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, or the CLO2 Issuer, and FS Rialto 2021-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer, or the CLO2 Co-Issuer and, together with the Issuer, the CLO2 Issuers.

The CLO2 Issuers issued six classes of notes, or the CLO2 Offered Notes, (i) $414,978 Class A Senior Secured Floating Rate Notes Due 2038, which bear interest at LIBOR plus 1.22% per annum plus, on and after the June 2026 payment date, an additional 0.25% per annum, (ii) $79,277 Class A-S Second Priority Secured Floating Rate Notes Due 2038, which bear interest at LIBOR plus 1.55% per annum plus, on and after the June 2026 payment date, 0.25% per annum, (iii) $47,957 Class B Third Priority Secured Floating Rate Notes Due 2038, which bear interest at LIBOR plus 1.90% per annum plus, on and after the June 2026 payment date, 0.50%

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

per annum, (iv) $48,936 Class C Fourth Priority Secured Floating Rate Notes Due 2038, which bear interest at LIBOR plus 2.05% per annum plus, on and after the July 2026 payment date, 0.50% per annum, (v) $40,128 Class D Fifth Priority Secured Floating Rate Notes Due 2038, or the Class D Notes, which bear interest at LIBOR plus 2.80% per annum plus, on and after the July 2026 payment date, 0.50% per annum , and (vi) $15,659 Class E Sixth Priority Secured Floating Rate Notes Due 2038, or the Class E Notes, which bear interest at LIBOR plus 3.45% per annum plus, on and after the July 2026 payment date, 0.50% per annum. In addition, the Issuer further issued three classes of notes, or together with the CLO2 Offered Notes, the 2021-FL2 Notes, (i) $22,511 Class F Seventh Priority Floating Rate Notes Due 2038, or the Class F Notes, which bear interest at LIBOR plus 5.00% per annum, and (ii) $22,511 Class G Eighth Priority Floating Rate Notes Due 2038, or the Class G Notes, which bear interest at LIBOR plus 7.50% per annum. In addition, concurrently with the issuance of the 2021-FL2 Notes, the Issuer issued 91,021 Preferred Shares, par value $0.001 per share, and with a liquidation preference equal to $1,000 per share, or the CLO2 Preferred Shares. The 2021-FL2 Notes will mature at par on the May 2038 payment date (May 18, 2038 when calculated using the current U.S. federal holidays), unless redeemed or repaid prior thereto. The Company serves as the collateral manager for the CLO2 Issuer.

The CLO2 Issuers issued or co-issued the 2021-FL2 Notes, as applicable, pursuant to the terms of an Indenture, dated as of May 5, 2021, or the CLO2 Indenture, by and among the CLO2 Issuers, the Company, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo, as note administrator and custodian.

FS Rialto 2021-FL2 Holder, LLC, which is an indirect wholly-owned subsidiary of the Company and a direct wholly-owned subsidiary of the Sub-REIT, acquired 100% of the Class F Notes, the Class G Notes and the Preferred Shares upon issuance.

The CLO2 Offered Notes are limited recourse obligations of the CLO2 Issuer and non-recourse obligations of the CLO2 Co-Issuer payable solely from collateral interests acquired by the CLO2 Issuer and pledged under the CLO2 Indenture. To the extent the collateral is insufficient to make payments in respect of the CLO2 Offered Notes, none of the CLO2 Issuer, the CLO2 Co-Issuer, any of their respective affiliates nor any other person will have any obligation to pay any further amounts in respect of the CLO2 Offered Notes. The Class F Notes and the Class G Notes are not secured.

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

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We also previously conducted private offerings of shares of our Class F common stock and Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

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

Portfolio Overview

The following table details activity in our loans receivable portfolio for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Loan fundings(1)	$224,530	$207,466
Loan repayments	(23,885)	(87)

Total net fundings	$200,645	$207,379

(1)	Includes new loan originations and additional fundings made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)	December 31, 2020
Number of loans	45	35
Principal balance	$900,056	$699,250
Net book value	$900,978	$700,149
Unfunded loan commitments(1)	$106,676	$100,389
Weighted-average cash coupon(2)	L+4.22%	L+4.25%
Weighted-average all-in yield(2)	L+4.31%	L+4.35%
Weighted-average maximum maturity (years)(3)	3.8	3.7

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

The following table provides details of our loan receivable portfolio, on a loan-by-loan basis, as of March 31, 2021:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	2/27/2020	$58,377	$55,370	$55,382	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
2	Senior Loan	3/12/2021	52,250	26,000	25,976	L+5.75%	L+5.78%	3/9/2026	San Francisco, CA	Office	65%
3	Senior Loan	12/29/2020	45,000	42,240	42,240	L+4.15%	L+4.33%	1/9/2026	Hawthorne, CA	Mixed Use	80%
4	Senior Loan	4/9/2019	38,000	38,000	37,996	L+3.75%	L+3.75%	4/9/2024	New York, NY	Mixed Use	75%
5	Senior Loan	3/29/2021	35,880	31,855	31,830	L+3.60%	L+3.63%	4/9/2026	Arlington, TX	Multifamily	80%
6	Senior Loan	9/14/2017	34,309	33,786	33,872	L+4.25%	L+4.38%	9/9/2022	Memphis, TN	Office	73%
7	Senior Loan	3/11/2021	32,000	29,000	28,985	L+4.50%	L+4.52%	3/9/2026	Colleyville, TX	Retail	58%
8	Senior Loan	12/29/2020	31,129	25,831	25,832	L+3.75%	L+3.95%	1/9/2026	New York, NY	Multifamily	60%
9	Senior Loan	3/6/2020	31,000	31,000	31,045	L+4.00%	L+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
10	Senior Loan	3/5/2020	30,500	24,625	24,618	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
11	Senior Loan	4/20/2018	30,000	30,000	30,000	L+4.25%	L+4.25%	5/9/2021	New York, NY	Office	54%
12	Senior Loan	2/5/2021	29,500	26,500	26,500	L+3.00%	L+3.00%	2/9/2025	Jersey City, NJ	Multifamily	47%
13	Senior Loan	6/28/2019	28,500	28,500	28,578	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
14	Senior Loan	12/18/2020	28,440	22,675	22,666	L+4.50%	L+4.51%	1/9/2026	Rockville, MD	Office	69%
15	Senior Loan	1/20/2021	25,250	20,950	20,931	L+4.75%	L+4.78%	1/20/2026	Laguna Hills, CA	Office	63%
16	Senior Loan	3/31/2021	25,250	25,250	25,230	L+3.20%	L+3.23%	4/9/2026	Tempe, AZ	Multifamily	77%
17	Senior Loan	8/2/2019	24,250	24,250	24,375	L+5.00%	L+5.34%	8/15/2024	Philadelphia, PA	Mixed Use	72%
18	Senior Loan	7/18/2018	22,650	22,650	22,748	L+5.25%	L+5.42%	8/9/2023	Gaithersburg, MD	Hospitality	80%
19	Senior Loan	12/10/2020	22,300	11,900	11,882	L+5.25%	L+5.30%	1/9/2026	Los Angeles, CA	Office	55%
20	Senior Loan	4/5/2018	21,000	18,962	19,067	L+4.00%	L+4.17%	4/9/2023	Austin, TX	Office	57%
21	Senior Loan	7/24/2019	20,815	17,815	17,872	L+4.00%	L+4.14%	12/9/2024	Katy, TX	Office	76%
22	Senior Loan	2/27/2020	19,700	19,700	19,699	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
23	Senior Loan	12/6/2017	18,660	14,212	14,258	L+3.85%	L+3.98%	12/9/2022	Landover, MD	Office	67%
24	Senior Loan	2/26/2021	18,590	16,990	16,975	L+3.25%	L+3.28%	3/9/2026	Newark, NJ	Industrial	57%
25	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
26	Senior Loan	2/19/2020	18,000	14,400	14,411	L+3.50%	L+3.48%	3/9/2025	Los Angeles, CA	Mixed Use	71%
27	Senior Loan	12/18/2020	17,650	15,666	15,647	L+4.00%	L+4.13%	1/9/2026	Glendale, AZ	Multifamily	78%
28	Senior Loan	10/22/2019	17,500	14,745	14,805	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
29	Senior Loan	2/10/2020	17,200	15,716	15,713	L+3.35%	L+3.36%	2/9/2025	South El Monte, CA	Industrial	66%
30	Senior Loan	1/28/2021	16,100	15,225	15,226	L+4.50%	L+4.63%	1/28/2026	Philadelphia, PA	Self Storage	79%
31	Senior Loan	6/29/2018	15,997	10,246	10,290	L+4.25%	L+4.38%	7/9/2023	Jacksonville, FL	Multifamily	68%
32	Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.50%	12/5/2026	New York, NY	Multifamily	75%
33	Senior Loan	11/17/2020	14,550	13,140	13,131	L+4.00%	L+4.02%	12/9/2025	Vista, CA	Industrial	54%
34	Senior Loan	2/19/2019	14,300	14,300	14,381	L+3.95%	L+4.12%	3/9/2024	Bordentown, NJ	Industrial	61%
35	Senior Loan	3/25/2021	13,405	11,855	11,840	L+3.25%	L+3.37%	4/9/2026	Lithonia, GA	Multifamily	67%
36	Senior Loan	2/22/2018	13,400	12,633	12,699	L+4.00%	L+4.12%	3/9/2023	Las Vegas, NV	Multifamily	75%
37	Senior Loan	3/19/2021	12,718	12,718	12,704	L+3.95%	L+4.15%	4/9/2026	Brooklyn, NY	Multifamily	85%
38	Senior Loan	11/15/2019	12,150	11,899	11,924	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
39	Senior Loan	3/7/2018	12,050	12,050	12,139	L+5.00%	L+5.19%	3/7/2022	Las Vegas, NV	Hospitality	71%
40	Senior Loan	6/11/2018	12,000	12,000	12,055	L+4.00%	L+4.17%	6/9/2023	Miami, FL	Retail	65%
41	Senior Loan	11/17/2020	11,010	10,050	10,041	L+4.00%	L+4.03%	12/9/2025	San Diego, CA	Industrial	65%
42	Senior Loan	2/19/2020	10,500	10,500	10,489	L+3.50%	L+3.53%	3/9/2025	Los Angeles, CA	Retail	71%
43	Senior Loan	6/11/2018	8,000	8,000	8,051	L+4.50%	L+4.61%	3/9/2024	Miami, FL	Retail	68%
44	Senior Loan	2/17/2021	7,000	7,000	6,991	L+3.85%	L+4.06%	3/9/2026	Brooklyn, NY	Multifamily	81%
45	Senior Loan	6/11/2018	6,750	6,750	6,782	L+4.25%	L+4.42%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average			$1,006,732	$900,056	$900,978	L+4.22%	L+4.31%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)	Our floating rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Subsequent Activity

During the period from April 1, 2021 through May 10, 2021, we closed on 10 senior floating-rate mortgage loans of which $384,683 was funded at closing.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$11,716	$8,128
Less: Interest expense	(2,829)	(3,207)

Net interest income	8,887	4,921

Other expenses
Management and performance fees	1,573	595
General and administrative expenses	1,405	718
Less: Expense limitation	(56)	—

Net other expenses	2,922	1,313

Net income	5,965	3,608
Preferred stock dividends	(4)	(3)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$5,961	$3,605

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The decrease in interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was attributable to a decrease in LIBOR, despite an increase in our average borrowings.

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

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2021, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $56 in reimbursements for the three months ended March 31, 2021. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2021, we received $5,783 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2021, we had $56 of reimbursements due from FS Real Estate Advisor and Rialto.

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

Our FFO and MFFO are calculated for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
Net income (GAAP)	$5,965	$3,608

Funds from operations	$5,965	$3,608

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(134)	—

Modified funds from operations	$5,831	$3,608

NAV per Share

FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2021:

Components of NAV	March 31, 2021
Cash and cash equivalents	$17,662
Restricted cash	10,898
Loans receivable	900,978
Mortgage-backed securities held-to-maturity	37,448
Mortgage-backed securities available-for-sale, at fair value	13,325
Other assets	4,310
Repurchase agreements payable, net of deferred financing costs	(247,746)
Credit facility payable	(25,000)
Collateralized loan obligation, net of deferred financing costs	(323,371)
Accrued servicing fees(1)	(176)
Other liabilities	(6,928)

Net asset value	$381,400

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2021:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,921	$1,768	$32,516	$182,586	$13,760	$54,460	$73,389	$381,400
Number of outstanding shares	913,919	71,904	1,296,603	7,219,425	548,007	2,163,864	2,988,540	15,202,262

NAV per share as of March 31, 2021	$25.0797	$24.5939	$25.0777	$25.2910	$25.1086	$25.1678	$24.5567

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2021:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2021
Total stockholders’ equity under GAAP	$363,335
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	363,210
Adjustments:
Accrued stockholder servicing fees(1)	18,190

Net asset value	$381,400

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

Liquidity and Capital Resources

As of March 31, 2021, we had $17,662 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2021, we had $201,375 in borrowings available under our financing arrangements, subject to certain limitations. As of March 31, 2021, we had unfunded loan commitments of $106,676. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. As of March 31, 2021, we reimbursed $358 to FS Real Estate Advisor for organization and offering expenses previously funded.

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

The continuation of economic disruptions relating to the COVID-19 pandemic could result in reductions to our investment income or impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain markets, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our originations of new loans relating to certain property types, which may continue in the future based on developments relating to the pandemic.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our borrowers and business partners. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will have a negative impact on the financial condition of certain of our borrowers, particularly those in property types most directly impacted by the pandemic.

Portfolio Update

As of March 31, 2021, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments or non-accruals in our private loan portfolio. In addition, 97% of our loan portfolio was current as of March 31, 2021.

Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 38.8% of the portfolio compared to 14.9% for hospitality and retail as of March 31, 2021. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.

Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of March 31, 2021, approximately 41% of our portfolio consisted of investments sourced after July 2020.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2021 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
WF-1 Facility(1)	$51,463	$51,463	—	—	—
GS-1 Facility(2)	$141,186	$141,186	—	—	—
BB-1 Facility(3)	$55,976	—	$55,976	—	—
CNB Facility(4)	$25,000	$25,000	—	—	—

(1)

At March 31, 2021, $48,537 remained unused under the WF-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(2)

At March 31, 2021, $33,814 remained unused under the GS-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(3)

At March 31, 2021, $119,024 remained unused under the BB-1 Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year periods.

(4)	At March 31, 2021, $0 remained unused under the CNB Facility.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 98% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the FS Rialto 2019-FL1 Notes, WF-1 Facility, the GS-1 Facility, the BB-1 Facility and the CNB Facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2021:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$—	$(428)	$428	1.0%
Down 25 basis points(1)	$—	$(428)	$428	1.0%
No change	—	—	—	—
Up 25 basis points	$237	$1,126	$(889)	(2.0)%
Up 50 basis points	$800	$2,425	$(1,625)	(3.7)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our equity raise, including private offering proceeds from the sale of Class F and Class Y shares, as of March 31, 2021 resulted in the following ($ in thousands except for share amounts):

	Class F Shares(1)	Class Y Shares(1)	Class T Shares	Class S Shares	Class D Shares	Class M Shares	Class I Shares	Total
Primary shares sold	2,595,732	193,013	1,354,530	7,543,961	616,642	2,463,703	3,399,481	18,167,062
Gross proceeds from primary offering	$58,615	$4,758	$33,565	$189,461	$15,084	$60,699	$82,334	$444,516
Reinvestments of distributions	5,737	74	1,540	3,002	428	1,411	1,464	13,656

Total gross proceeds	64,352	4,832	35,105	192,463	15,512	62,110	83,798	458,172
Selling commissions	—	—	(1,058)	(1,197)	—	—	—	(2,255)
Stockholder servicing fees	—	—	(446)	(1,289)	(61)	(247)	—	(2,043)

Net offering proceeds	$64,352	$4,832	$33,601	$189,977	$15,451	$61,863	$83,798	$453,874

(1)	Class F and Class Y shares are only offered pursuant to our distribution reinvestment plan.

From the effective date of our initial public offering through March 31, 2021, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $390,501. We primarily used the net offering proceeds of this offering, together with the proceeds from our private offerings, to originate or acquire approximately $1,107,000 of real estate-related investments in accordance with our investment objectives. See Note 1 to our unaudited consolidated financial statements included herein for additional information regarding our investment objectives. In addition to the net offering proceeds, we financed the acquisition of a portion of our investments with approximately $576,000 from financing activities, including our repurchase facilities and CLO.

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

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2021	63,625	$24.72	63,625	—
February 1 - February 28, 2021	36,791	24.93	36,791	—
March 1 - March 31, 2021	37,864	25.10	37,864	—

Total	138,280	$24.88	138,280	—

(1)

Redemptions are limited as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $7,312 of shares based on our March 31, 2021 NAV in the first quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Sales of Unregistered Securities

On February 1, 2021, we issued 375 unregistered restricted shares of Class I common stock, with a grant date fair value of $24.62 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

On March 10, 2021, our board of directors approved the issuance of up to $20,000 in shares of our Class Y common stock (with the ability to increase such offering amount up to $50,000 at the sole discretion of the adviser) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, or the Private Placement. On April 12, 2021, we received a subscription from an institutional investor to purchase $19,191 in Class Y shares in the Private Placement. We sold and issued to such institutional investor on or about April 15, 2021 approximately 780,300 Class Y shares at the per share purchase price of $24.59, which is equal to the NAV per Class Y share as of March 31, 2021. On May 3, 2021, we received an additional subscription from the same institutional investor to purchase $1,558 in Class Y shares in the Private Placement at the per share purchase price of $24.59.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.1	Amendment No. 2 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.2	Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 21, 2021 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 29, 2021).

10.3	Master Repurchase Agreement dated as of February 22, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on February 25, 2021).

10.4	Guaranty dated as of February 22, 2021 made by FS Credit Real Estate Income Trust, Inc. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on February 25, 2021).

10.5*	Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

10.6*	Letter Agreement dated April 23, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

10.7*	Letter Agreement dated April 26, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2021.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)