Form 10-Q
period 2021-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2021-08-16
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
As of August 10, 2021 there were 914,081 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,326,744 outstanding shares of Class T common stock, 13,493,278 outstanding shares of Class S common stock, 615,697 outstanding shares of Class D common stock, 2,641,508 outstanding shares of Class M common stock and 6,196,215 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$13,318	$15,707
Restricted cash	18,684	2,167
Loans receivable, held-for-investment	1,598,018	700,149
Loans receivable, held-for-sale	24,397	—
Mortgage-backed securities held-to-maturity	37,585	37,314
Mortgage-backed securities available-for-sale, at fair value	19,655	—
Reimbursement due from sponsor	—	444
Interest receivable	4,043	3,170
Deferred financing costs	479	152
Other assets	—	15,876

Total assets (1)	$1,716,179	$774,979

Liabilities
Collateralized loan obligations (net of deferred financing costs of $10,821 and $4,556, respectively)	$963,779	$323,109
Repurchase agreements payable (net of deferred financing costs of $1,473 and $194, respectively)	201,679	125,266
Credit facility payable	35,000	—
Due to related party	24,347	15,481
Interest payable	807	344
Payable for shares repurchased	553	1,530
Other liabilities	6,527	3,537

Total liabilities (1)	1,232,692	469,267

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 911,445 and 912,469 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 137,116 issued and outstanding, respectively	9	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,309,393 and 1,245,658 issued and outstanding, respectively	13	12
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 10,069,874 and 5,778,640 issued and outstanding, respectively	101	58
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 601,015 and 546,298 issued and outstanding, respectively	6	5
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 2,388,258 and 1,971,039 issued and outstanding, respectively	24	20
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 4,077,626 and 2,171,528 issued and outstanding, respectively	41	22
Additional paid-in capital	481,390	303,783
Accumulated other comprehensive income (loss)	80	—
Retained earnings	1,814	1,802

Total stockholders’ equity	483,487	305,712

Total liabilities and stockholders’ equity	$1,716,179	$774,979

(1)
The June 30, 2021 and December 31, 2020 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to the Company. As of June 30, 2021 and December 31, 2020, assets of the VIEs totaled $
1,212,523 and $429,771, respectively, and liabilities of the VIEs totaled $964,618 and $323,336, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$16,039	$9,606	$27,755	$17,734
Less: Interest expense	(4,981)	(3,000)	(7,810)	(6,207)

Net interest income	11,058	6,606	19,945	11,527

Other expenses
Management and performance fees	1,708	1,159	3,281	1,754
General and administrative expenses	1,394	1,179	2,799	1,897
Less: Expense limitation	—	(182)	(56)	(182)
Add: Expense recoupment to sponsor	390	—	390	—

Net other expenses	3,492	2,156	6,414	3,469

Net income	7,566	4,450	13,531	8,058
Preferred stock dividends	(4)	(4)	(8)	(7)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$7,562	$4,446	$13,523	$8,051

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.41	$0.44	$0.82	$0.84

Weighted average common stock outstanding	18,511,402	10,155,719	16,566,229	9,566,733

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$7,566	$4,450	$13,531	$8,058
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	80	791	80	(1,081)

Total other comprehensive income (loss)	80	791	80	(1,081)

Comprehensive income	$7,646	$5,241	$13,611	$6,977

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended June 30, 2021
Balance as of March 31, 2021	$9	$1	$13	$72	$5	$22	$30	$361,358	$—	$1,825	$363,335
Common stock issued	—	9	—	28	1	3	10	125,421	—	—	125,472
Distributions declared	—	—	—	—	—	—	—	—	—	(7,573)	(7,573)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	1	2,910	—	—	2,912
Redemptions of common stock	—	(1)	—	—	—	(1)	—	(1,790)	—	—	(1,792)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,146)	—	—	(6,146)
Offering costs	—	—	—	—	—	—	—	(363)	—	—	(363)
Net income	—	—	—	—	—	—	—	—	—	7,566	7,566
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	80	—	80

Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487

Three Months Ended June 30, 2020
Balance as of March 31, 2020	$9	$1	$12	$38	$5	$16	$17	$235,319	$(1,855)	$743	$234,305
Common stock issued	—	—	—	4	—	2	2	19,212	—	—	19,220
Distributions declared	—	—	—	—	—	—	—	—	—	(3,941)	(3,941)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,236	—	—	1,236
Redemptions of common stock	—	—	—	(1)	—	(1)	(4)	(14,954)	—	—	(14,960)
Stockholder servicing fees	—	—	—	—	—	—	—	(686)	—	—	(686)
Net income	—	—	—	—	—	—	—	—	—	4,450	4,450
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	791	—	791

Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Six Months Ended June 30, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	9	1	42	1	5	18	187,841	—	—	187,917
Distributions declared	—	—	—	—	—	—	—	—	—	(13,511)	(13,511)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	1	5,152	—	—	5,154
Redemptions of common stock	—	(1)	—	—	—	(1)	—	(5,231)	—	—	(5,233)
Stockholder servicing fees	—	—	—	—	—	—	—	(9,476)	—	—	(9,476)
Offering costs	—	—	—	—	—	—	—	(679)	—	—	(679)
Net income	—	—	—	—	—	—	—	—	—	13,531	13,531
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	80	—	80

Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487

Six Months Ended June 30, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	29	2	5	7	113,910	—	—	113,955
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(7,422)	(7,422)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	2,341	—	—	2,341
Redemptions of common stock	(6)	—	—	(2)	—	(2)	(4)	(34,832)	—	—	(34,846)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,499)	—	—	(6,499)
Net income	—	—	—	—	—	—	—	—	—	8,058	8,058
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,081)	—	(1,081)

Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$13,531	$8,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans and debt securities	(731)	(410)
Amortization of deferred financing costs	1,503	1,202
Changes in assets and liabilities
Reimbursement due from sponsor	444	318
Interest receivable	(873)	(799)
Other assets	15,876	5,176
Due to related party	8,866	5,974
Interest payable	463	(291)
Other liabilities	(6,041)	(5,139)

Net cash provided by (used in) operating activities	33,038	14,089

Cash flows used in investing activities
Origination and fundings of loans receivable, held-for-investment	(1,018,208)	(209,971)
Principal collections from loans receivable, held-for-investment	96,067	216
Exit and extension fees received on loans receivable, held-for-investment	335	105
Purchases of mortgage-backed securities	(19,575)	(25,555)
Principal repayments of mortgage-backed securities	—	15,555

Net cash used in investing activities	(941,381)	(219,650)

Cash flows from financing activities
Issuance of common stock	187,917	113,955
Redemptions of common stock	(6,210)	(29,976)
Stockholder distributions paid	(7,816)	(4,853)
Stockholder servicing fees	(994)	(525)
Offering costs paid	(679)	—
Borrowings under repurchase agreements	690,482	126,590
Repayments under repurchase agreements	(612,790)	(11,617)
Borrowings under credit facility	156,000	6,000
Repayments under credit facility	(121,000)	(6,000)
Proceeds from issuance of collateralized loan obligation	646,935	—
Payment of deferred financing costs	(9,374)	(1,049)
Proceeds from issuance of preferred stock	—	125

Net cash provided by (used in) financing activities	922,471	192,650

Total increase (decrease) in cash, cash equivalents and restricted cash	14,128	(12,911)
Cash, cash equivalents and restricted cash at beginning of period	17,874	78,155

Cash, cash equivalents and restricted cash at end of period	$32,002	$65,244

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$5,844	$5,296

Accrued stockholder servicing fee	$8,482	$5,974

Distributions payable	$1,663	$897

Reinvestment of stockholder distributions	$5,154	$2,341

Payable for shares repurchased	$553	$4,932

Loan transferred from loans receivable, held-for-investment to loans receivable, held-for-sale	$24,397	—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Credit Real Estate Income Trust, Inc., or the Company, was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is currently conducting a public offering of up to $
2,750,000
 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $
2,500,000
 in shares in its primary offering and up to $
250,000
 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of shares of its Class Y common stock and previously conducted a private offering of its Class F common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
Principles of Consolidation:
Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (a VIE for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of June 30, 2021 and December 31, 2020, the Company’s investment in overnight institutional money market funds was $
0
 and $
1,000
, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$13,318	$61,309
Restricted cash	18,684	3,935

Total cash, cash equivalents and restricted cash	$32,002	$65,244

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
Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value.
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
5-point
scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss
Mortgage-backed Securities:
The Company designates its mortgage-backed securities as
held-to-maturity
or
available-for-sale
depending on the investment strategy and ability to hold such securities to maturity. Mortgage-backed securities are classified as held-to-maturity
when the Company intends to, has the ability to hold until maturity.
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
Fair Value of Financial Instruments:
Accounting Standards Codification Topic 820,
 Fair Value Measurements and Disclosures
, or ASC Topic 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.
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

•
Collateralized loan obligations, repurchase obligations and credit facility: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

Deferred Financing Costs:
Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations and repurchase agreements are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.
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
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in
capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2021, the Company incurred offering costs of $14,447, which were paid on its behalf by FS Investments (see Note 6).
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
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company did not incur any interest or penalties and none are accrued at June 30, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Stockholder Servicing Fees:
The Company follows the guidance in Accounting Standards Codification Topic 405,
Liabilities
, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 6. The Company records stockholder servicing fees as a reduction to additional paid-in
capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.
Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)
, or ASU
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
Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)			December 31, 2020
	Held-for-Investment	Held-for-Sale	Total	Held-for-Investment	Held-for-Sale	Total
Number of loans	60	1	61	35	—	35
Principal balance	$1,597,672	$24,250	$1,621,922	$699,250	—	$699,250
Net book value	$1,598,018	$24,397	$1,622,415	$700,149	—	$700,149
Unfunded loan commitments (1)	$146,658	$—	$146,658	$100,389	—	$100,389
Weighted-average cash coupon (2)	L+3.83%	L+5.00%	L+3.84%	L+4.25%	—	L+4.25%
Weighted-average all-in yield (2)	L+3.88%	L+5.22%	L+3.90%	L+4.35%	—	L+4.35%
Weighted-average maximum maturity (years) (3)	4.3	3.3	4.3	3.7	—	3.7

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the six months ended June 30, 2021 and 2020, the activity in the Company’s loan portfolio, was as follows:

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Held-for-Investment	Held-for-Sale	Total	Held-for-Investment	Held-for-Sale	Total
Balance at beginning of period	$700,149	$—	$700,149	$406,645	$—	$406,645
Loan fundings	1,018,208	—	1,018,208	209,971	—	209,971
Loan repayments	(96,067)	—	(96,067)	(216)	—	(216)
Amortization of deferred fees on loans	460	—	460	410	—	410
Exit and extension fees received on loans	(335)	—	(335)	(105)	—	(105)
Loans transferred to/from other asset classifications	(24,397)	24,397	—	—	—	—

Balance at end of period	$1,598,018	$24,397	$1,622,415	$616,705	$—	$616,705

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)		December 31, 2020
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$321,865	20%	$174,483	25%
Industrial	254,008	16%	168,876	24%
Multifamily	732,790	46%	130,648	19%
Mixed Use	112,388	7%	91,556	13%
Hospitality	63,457	4%	62,759	9%
Retail	67,210	4%	52,128	7%
Self Storage	46,300	3%	19,699	3%

Total	$1,598,018	100%	$700,149	100%

	June 30, 2021 (Unaudited)		December 31, 2020
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$813,433	51%	$311,123	44%
West	413,763	26%	201,318	29%
Northeast	210,146	13%	168,009	24%
Midwest	140,976	9%	—	—
Various	19,700	1%	19,699	3%

Total	$1,598,018	100%	$700,149	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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
The following table allocates the net book value of the Company’s loans receivable, held-for-investment
portfolio based on the Company’s internal risk ratings:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

	June 30, 2021 (Unaudited)			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage

1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	60	1,598,018	100%	34	689,104	98%
4	—	—	—	1	11,045	2%
5	—	—	—	—	—	—

Total	60	$1,598,018	100%	35	$700,149	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-to-maturity
portfolio as of June 30, 2021 or December 31, 2020.
During the second quarter of 2021, the Company transferred one loan secured by a mixed use property located in Philadelphia, PA from held-for-investment to held-for sale as the Company executed a non-binding letter of intent to sell a loan. As of June 30, 2021, the loan had a net book value of $
24,397
 and a risk rating of 4. Previously accrued interest of $
383
 was charged against interest income as a result of the expected sale proceeds being less than the carrying value, which included accrued and unpaid interest.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of June 30, 2021 and December 31, 2020, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
June 30, 2021 (Unaudited)
CMBS, available-for-sale	$19,575	$19,575	$80	$—	$19,655	5.77%	10.2
December 31, 2020
CMBS, available-for-sale	$—	$—	$—	$—	$—	—%	—
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of June 30, 2021 and December 31, 2020, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2021 (Unaudited)
CMBS, held-to-maturity	$37,585	—	—	$37,585
December 31, 2020
CMBS, held-to-maturity	$37,314	—	—	$37,314
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of June 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,585	—	—	$37,585	—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2021 are discussed below.

	As of June 30, 2021 (Unaudited)
Arrangement (1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes (2)	Collateralized Loan Obligation	L+1.20% - 2.50% (3)	$327,665	$—	December 18, 2036 (4)
2021-FL2 Notes (5)	Collateralized Loan Obligation	L+1.22% - 3.45% (3)	646,935	—	May 5, 2038 (6)
WF-1 Facility (7)	Repurchase	L+2.15% - 2.50% (8)	45,714	54,286	August 30, 2021
GS-1 Facility (9)	Repurchase	L+1.75% - 2.75% (10)	23,920	151,080	January 26, 2022
BB-1 Facility (11)	Repurchase	L+1.55% - 1.95%	124,123	125,877	February 22, 2024
RBC Facility	Repurchase	L+1.35%	9,395	—	July 14, 2021
CNB Facility	Revolving Credit Facility	L+2.25% (12)	35,000	20,000	June 7, 2023

Total			$1,212,752	$351,243

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $411,415 and $410,410, respectively.
(3)	LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The carrying amount and fair value of assets transferred as collateral underlying the 2021-FL2 Notes is $782,566 and $783,402, respectively.
(6)	The 2021-FL2 Notes mature on the May 2038 payment date, as defined in the Indenture governing the 2021-FL2 Notes and calculated based on the current U.S. federal holidays.
(7)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $47,940 and $47,746, respectively.
(8)
LIBOR is subject to a 0.00% floor. FS CREIT Finance
WF-1
LLC, or
WF-1,
and Wells Fargo Bank, National Association, or Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(9)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $28,291 and $27,786, respectively.
(10)
LIBOR is subject to a 0.50% floor. FS CREIT Finance
GS-1
LLC, or
GS-1,
and Goldman Sachs Bank USA, or Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

(11)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $124,852 and $124,925, respectively.
(12)	LIBOR is subject to a 0.50% floor.

	As of December 31, 2020
Arrangement (1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
2019-FL1 Notes (2)	Collateralized Loan Obligation	L+1.20% - 2.50% (3)	$327,665	$—	December 18, 2036 (4)
WF-1 Facility (5)	Repurchase	L+2.15% - 2.50% (6)	29,889	70,111	August 30, 2021
GS-1 Facility (7)	Repurchase	L+1.75% - 2.75% (8)	95,571	79,429	January 26, 2021
CNB Facility	Revolving Credit Facility	L+2.25% (3)	—	25,000	August 23, 2022

Total			$453,125	$174,540

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The carrying amount and fair value of assets transferred as collateral underlying the 2019-FL1 Notes is $411,455 and $409,497, respectively.
(3)	LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $39,945 and $39,977, respectively.
(6)	LIBOR is subject to a 0.00% floor. WF-1 and Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(7)	The carrying amount and fair value of assets transferred as collateral underlying the facility is $127,512 and $126,995 respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

(8)	LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the six months ended June 30, 2021 were $714,417 and 1.76%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2020 were $413,236 and 2.12%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021, the
2019-FL1
Notes were collateralized by a pool of interests in 21 commercial real estate loans having a total principal balance of $411,324.
The Company incurred $5,849 of issuance costs which are amortized over the remaining life of the loans that collateralized the
2019-FL1
Notes. As of June 30, 2021, $3,994 had yet to be amortized to interest expense.
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
or the CLO2
Co-Issuer
and, together with the CLO2 Issuer, the CLO2 Issuers.
As of June 30, 2021, the
2021-FL2
Notes were collateralized by a pool of interests in 29 commercial real estate loans having a total principal balance of $782,913.
The Company incurred $7,044 of issuance costs which are amortized over the remaining life of the loans that collateralized the
2019-FL1
Notes. As of June 30, 2021, $6,827 had yet to be amortized to interest expense.
WF-1
Facility
On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary,
WF-1,
as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of June 30, 2021 is $100,000, which may be increased to $200,000 with the consent of Wells Fargo. Each transaction under the
WF-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred $1,691 of deferred financing costs related to the
WF-1
Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2021, $159 had yet to be amortized to interest expense.
GS-1
Facility
On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, GS-1, as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the GS-1 Repurchase Agreement, and together with the related transaction documents, the GS-1 Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the GS-1 Facility as of June 30, 2021 is $
175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the
GS-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

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
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility.
The Company incurred $2,690 of deferred financing costs related to the
GS-1
Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2021, $390 had yet to be amortized to interest expense.
BB-1
Facility
On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance BB-1 LLC, or BB-1, entered into a Master Repurchase Agreement, or the BB-1 Repurchase Agreement, and together with the related transaction documents, the BB-1 Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The initial maximum amount of financing available under the BB-1 Facility was $
175,000, which was subject to increase, with the consent of Barclays, up to $250,000.
BB-1,
with the consent of Barclays, elected to increase the maximum amount of financing available, in accordance with the terms of the
BB-1
Facility, on April 23, 2021, to $175,828 and then again on April 26, 2021, to $250,000. Each transaction under the
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
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.
The Company incurred $999
 of deferred financing costs related to the BB-1 Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2021, $
924 had yet to be amortized to interest expense.
CNB Facility
On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The maximum committed facility amount under the CNB Facility as of June 30, 2021 was $
55,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.
Borrowings under the CNB Facility accrue interest at a rate equal to LIBOR plus a spread of 2.25% per annum, and borrowed amounts must be repaid no later than 180 days after the funding date of such borrowing. In addition, the borrowers pay a non-utilization
fee quarterly in arrears in an amount equal to 0.375% per annum on the daily unused portion of the maximum facility amount. The initial term of the CNB Facility was two years. On June 7, 2021, the CNB Facility was amended to, among other things, (i) increase the maximum amount of financing available from $25,000 to $55,000, (ii) extend the maturity date from August 23, 2022 to June 7, 2023, and
(iii) increase the minimum NAV the Company is required to maintain from $
175,000 to $275,000.
The Company incurred $854 of deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of June 30, 2021, $479 had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

RBC Facility
On March 2, 2020, FS CREIT Investments LLC, the Company’s wholly-owned subsidiary, or FS CREIT Investments, as seller, entered into a Master Repurchase Agreement, or the RBC Facility, with Royal Bank of Canada, as buyer, to enable FS CREIT Investments to execute repurchase transactions of securities and financial instruments on an asset-by-asset basis. Each transaction under the RBC Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and pricing rate. The first transaction under the RBC Facility was entered into in April 2021.

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
FS Investments funded the Company’s organization and offering costs in the amount of $14,690 for the period from November 7, 2016 (Inception) to June 30, 2021. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the six months ended June 30, 2021, the Company paid $679 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2021, $13,726 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement during the three and - six months ended June 30, 2021 and 2020:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$1,285	$721	$2,321	$1,316
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$423	$438	$960	438
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$652	$660	$1,448	$888

(1)
During the six months ended June 30, 2021 and 2020, $1,804 and $921, respectively, in base management fees were paid to FS Real Estate Advisor. As of June 30, 2021, $1,386 in base management fees were payable to FS Real Estate Advisor.

(2)
During the six months ended June 30, 2021 and 2020, $800 and $0, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2021, $476 in performance fees were payable to FS Real Estate Advisor.

(3)
During the six months ended June 30, 2021 and 2020, $1,270 and $834, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2021 and December 31, 2020, the Company accrued $24,347 and $15,481, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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

During the period from September 13, 2017 (Commencement of Operations) to June 30, 2021, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the six months ended June 30, 2021. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2021, the Company received $5,839 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2021, the Company had no reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2021, the Company accrued $390 for expense recoupments payable to FS Real Estate Advisor and Rialto. As of June 30, 2021, $4,381 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration

June 30, 2021	$—	$—	$—	$—	N/A
March 31, 2021	56	56	—	—	March 31, 2023
December 31, 2020	444	444	—	—	December 31, 2023
September 30, 2020	397	397	—	—	September 30, 2023
June 30, 2020	182	182	—	—	June 30, 2023
March 31, 2020	—	—	—	—	N/A
December 31, 2019	500	500	—	—	December 31, 2022
September 30, 2019	491	491	—	—	September 30, 2022
June 30, 2019	420	420	—	—	June 30, 2022
March 31, 2019	537	537	—	—	March 31, 2022
December 31, 2018	709	709	—	—	December 31, 2021
September 30, 2018	645	645	—	—	September 30, 2021
June 30, 2018	561	—	390	171	Expired June 30, 2021
March 31, 2018	356	—	—	356	Expired March 31, 2021
December 31, 2017	377	—	—	377	Expired December 31, 2020
September 30, 2017	164	—	—	164	Expired September 30, 2020

	$5,839	$4,381	$390	$1,068

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
Each of FS Investments and Rannel Investments, LLC (f/k/a Rialto Investments, LLC) (“RI”), a former affiliate of Rialto, the sub-adviser, previously committed to purchase, or to cause its designees to purchase, the Company’s Class F shares and to maintain a minimum investment of $
10,000 in Class F shares until such date as the Company reached $750,000 in net assets (the “Minimum Investment Amount”). In addition, FS Investments and the Company’s board of directors had agreed that FS Investments would commit to purchase up to approximately $21,400 in Class F shares if required to fund additional investments. This commitment expired on November 1, 2020.
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

On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of August 10, 2021, FS Investments (including its affiliates and designees) owned approximately $21,700 in Class F shares.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2021 and 2020:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	67,299	4,222,421	90,823	436,462	1,844,519	7,505,183
Reinvestment of distributions	15,638	—	20,142	106,935	6,249	23,427	32,784	205,175
Redemptions of common stock	(10,270)	(74,127)	(20,042)	(36,438)	—	(42,670)	(26,490)	(210,037)
Transfers in or out	(6,392)	—	(3,664)	(1,684)	(42,355)	—	55,285	1,190

Balance as of June 30, 2021	911,445	906,648	1,309,393	10,069,874	601,015	2,388,258	4,077,626	20,264,259

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	—	20,749	1,690	106,853	2,282	10,996	45,347	187,917
Reinvestment of distributions	392	—	505	2,705	157	590	805	5,154
Redemptions of common stock	(258)	(1,827)	(503)	(922)	—	(1,072)	(651)	(5,233)
Transfers in or out	(160)	—	(92)	(43)	(1,065)	—	1,360	—
Accrued stockholder servicing fees (1)	—	—	(57)	(8,674)	(18)	(727)	—	(9,476)

Balance as of June 30, 2021	$22,352	$22,371	$31,514	$234,624	$14,929	$55,941	$100,458	$482,189

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	235,067	2,925,194	209,311	516,831	630,862	4,517,265
Reinvestment of distributions	13,941	—	16,390	27,610	4,311	15,701	15,581	93,534
Redemptions of common stock	(591,517)	—	(5,621)	(248,134)	(8,888)	(164,531)	(379,900)	(1,398,591)
Transfers in or out	—	—	—	—	—	(14,283)	14,621	338

Balance as of June 30, 2020	897,579	141,116	1,227,672	4,056,257	527,336	1,711,536	1,511,524	10,073,020

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	5,914	74,172	5,268	13,036	15,565	113,955
Reinvestment of distributions	347	—	411	697	108	395	383	2,341
Redemptions of common stock	(14,761)	—	(141)	(6,263)	(223)	(4,139)	(9,319)	(34,846)
Transfers in or out	—	—	—	—	—	(361)	361	—
Accrued stockholder servicing fees (1)	—	—	(267)	(5,539)	(64)	(629)	—	(6,499)

Balance as of June 30, 2020	$22,005	$3,548	$29,533	$94,496	$13,104	$40,059	$37,357	$240,102

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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the six months ended June 30, 2021 and 2020, the Company repurchased 210,037 and 810,856, respectively, shares of common stock under its share repurchase plan representing a total of $5,233 and $20,179, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2021. The remaining redemption requests received during the six months ended June 30, 2020, totaling 179,318 shares, went unfulfilled as a result of the redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the COVID-19 pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result, all valid repurchase requests for the June 2020 repurchase period were satisfied.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2021:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2021	$0.1710	$0.1710	$0.1273	$0.1273	$0.1388	$0.1388	$0.1450
February 25, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
March 30, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
April 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
May 27, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
June 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450

Total	$1.0260	$1.0260	$0.7638	$0.7638	$0.8328	$0.8328	$0.8700

The following table reflects the amount of cash distributions that the Company paid on its common stock during the
-six
months ended June 30, 2021, and 2020:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributions:
Paid or payable in cash	$4,661	$2,705	$8,357	$5,081
Reinvested in shares	2,912	1,236	5,154	2,341

Total distributions	$7,573	$3,941	$13,511	$7,422

Source of distributions:
Cash flows from operating activities	$7,573	$3,941	$13,511	$7,422
Offering proceeds	—	—	—	—

Total sources of distributions	$7,573	$3,941	$13,511	$7,422

Net cash provided by operating activities (1)	$9,619	5,212	$33,038	$14,089

(1)
Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2021 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 8. Fair Value of Financial Instruments
The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2021 (Unaudited)				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$19,655	—	$19,655	—	—	—	—	—
Loans receivable, held-for-sale	$24,397	—	—	$24,397	—	—	—	—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2021 (Unaudited)			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$32,002	$32,002	$32,002	$17,874	$17,874	$17,874
Loans receivable - held-for-investment (1)	$1,598,018	$1,597,672	$1,597,664	$700,149	$699,250	$697,533
Mortgage-backed securities held-to-maturity	$37,585	$50,300	$37,585	$37,314	$50,300	$37,314
Financial Liabilities
Repurchase obligations (2)	$201,679	$203,152	$203,152	$125,266	$125,460	$125,460
Credit facility	$35,000	$35,000	$35,000	—	—	—
Collateralized loan obligations (2)	$963,779	$974,600	$974,600	$323,109	$327,665	$327,665

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
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations and the collateralized loan obligations are measured using unobservable inputs, or Level 3 inputs.
Note 9. Variable Interest Entities
Consolidated Variable Interest Entities
The Company has financed a portion of its loans through CLOs, which are considered VIEs. The Company has a controlling financial interest in the CLOs and, therefore, consolidates them on its balance sheet because the Company has both (i) the power to direct activities of the CLOs that most significantly affect the CLOs’ economic performance and (ii) the obligation to absorb losses and the right to receive benefits of the CLOs that could potentially be significant to the CLOs.
The following table details the assets and liabilities of the Company’s consolidated CLOs as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Restricted cash	$14,973	$4
Loans receivable, held-for-investment	1,193,981	411,455
Interest receivable	3,569	2,470
Other assets	—	15,842

Total assets	$1,212,523	$429,771

Liabilities
Collateralized loan obligations (net of deferred financing costs of $10,821 and $4,556, respectively)	$963,779	$323,109
Interest payable	634	227
Other liabilities	205	—

Total liabilities	$964,618	$323,336

Assets held by the VIE are restricted and can be used only to settle obligations of the VIE. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the VIE.
Non-Consolidated
Variable Interest Entities
In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity
debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,585 as of June 30, 2021.
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
Note 11. Subsequent Events
The following is a discussion of material events that have occurred subsequent to June 30, 2021 through the issuance of the unaudited consolidated financial statements.
Status of Offerings
As of August 10, 2021, the Company has issued 29,161,218 shares of common stock (consisting of 2,606,163 shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,406,999 shares of Class T common stock, 13,843,165 shares of Class S common stock, 711,385 shares of Class D common stock, 2,954,758 shares of Class M common stock and 6,602,077 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $730,738.
Share Repurchases
In connection with the Company’s July 2021 repurchase period, the Company repurchased an aggregate of 31,057 shares of common stock representing a total of $778.
Business Update
During the period from July 1, 2021 through August 10, 2021, we closed on fourteen senior floating-rate mortgage loans of which $581,415 was funded at closing. The Company funded the purchases of the loans with cash on hand, proceeds from its public offerings and $
362,557
in proceeds from the Company’s financing facilities.
WF-1
Facility
On July 6, 2021,
WF-1
entered into a Commitment Increase Agreement with Wells Fargo, as buyer, in connection with the
WF-1
Facility, which, among other things, increased the maximum facility amount from $100,000 to $200,000.
On July 30, 2021, the Company, as guarantor, WF-1, as seller, and Wells Fargo, as buyer, entered into Amendment No. 7 to the WF-1 Repurchase Agreement, or Amendment No. 7, which, among other things: increased the maximum facility amount from $
200,000 to $350,000, with the option to increase, with the consent of Wells Fargo, or reduce the maximum facility amount within the range of $150,000 to $350,000; extended the funding period and maturity date from August 30, 2021 to August 30, 2022, with the option to extend the funding period for one additional year and the maturity date for three additional one-year
terms with the consent of Wells Fargo; and modified the applicability of the facility debt yield test.
On July 30, 2021, the Company, as guarantor, entered into Amendment No. 4 to Guarantee Agreement, with Wells Fargo, as buyer, amending the Guarantee Agreement, dated August 30, 2017, between the Company and Wells Fargo, or WF-1 Guarantee Amendment No. 4. WF-1 Guarantee Amendment No. 4, among other things, provides for a specified percentage of recourse, rather than an aggregate recourse amount, against the Company for each asset purchased prior to Amendment No. 7 and an aggregate percentage of recourse against the Company for assets purchased from and after Amendment No. 7.
BB-1
Facility
On July 30, 2021, BB-1 and Barclays amended the BB-1 Facility to increase the maximum facility amount from $
250,000
 to $
264,000
.
On August 5, 2021, BB-1 and Barclays further amended the BB-1 Facility to provide for one or more additional increases to the maximum facility amount from $
264,000
 up to $
450,000
.

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

Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan fundings (1)	$793,678	$2,505	$1,018,208	$209,971
Loan repayments	(72,182)	(129)	(96,067)	(216)

Total net fundings	$721,496	$2,376	$922,141	$209,755

(1)	Includes new loan originations and additional fundings made under existing loans.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)			December 31, 2020
	Held-for- Investment	Held-for- Sale	Total	Held-for- Investment	Held-for- Sale	Total
Number of loans	60	1	61	35	—	35
Principal balance	$1,597,672	$24,250	$1,621,922	$699,250	—	$699,250
Net book value	$1,598,018	$24,397	$1,622,415	$700,149	—	$700,149
Unfunded loan commitments (1)	$146,658	$—	$146,658	$100,389	—	$100,389
Weighted-average cash coupon (2)	L+3.83%	L+5.00%	L+3.84%	L+4.25%	—	L+4.25%
Weighted-average all-in yield (2)	L+3.88%	L+5.22%	L+3.90%	L+4.35%	—	L+4.35%
Weighted-average maximum maturity (years) (3)	4.3	3.3	4.3	3.7	—	3.7

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment
portfolio, on a
loan-by-loan
basis, as of June 30, 2021:

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
1	Senior Loan	5/12/2021	$85,000	$85,000	$84,991	L+3.00%	L+3.05%	5/9/2026	Detroit, MI	Industrial	73%
2	Senior Loan	4/8/2021	75,000	75,000	75,000	L+4.65%	L+4.74%	4/9/2026	Las Colinas, TX	Office	72%
3	Senior Loan	4/26/2021	68,100	66,000	65,976	L+3.15%	L+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
4	Senior Loan	4/15/2021	64,460	61,460	61,436	L+2.80%	L+2.81%	5/9/2026	Lawrenceville, GA	Multifamily	75%
5	Senior Loan	2/27/2020	58,377	55,370	55,381	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
6	Senior Loan	4/29/2021	57,000	56,000	55,976	L+2.70%	L+2.71%	5/9/2026	Decatur, GA	Multifamily	74%
7	Senior Loan	6/18/2021	56,000	56,000	55,985	L+3.50%	L+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
8	Senior Loan	3/12/2021	52,250	27,255	27,232	L+5.75%	L+5.75%	3/9/2026	San Francisco, CA	Office	65%
9	Senior Loan	6/23/2021	48,944	44,154	44,129	L+2.80%	L+2.82%	7/9/2026	Atlanta, GA	Multifamily	75%
10	Senior Loan	6/4/2021	45,000	45,000	44,975	L+3.20%	L+3.21%	6/9/2026	McKinney, TX	Multifamily	69%
11	Senior Loan	12/29/2020	45,000	45,000	45,020	L+4.15%	L+4.33%	1/9/2026	Hawthorne, CA	Mixed Use	80%
12	Senior Loan	5/6/2021	43,300	43,300	43,286	L+2.90%	L+2.92%	5/9/2026	Peoria, AZ	Multifamily	46%
13	Senior Loan	4/27/2021	39,050	35,150	35,136	L+3.15%	L+3.16%	5/9/2026	Jamaica, NY	Industrial	61%
14	Senior Loan	6/24/2021	38,600	36,000	35,975	L+3.75%	L+3.77%	7/9/2026	Austin, TX	Multifamily	76%
15	Senior Loan	4/9/2019	38,000	38,000	37,997	L+3.75%	L+3.75%	4/9/2024	New York, NY	Mixed Use	75%
16	Senior Loan	3/29/2021	35,880	31,855	31,832	L+3.60%	L+3.62%	4/9/2026	Arlington, TX	Multifamily	80%
17	Senior Loan	5/28/2021	35,785	31,085	31,061	L+5.00%	L+5.03%	6/9/2026	Austin, TX	Office	57%
18	Senior Loan	6/22/2021	34,500	29,900	29,885	L+3.60%	L+3.62%	7/9/2026	Tallahassee, FL	Multifamily	74%
19	Senior Loan	9/14/2017	34,310	34,090	34,176	L+4.25%	L+4.38%	9/9/2022	Memphis, TN	Office	73%
20	Senior Loan	3/11/2021	32,000	30,000	29,986	L+4.50%	L+4.52%	3/9/2026	Colleyville, TX	Retail	58%
21	Senior Loan	12/29/2020	31,129	25,831	25,862	L+3.75%	L+3.95%	1/9/2026	New York, NY	Multifamily	60%
22	Senior Loan	3/6/2020	31,000	31,000	31,054	L+4.00%	L+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
23	Senior Loan	3/5/2020	30,500	26,324	26,318	L+3.00%	L+3.01%	3/9/2025	Jupiter, FL	Office	75%
24	Senior Loan	5/4/2021	30,000	18,898	18,888	L+5.55%	L+5.57%	5/4/2026	Richardson, TX	Office	65%
25	Senior Loan	2/5/2021	29,500	26,500	26,500	L+3.00%	L+3.00%	2/9/2025	Jersey City, NJ	Multifamily	47%
26	Senior Loan	6/28/2019	28,500	28,500	28,590	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
27	Senior Loan	12/18/2020	28,440	22,848	22,844	L+4.50%	L+4.51%	1/9/2026	Rockville, MD	Office	69%
28	Senior Loan	3/31/2021	25,250	25,250	25,232	L+3.20%	L+3.22%	4/9/2026	Tempe, AZ	Multifamily	77%
29	Senior Loan	1/20/2021	25,250	20,950	20,933	L+4.75%	L+4.78%	1/20/2026	Laguna Hills, CA	Office	63%
30	Senior Loan	6/25/2021	25,000	23,750	23,735	L+3.05%	L+3.07%	7/9/2026	Austin, TX	Multifamily	68%
31	Senior Loan	5/28/2021	24,700	20,000	19,985	L+3.50%	L+3.52%	6/9/2026	Jacksonville, FL	Industrial	61%
32	Senior Loan	7/18/2018	22,650	22,650	22,758	L+5.25%	L+5.41%	8/9/2023	Gaithersburg, MD	Hospitality	80%
33	Senior Loan	12/10/2020	22,300	14,407	14,390	L+5.25%	L+5.25%	1/9/2026	Los Angeles, CA	Office	55%
34	Senior Loan	4/5/2018	21,000	18,962	19,014	L+4.00%	L+4.13%	4/9/2023	Austin, TX	Office	57%
35	Senior Loan	7/24/2019	20,688	17,688	17,751	L+4.00%	L+4.14%	12/9/2024	Katy, TX	Office	76%
36	Senior Loan	2/27/2020	19,700	19,700	19,700	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
37	Senior Loan	5/10/2021	19,200	17,500	17,476	L+3.50%	L+3.55%	5/9/2026	Philadelphia, PA	Multifamily	70%
38	Senior Loan	12/6/2017	18,660	14,212	14,258	L+3.85%	L+3.98%	12/9/2022	Landover, MD	Office	67%
39	Senior Loan	2/26/2021	18,589	17,253	17,239	L+3.25%	L+3.25%	3/9/2026	Newark, NJ	Industrial	57%
40	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
41	Senior Loan	2/19/2020	18,000	14,400	14,409	L+3.50%	L+3.48%	3/9/2025	Los Angeles, CA	Mixed Use	71%
42	Senior Loan	12/18/2020	17,650	15,999	15,986	L+4.00%	L+4.13%	1/9/2026	Glendale, AZ	Multifamily	78%
43	Senior Loan	10/22/2019	17,500	14,890	14,962	L+4.50%	L+4.75%	11/9/2024	Oakland, CA	Mixed Use	70%
44	Senior Loan	6/16/2021	17,500	14,250	14,235	L+3.25%	L+3.28%	7/9/2026	Everett, WA	Multifamily	69%
45	Senior Loan	6/16/2021	17,000	13,750	13,735	L+3.25%	L+3.29%	7/9/2026	Everett, WA	Multifamily	71%
46	Senior Loan	1/28/2021	16,100	15,225	15,231	L+4.50%	L+4.63%	1/28/2026	Philadelphia, PA	Self Storage	79%
47	Senior Loan	6/29/2018	15,997	10,246	10,297	L+4.25%	L+4.38%	7/9/2023	Jacksonville, FL	Multifamily	68%
48	Mezz Loan	2/14/2020	15,000	15,000	15,000	L+7.50%	L+7.50%	12/5/2026	New York, NY	Multifamily	75%
49	Senior Loan	11/17/2020	14,550	13,140	13,132	L+4.00%	L+4.02%	12/9/2025	Vista, CA	Industrial	54%
50	Senior Loan	3/25/2021	7,000	11,892	11,882	L+3.25%	L+3.33%	4/9/2026	Lithonia, GA	Multifamily	67%
51	Senior Loan	2/22/2018	13,405	12,594	12,636	L+4.00%	L+4.12%	3/9/2023	Las Vegas, NV	Multifamily	75%
52	Senior Loan	3/19/2021	13,361	12,718	12,710	L+3.95%	L+4.15%	4/9/2026	Brooklyn, NY	Multifamily	85%
53	Senior Loan	11/15/2019	12,718	11,899	11,929	L+4.00%	L+4.18%	11/9/2024	Holly Springs, GA	Retail	70%
54	Senior Loan	3/7/2018	12,150	12,050	12,109	L+5.00%	L+5.19%	3/7/2022	Las Vegas, NV	Hospitality	71%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
55	Senior Loan	5/6/2021	12,050	11,375	11,369	L+3.50%	L+3.69%	5/9/2026	Sacramento, CA	Self Storage	62%
56	Senior Loan	11/17/2020	11,375	10,050	10,042	L+4.00%	L+4.03%	12/9/2025	San Diego, CA	Industrial	65%
57	Senior Loan	2/19/2020	11,010	10,500	10,489	L+3.50%	L+3.52%	3/9/2025	Los Angeles, CA	Retail	71%
58	Senior Loan	6/11/2018	10,500	8,000	8,039	L+4.50%	L+4.61%	3/9/2024	Miami, FL	Retail	68%
59	Senior Loan	2/17/2021	8,000	7,000	6,995	L+3.85%	L+4.06%	3/9/2026	Brooklyn, NY	Multifamily	81%
60	Senior Loan	6/11/2018	6,750	6,750	6,767	L+4.25%	L+4.38%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average			$1,744,330	$1,597,672	$1,598,018	L+3.83%	L+3.88%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)	Our floating-rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
During the second quarter of 2021, we transferred one loan, secured by a mixed use property located in Philadelphia, PA, from held-for-investment
to
held-for
sale as we executed a
non-binding
letter of intent to sell a loan. As of June 30, 2021, the loan had a net book value of $24,397 and a risk rating of 4. Previously accrued interest of $383 was charged against interest income as a result of the sale proceeds being less than carrying value, which included accrued and unpaid interest.
Subsequent Activity
During the period from July 1, 2021 through August 10, 2021, we closed on fourteen senior floating-rate mortgage loans of which $581,415 was funded at closing. We funded the purchases of the loans with cash on hand, proceeds from its public offerings and $362,557 in proceeds from our financing facilities.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$16,039	$9,606	$27,755	$17,734
Less: Interest expense	(4,981)	(3,000)	(7,810)	(6,207)

Net interest income	11,058	6,606	19,945	11,527

Other expenses
Management and performance fees	1,708	1,159	3,281	1,754
General and administrative expenses	1,394	1,179	2,799	1,897
Less: Expense limitation	—	(182)	(56)	(182)
Add: Expense recoupment to sponsor	390	—	390	—

Net other expenses	3,492	2,156	6,414	3,469

Net income	7,566	4,450	13,531	8,058
Preferred stock dividends	(4)	(4)	(8)	(7)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$7,562	$4,446	$13,523	$8,051

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
During the period from September 13, 2017 (Commencement of Operations) to June 30, 2021, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto have agreed to pay, including $56 in reimbursements for the six months ended June 30, 2021. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2021, we received $5,839 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2021, we had no reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2021, we accrued $390 for expense recoupments payable to FS Real Estate Advisor and Rialto. As of June 30, 2021, $4,381 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
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
non-listed
REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (GAAP)	$7,566	$4,450	$13,531	$8,058

Funds from operations	$7,566	$4,450	$13,531	$8,058

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(137)	—	(271)	—

Modified funds from operations	$7,429	$4,450	$13,260	$8,058

NAV per Share
FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.
The following table provides a breakdown of the major components of our total NAV as of June 30, 2021:

Components of NAV	June 30, 2021
Cash and cash equivalents	$13,318
Restricted cash	18,684
Loans receivable	1,598,018
Loans receivable, held-for-sale, at fair value	24,397
Mortgage-backed securities held-to-maturity	37,585
Mortgage-backed securities available-for-sale, at fair value	19,655
Other assets	4,522
Repurchase agreements payable, net of deferred financing costs	(201,679)
Credit facility payable	(35,000)
Collateralized loan obligations, net of deferred financing costs	(963,779)
Accrued servicing fees (1)	(222)
Other liabilities	(8,397)

Net asset value	$507,102

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2021:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,845	$22,186	$32,780	$254,286	$15,065	$60,004	$99,936	$507,102
Number of outstanding shares	911,445	906,648	1,309,393	10,069,874	601,015	2,388,258	4,077,626	20,264,259

NAV per share as of June 30, 2021	$25.0641	$24.4705	$25.0347	$25.2524	$25.0654	$25.1245	$24.5087

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of June 30, 2021:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2021
Total stockholders’ equity under GAAP	$483,487
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	483,362
Adjustments:
Accrued stockholder servicing fees (1)	23,740

Net asset value	$507,102

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
Liquidity and Capital Resources
As of June 30, 2021, we had $13,318 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2021, we had $275,993 in borrowings available under our financing arrangements, subject to certain limitations. As of June 30, 2021, we had unfunded loan commitments of $146,658. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. As of June 30, 2021, we reimbursed $721 to FS Real Estate Advisor for organization and offering expenses previously funded.
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
COVID-19
Developments
The
COVID-19
pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The
COVID-19
pandemic has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our borrowers. We cannot at this time fully predict the impact of
COVID-19
on our business or the business of our borrowers, its duration and magnitude, or the extent to which it will negatively impact our borrowers’ operating results or our own results of operations or financial condition. We expect that certain of our borrowers will continue to experience economic distress for the foreseeable future. The
COVID-19
pandemic has had a more negative impact on certain property types, principally retail and hospitality. The emergence of the
COVID-19
Delta variant has increased uncertainty regarding the course of recovery, renewed concerns over government mandated closures and the potential negative impact on business operations. The pandemic and the governmental response thereto may significantly limit our borrowers’ business operations and subject them to prolonged economic distress. These developments could result in a decrease in the value of our investments.
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
Portfolio Update
As of June 30, 2021, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 98% of our loan portfolio was current as of June 30, 2021.
Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 61% of the portfolio compared to 8% for hospitality and retail as of June 30, 2021. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.
Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of June 30, 2021, approximately 71% of our portfolio consisted of investments sourced after July 2020.
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
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2021 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
FS Rialto 2021-FL2	$646,935	—	—	—	$646,935
WF-1 Facility (1)	$45,714	$45,714	—	—	—
GS-1 Facility (2)	$23,920	$23,920	—	—	—
BB-1 Facility (3)	$124,123	—	$124,123	—	—
RBC Facility	$9,395	$9,395	—	—	—
CNB Facility (4)	$35,000	—	$35,000	—	—

(1)
At June 30, 2021, $54,286 remained unused under the
WF-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(2)
At June 30, 2021, $151,080 remained unused under the
GS-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(3)
At June 30, 2021, $125,877 remained unused under the
BB-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(4)	At June 30, 2021, $20,000 remained unused under the CNB Facility.
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
We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the
COVID-19
pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the FS Rialto
2019-FL1
Notes,
2021-FL2
Notes,
WF-1
Facility, the
GS-1
Facility, the
BB-1
Facility and the CNB Facility, borrowings are at a floating-rate based on LIBOR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2021:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points (1)	$(42)	$(1,002)	$960	1.6%
Down 25 basis points (1)	$(42)	$(1,002)	$960	1.6%
No change	—	—	—	—
Up 25 basis points	$1,504	$2,883	$(1,379)	(2.3)%
Up 50 basis points	$4,039	$5,798	$(1,759)	(2.9)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by
Rule 13a-15(b)
under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f)
or
15d-15(f))
that occurred during the three-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
as supplemented by our quarterly report on Form
10-Q.
There are no material changes from the risk factors included within our most recent Annual Report on Form
10-K,
as supplemented by our quarterly report on Form
10-Q
for the quarter ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
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
any 12-month
period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.
During the three months ended June 30, 2021, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2021	28,930	$24.90	28,930	—
May 1 - May 31, 2021	20,537	25.24	20,537	—
June 1 - June 30, 2021	22,290	24.80	22,290	—

Total	71,757	$24.97	71,757	—

(1)
Redemptions are limited as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $7,312 of shares based on our June 30, 2021 NAV in the second quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Sales of Unregistered Securities
On May 1, 2021, we issued 386 unregistered restricted shares of Class I common stock, with a grant date fair value of $24.56 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

On March 10, 2021, our board of directors approved the issuance of up to $20,000 in shares of our Class Y common stock (with the ability to increase such offering amount up to $50,000 at the sole discretion of the adviser) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, or the Private Placement. On April 12, 2021, we received a subscription from an institutional investor to purchase $19,191 in Class Y shares in the Private Placement. We sold and issued to such institutional investor on or about April 15, 2021 approximately 780,300 Class Y shares at the per share purchase price of $24.59, which is equal to the NAV per Class Y share as of March 31, 2021. On May 3, 2021, we received an additional subscription from the same institutional investor to purchase $1,558 in Class Y shares in the Private Placement at the per share purchase price of $24.59.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Renewal of Advisory Agreement
We previously entered into that certain Second Amended and Restated Advisory Agreement dated as of August 17, 2018 (the “Advisory Agreement”) with FS Real Estate Advisor, LLC, our external advisor. On August 12, 2021, our board of directors approved the renewal of the Advisory Agreement effective as of August 17, 2021 for an additional one-year
term expiring August 17, 2022. The terms of the Advisory Agreement otherwise remain unchanged.
Renewal of Expense Limitation Agreement
We previously entered into that certain Amended and Restated Expense Limitation Agreement dated as of August 17, 2018 (the “Expense Limitation Agreement”) with FS Real Estate Advisor, LLC, our external advisor, and Rialto Capital Management LLC, the sub-advisor
to our external advisor. On August 12, 2021, our board of directors approved the renewal of the Expense Limitation Agreement effective as of August 17, 2021 for an additional one-year
term expiring August 17, 2022. The terms of the Expense Limitation Agreement otherwise remain unchanged.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.1	Indenture dated as of May 5, 2021 among FS Rialto 2021-FL2 Issuer, Ltd., FS Rialto 2021-FL2 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc., Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on May 11, 2021).

10.2	Fourth Amendment to Loan and Security Agreement, dated as of June 7, 2021, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 10, 2021).

10.3	Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.4	Letter Agreement dated April 23, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.5	Letter Agreement dated April 26, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.6*	Amendment No. 7 to Master Repurchase and Securities Contract, dated as of July 30, 2021, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association.

10.7*	Amendment No. 4 to Guarantee Agreement, dated as of July 30, 2021, between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)