Form 10-Q
period 2021-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2021-11-15
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM______TO______
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
As of November 8, 2021 there were 898,133 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,370,351 outstanding shares of Class T common stock, 19,875,415 outstanding shares of Class S common stock, 631,545 outstanding shares of Class D common stock, 2,707,225 outstanding shares of Class M common stock and 10,436,693 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$99,839	$15,707
Restricted cash	5,475	2,167
Loans receivable, held-for-investment	2,511,901	700,149
Mortgage-backed securities held-to-maturity	37,723	37,314
Mortgage-backed securities available-for-sale, at fair value	48,737	—
Reimbursement due from sponsor	—	444
Interest receivable	5,699	3,170
Deferred financing costs	2,761	152
Other assets	65	15,876

Total assets (1)	$2,712,200	$774,979

Liabilities
Collateralized loan obligations (net of deferred financing costs of $10,166 and $4,556, respectively)	$964,434	$323,109
Repurchase agreements payable (net of deferred financing costs of $2,073 and $194, respectively)	906,010	125,266
Credit facility payable	40,000	—
Due to related party	36,131	15,481
Interest payable	1,307	344
Payable for shares repurchased	2,068	1,530
Other liabilities	19,454	3,537

Total liabilities (1)	1,969,404	469,267

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 895,749 and 912,469 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 137,116 issued and outstanding, respectively	9	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,340,710 and 1,245,658 issued and outstanding, respectively	13	12
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 16,209,558 and 5,778,640 issued and outstanding, respectively	162	58
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 619,957 and 546,298 issued and outstanding, respectively	6	5
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 2,804,634 and 1,971,039 issued and outstanding, respectively	28	20
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 8,405,129 and 2,171,528 issued and outstanding, respectively	84	22
Additional paid-in capital	740,453	303,783
Accumulated other comprehensive income (loss)	104	—
Retained earnings	1,928	1,802

Total stockholders’ equity	742,796	305,712

Total liabilities and stockholders’ equity	$2,712,200	$774,979

(1)
The September 30, 2021 and December 31, 2020 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to the Company. As of September 30, 2021 and December 31, 2020, assets of the VIEs totaled $1,212,364 and $429,771, respectively, and liabilities of the VIEs totaled $965,277 and $323,336, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$23,676	$10,270	$51,431	$28,004
Less: Interest expense	(7,929)	(2,733)	(15,739)	(8,940)

Net interest income	15,747	7,537	35,692	19,064

Other expenses
Management and performance fees	1,956	1,225	5,237	2,979
General and administrative expenses	2,713	1,456	5,512	3,353
Less: Expense limitation	—	(397)	(56)	(579)
Add: Expense recoupment to sponsor	8	—	398	—

Net other expenses	4,677	2,284	11,091	5,753
Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	—	(556)	—	(556)

Total other income (loss)	—	(556)	—	(556)

Net income	11,070	4,697	24,601	12,755
Preferred stock dividends	(3)	(3)	(11)	(10)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$11,067	$4,694	$24,590	$12,745

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.41	$0.44	$1.23	$1.28

Weighted average common stock outstanding	26,824,393	10,629,214	20,023,193	9,923,479

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,070	$4,697	$24,601	$12,755
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	24	1,064	104	(17)

Total other comprehensive income (loss)	24	1,064	104	(17)

Comprehensive income	$11,094	$5,761	$24,705	$12,738

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended September 30, 2021
Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487
Common stock issued	—	—	—	61	—	4	44	272,020	—	—	272,129
Distributions declared	—	—	—	—	—	—	—	—	—	(10,953)	(10,953)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	—	4,447	—	—	4,448
Redemptions of common stock	—	—	—	(1)	—	—	(1)	(4,119)	—	—	(4,121)
Stockholder servicing fees	—	—	—	—	—	—	—	(12,923)	—	—	(12,923)
Offering costs	—	—	—	—	—	—	—	(362)	—	—	(362)
Net income	—	—	—	—	—	—	—	—	—	11,070	11,070
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	24	—	24

Balance as of September 30, 2021	$9	$9	$13	$162	$6	$28	$84	$740,453	$104	$1,928	$742,796

Three Months Ended September 30, 2020
Balance as of June 30, 2020	$9	$1	$12	$41	$5	$17	$15	$240,127	$(1,064)	$1,248	$240,411
Common stock issued	—	—	—	5	1	1	3	23,383	—	—	23,393
Distributions declared	—	—	—	—	—	—	—	—	—	(4,277)	(4,277)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	1,365	—	—	1,365
Redemptions of common stock	—	—	—	(1)	—	—	—	(3,337)	—	—	(3,338)
Stockholder servicing fees	—	—	—	—	—	—	—	(972)	—	—	(972)
Net income	—	—	—	—	—	—	—	—	—	4,697	4,697
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	1,064	—	1,064

Balance as of September 30, 2020	$9	$1	$12	$45	$6	$18	$18	$260,566	$—	$1,665	$262,340

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	9	1	103	1	9	61	459,861	—	—	460,045
Distributions declared	—	—	—	—	—	—	—	—	—	(24,464)	(24,464)
Proceeds from distribution reinvestment plan	—	—	—	2	—	—	2	9,599	—	—	9,603
Redemptions of common stock	—	(1)	—	(1)	—	(1)	(1)	(9,350)	—	—	(9,354)
Stockholder servicing fees	—	—	—	—	—	—	—	(22,399)	—	—	(22,399)
Offering costs	—	—	—	—	—	—	—	(1,041)	—	—	(1,041)
Net income	—	—	—	—	—	—	—	—	—	24,601	24,601
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	—	—	—	—	—	104	—	104

Balance as of September 30, 2021	$9	$9	$13	$162	$6	$28	$84	$740,453	$104	$1,928	$742,796

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$15	$1	$10	$14	$3	$14	$12	$165,082	$17	$619	$165,787
Common stock issued	—	—	2	34	3	6	10	137,293	—	—	137,348
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(11,699)	(11,699)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	3,706	—	—	3,706
Redemptions of common stock	(6)	—	—	(3)	—	(2)	(4)	(38,169)	—	—	(38,184)
Stockholder servicing fees	—	—	—	—	—	—	—	(7,471)	—	—	(7,471)
Net income	—	—	—	—	—	—	—	—	—	12,755	12,755
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	—	(17)

Balance as of September 30, 2020	$9	$1	$12	$45	$6	$18	$18	$260,566	$—	$1,665	$262,340

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$24,601	$12,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred fees on loans and debt securities	(1,111)	(761)
Amortization of deferred financing costs	2,684	1,842
Net realized loss on sale of mortgage-backed securities available-for-sale	—	556
Changes in assets and liabilities
Reimbursement due from sponsor	444	103
Interest receivable	(2,529)	(1,566)
Other assets	89	5,149
Due to related party	9	6,614
Interest payable	963	(425)
Other liabilities	2,441	(5,274)

Net cash provided by (used in) operating activities	27,591	18,993

Cash flows used in investing activities
Origination and fundings of loans receivable	(1,990,205)	(214,855)
Principal collections from loans receivable, held-for-investment	169,753	12,617
Proceeds from sale of loans receivable, held-for-sal e	24,397
Exit and extension fees received on loans receivable, held-for-investment	727	167
Purchases of mortgage-backed securities available-for-sale	(36,576)	(25,555)
Principal repayments of mortgage-backed securities	—	31,633
Purchases of mortgage-backed securities held-to-maturity	—	(37,004)

Net cash used in investing activities	(1,831,904)	(232,997)

Cash flows from financing activities
Issuance of common stock	460,045	137,348
Redemptions of common stock	(8,816)	(36,949)
Stockholder distributions paid	(13,453)	(7,651)
Stockholder servicing fees	(1,758)	(857)
Offering costs paid	(1,041)	—
Borrowings under repurchase agreements	1,433,000	126,590
Repayments under repurchase agreements	(650,377)	(21,417)
Borrowings under credit facility	256,000	6,000
Repayments under credit facility	(216,000)	(6,000)
Proceeds from issuance of collateralized loan obligation	646,935	—
Payment of deferred financing costs	(12,782)	(1,184)
Proceeds from issuance of preferred stock	—	125

Net cash provided by (used in) financing activities	1,891,753	196,005

Total increase (decrease) in cash, cash equivalents and restricted cash	87,440	(17,999)
Cash, cash equivalents and restricted cash at beginning of period	17,874	78,155

Cash, cash equivalents and restricted cash at end of period	$105,314	$60,156

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$12,092	$7,523

Accrued stockholder servicing fee	$20,641	$6,614

Distributions payable	$2,530	$1,011

Reinvestment of stockholder distributions	$9,603	$3,706

Payable for shares repurchased	$2,068	$1,297

Loan principal payments held by servicer	$—	$10,381

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
The Company also previously conducted private offerings of its Class F common stock and Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated
in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature
,
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
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of September 30, 2021 and December 31, 2020, the Company’s investment in overnight institutional money market funds was $0 and $1,000, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$99,839	$57,840
Restricted cash	5,475	2,316

Total cash, cash equivalents and restricted cash	$105,314	$60,156

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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue as receivable interest on loans if it is not probable that such income will be collected. Loans are placed on non-accrual
status when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest payments received on non-accrual
loans are generally recognized as interest income on a cash basis. Recognition of interest income on non-performing
loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.
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
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in
capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of organization and offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to September 30, 2021, the Company incurred offering costs of $15,229, which were paid on its behalf by FS Investments (see Note 6).
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense
in the unaudited consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties and none are accrued at September 30, 2021.
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
Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)	December 31, 2020
Number of loans	78	35
Principal balance	$2,511,999	$699,250
Net book value	$2,511,901	$700,149
Unfunded loan commitments (1)	$185,674	$100,389
Weighted-average cash coupon (2)	L+3.54%	L+4.25%
Weighted-average all-in yield (2)	L+3.58%	L+4.35%
Weighted-average maximum maturity (years) (3)	4.4	3.7

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

For the nine months ended September 30, 2021 and 2020, the activity in the Company’s loan portfolio, was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$700,149	$406,645
Loan fundings	1,990,205	214,855
Loan repayments	(178,428)	(22,988)
Amortization of deferred fees on loans	702	680
Exit and extension fees received on loans	(727)	(167)

Balance at end of period	$2,511,901	$599,015

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$292,375	12%	$174,483	25%
Industrial	305,172	12%	168,876	24%
Multifamily	1,518,516	60%	130,648	19%
Mixed Use	112,578	4%	91,556	13%
Hospitality	63,422	3%	62,759	9%
Retail	55,283	2%	52,128	7%
Self Storage	164,555	7%	19,699	3%

Total	$2,511,901	100%	$700,149	100%

	September 30, 2021 (Unaudited)		December 31, 2020
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$1,400,387	56%	$311,123	44%
West	475,730	19%	201,318	29%
Northeast	394,132	15%	168,009	24%
Midwest	221,952	9%	—	—
Various	19,700	1%	19,699	3%

Total	$2,511,901	100%	$700,149	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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

	September 30, 2021 (Unaudited)			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	78	2,511,901	100%	34	689,104	98%
4	—	—	—	1	11,045	2%
5	—	—	—	—	—	—

Total	78	$2,511,901	100%	35	$700,149	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-to-maturity
portfolio as of September 30, 2021 or December 31, 2020.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of September 30, 2021 and December 31, 2020, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
September 30, 2021 (Unaudited)
CMBS, available-for-sale	$48,664	$48,633	$137	$(33)	$48,737	6.47%	16.2
December 31, 2020
CMBS, available-for-sale	$—	$—	$—	$—	$—	—%	—
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of September 30, 2021 and December 31, 2020, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2021 (Unaudited)
CMBS, held-to-maturity	$37,723	—	—	$37,723
December 31, 2020
CMBS, held-to-maturity	$37,314	—	—	$37,314
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of September 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,723	—	—	$37,723	—
Note 5. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form
10-K
for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2021 are discussed below.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

	As of September 30, 2021 (Unaudited)
Arrangement (1)	Rate	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	L+1.20% — 2.50% (2)	$327,665	$—	December 18, 2036 (3)	$422,345	$423,079
2021-FL2 Notes	L+1.22% — 3.45% (2)	646,935	—	May 5, 2038 (4)	782,595	784,983

		974,600	—		1,204,940	1,208,062
Repurchase Agreements
WF-1 Facility	L+2.15% — 2.50% (5)	314,092	35,908	August 30, 2022	392,642	392,816
GS-1 Facility	L+1.75% — 2.75% (6)	151,257	23,743	January 26, 2022	190,981	191,025
BB-1 Facility	L+1.55% — 1.95%	416,803	33,197	February 22, 2024	520,745	521,125
RBC Facility	L+1.35%	25,931	—	N/A	36,580	36,683

		908,083	92,848		1,140,948	1,141,649
Revolving Credit Facility
CNB Facility	L+2.25% (7)	40,000	15,000	June 7, 2023	—	—
MM-1 Facility	L+2.10% (2)	—	200,000	September 20, 2029	—	—

		40,000	215,000		—	—

Total		$1,922,683	$307,848		$2,345,888	$2,349,711

	As of December 31, 2020
Arrangement (1)	Rate	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	L+1.20% — 2.50% (2)	$327,665	$—	December 18, 2036 (3)	$411,455	$409,497

Repurchase Agreements
WF-1 Facility	L+2.15% — 2.50% (5)	29,889	70,111	August 30, 2021	39,945	39,977
GS-1 Facility	L+1.75% — 2.75% (6)	95,571	79,429	January 26, 2021	127,512	126,995

		125,460	149,540		167,457	166,972
Revolving Credit Facility
CNB Facility	L+2.25% (2)	—	25,000	August 23, 2022	—	—

Total		$453,125	$174,540		$578,912	$576,469

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	LIBOR is subject to a 0.00% floor.
(3)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(4)	The 2021-FL2 Notes mature on the May 2038 payment date, as defined in the Indenture governing the 2021-FL2 Notes and calculated based on the current U.S. federal holidays.
(5)	LIBOR is subject to a 0.00% floor. WF-1 and Wells Fargo, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(6)	LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(7)	LIBOR is subject to a 0.50% floor.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the nine months ended September 30, 2021 were $1,011,011 and 1.70%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2020 were $413,236 and 2.12%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021, the
2019-FL1
Notes were collateralized by a pool of interests in
20
 commercial real estate loans having a total principal balance of $422,359.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2019-FL1
Notes. As of September 30, 2021, $3,691 of issuance costs had yet to be amortized to interest expense.
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
As of September 30, 2021, the
2021-FL2
Notes were collateralized by a pool of interests in 29 commercial real estate loans having a total principal balance of $782,913.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2021-FL2
Notes. As of September 30, 2021, $6,475 of issuance costs had yet to be amortized to interest expense.
WF-1
Facility
On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary,
WF-1,
as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of September 30, 2021 is $350,000. Each transaction under the
WF-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
On July 6, 2021,
WF-1
with the consent of Wells Fargo elected to increase the maximum amount of financing available, in accordance with the terms of the
WF-1
Facility, from $100,000 to $200,000. Thereafter on July 30, 2021, the WF-1 Facility was amended to, among other things, increase the maximum amount of financing available under the WF-1 Facility to $350,000, which may be increased, with the consent of Wells Fargo, or reduced within the range of $150,000 to $350,000 and extend the funding period and maturity date from August 30, 2021 to August 30, 2022 with the option to extend the funding period for one additional year and the maturity date for three additional one-year
terms with the consent of Wells Fargo.
The Company incurred deferred financing costs related to the
WF-1
Facility, which is being amortized to interest expense over the life of the facility.

As of September 30, 2021, $865 of deferred financing costs had yet to be amortized to interest expense.
GS-1
Facility
On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary,
GS-1,
as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or, as amended, the
GS-1
Repurchase Agreement, and together with the related transaction documents, the
GS-1
Facility with Goldman Sachs, as buyer, to finance the acquisition and

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the
GS-1
Facility as of September 30, 2021 is $175,000, which may be increased to $250,000 with the consent of Goldman Sachs if the Company meets certain equity capital thresholds. Each transaction under the
GS-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
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
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility.
The Company incurred deferred financing costs related to the
GS-1
Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2021, $224 of deferred financing costs had yet to be amortized to interest expense.
BB-1
Facility
On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance
BB-1
LLC, or
BB-1,
entered into a Master Repurchase Agreement, or the
BB-1
Repurchase Agreement, and together with the related transaction documents, the
BB-1
Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The initial maximum amount of financing available under the
BB-1
Facility was $175,000, which was subject to increase, with the consent of Barclays, up to $264,000.
BB-1,
with the consent of Barclays, elected to increase the maximum amount of financing available, in accordance with the terms of the
BB-1
Facility, on April 23, 2021, to $175,828 and then again on April 26, 2021, to $250,000. Thereafter on July 30, 2021,
the
BB-1
Facility was amended
to increase the maximum amount of financing available to $264,000. On August 5, 2021,
BB-1
and Barclays further amended the
BB-1
Facility to provide for one or more additional increases to the maximum facility amount from $264,000 up to $450,000. Each transaction under the
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
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.
The Company incurred deferred financing costs related to the
BB-1
Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2021, $984 of deferred financing costs had yet to be amortized to interest expense.
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
CNB Facility
On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The maximum committed facility amount under the CNB Facility as of September 30, 2021 was $55,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

Borrowings under the CNB Facility accrue interest at a rate equal to LIBOR plus a spread of 2.25% per annum, and borrowed amounts must be repaid no later than 180 days after the funding date of such borrowing. In addition, the borrowers pay a non-utilization
fee quarterly in arrears in an amount equal to 0.375% per annum on the daily unused portion of the maximum facility amount. The initial term of the CNB Facility was two years. On June 7, 2021, the CNB Facility was amended to, among other things, (i) increase the maximum amount of financing available from $25,000 to $55,000, (ii) extend the maturity date from August 23, 2022 to June 7, 2023, and (iii) increase the minimum NAV the Company is required to maintain from $175,000 to $275,000.
The Company incurred deferred financing costs related to the CNB Facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2021, $458 of deferred financing costs had yet to be amortized to interest expense.
MM-1
Facility
On September 20, 2021, FS CREIT Finance
MM-1
LLC, or
MM-1,
an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, and together with the related transaction documents, the MM-1 Facility, by and among FS CREIT Finance Holdings LLC, or Finance Holdings, a direct wholly owned subsidiary of the Company,
MM-1,
as borrower and portfolio asset servicer, Massachusetts Mutual Life Insurance Company, or Mass Mutual, and the other lenders from time to time party thereto, or the Lenders, Wells Fargo Bank, N.A., as administrative agent and as collateral custodian, and Mass Mutual, as facility servicer. Upon the terms and subject to the conditions of the
MM-1
Facility, the Lenders have agreed to provide a secured loan facility, to
MM-1
to finance the acquisition and origination of commercial mortgage loan assets meeting specified eligibility criteria and concentration limits, pay transaction costs and fund distributions to Finance Holdings and ultimately to the Company.
Borrowings under the MM-1 Facility are subject to compliance with a borrowing base calculated based on advance rates applied to the value of MM-1’s assets. The maximum committed facility amount under the
MM-1
Facility is the lesser of the borrowing base and $200,000 with an option to increase to $250,000 in the first 18 months after the closing date. The MM-1 Facility provides for a three-year availability period for borrowings, extendable for one additional year (for an additional fee of 25 basis points) and an eight-year final maturity. Borrowings under the MM-1 Facility accrue interest as a rate equal to one month
LIBOR plus a spread of 2.10% per annum
. Under the
MM-1
Facility, starting 18 months after the closing date, the full interest rate on outstanding loans will be payable on 85% of the commitments, or the Minimum Usage Amount, regardless of usage. The
MM-1
Facility also has an unused commitment fee of 30 basis points per annum payable on: (i) during the first 18 months after the closing date, the unused commitment amounts and (ii) thereafter, the unused commitment amounts in excess of the Minimum Usage Amount.
The Company incurred deferred financing costs related to the MM-1 facility, which is being amortized to interest expense over the life of the facility. As of September 30, 2021, $2,303 of deferred financing costs had yet to be amortized to interest expense.

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
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the nine months ended September 30, 2021 and 2020, $18,309 and $3,506, respectively, in origination fees were paid directly by the borrower to FS Real Estate Advisor or Rialto and not to the Company.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

FS Investments funded the Company’s organization and offering costs in the amount of $15,472 for the period from November 7, 2016 (Inception) to September 30, 2021. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.
FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the nine months ended September 30, 2021, the Company paid $1,041 to FS Real Estate Advisor for offering costs previously funded. As of September 30, 2021, $14,146 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement during the three and nine months ended September 30, 2021 and 2020:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$1,944	$760	$4,269	$2,076
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$8	$465	$968	903
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$1,260	$810	$2,708	$1,698

(1)
During the nine months ended September 30, 2021 and 2020, $3,194 and $1,642, respectively, in base management fees were paid to FS Real Estate Advisor. As of September 30, 2021 and December 31, 2020
, $1,944
and $869, respectively,
in base management fees were payable to FS Real Estate Advisor.

(2)
During the nine months ended September 30, 2021 and 2020, $1,276 and $438, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2021 and December 31, 2020, $8 and $316, respectively,
in performance fees were payable to FS Real Estate Advisor.

(3)
During the nine months ended September 30, 2021 and 2020, $2,448 and $1,610, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2021 and December 31, 2020, the Company accrued $36,122 and $15,481, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to September 30, 2021, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the nine months ended September 30, 2021. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2021, the Company received $5,839 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2021 and December 31, 2020
, the Company had
$0 and $444, respectively, of
 reimbursements due from FS Real Estate Advisor and Rialto.
During the nine months ended September 30, 2021, $390 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2021
 and December 31, 2020, $8 and $0, respectively,
of expense recoupments were payable to FS Real Estate Advisor and Rialto and $3,736 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
September 30, 2021	$—	$—	$—	$—	N/A
June 30, 2021	—	—	—	—	N/A
March 31, 2021	56	56	—	—	March 31, 2023
December 31, 2020	444	444	—	—	December 31, 2023
September 30, 2020	397	397	—	—	September 30, 2023
June 30, 2020	182	182	—	—	June 30, 2023
March 31, 2020	—	—	—	—	N/A
December 31, 2019	500	500	—	—	December 31, 2022
September 30, 2019	491	491	—	—	September 30, 2022
June 30, 2019	420	420	—	—	June 30, 2022
March 31, 2019	537	537	—	—	March 31, 2022
December 31, 2018	709	709	—	—	December 31, 2021
September 30, 2018	645	—	8	637	Expired September 30, 2021
June 30, 2018	561	—	390	171	Expired June 30, 2021
March 31, 2018	356	—	—	356	Expired March 31, 2021
December 31, 2017	377	—	—	377	Expired December 31, 2020
September 30, 2017	164	—	—	164	Expired September 30, 2020

	$5,839	$3,736	$398	$1,705

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
On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of November
8,
2021, FS Investments (including its affiliates and designees) owned approximately $21,425 in Class F shares.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total

Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	0	843,659	96,414	10,303,946	129,097	953,885	6,081,562	18,408,563
Reinvestment of distributions	23,310	0	29,916	214,826	9,827	36,910	67,801	382,590
Redemptions of common stock	(33,638)	(74,127)	(27,614)	(86,170)	(14,551)	(71,799)	(67,142)	(375,041)
Transfers in or out	(6,392)	0	(3,664)	(1,684)	(50,714)	(85,401)	151,380	3,525

Balance as of September 30, 2021	895,749	906,648	1,340,710	16,209,558	619,957	2,804,634	8,405,129	31,182,385

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	0	20,749	2,419	260,437	3,242	23,996	149,202	460,045
Reinvestment of distributions	585	0	750	5,429	247	929	1,663	9,603
Redemptions of common stock	(843)	(1,827)	(692)	(2,177)	(365)	(1,804)	(1,646)	(9,354)
Transfers in or out	(160)	0	(92)	(43)	(1,274)	(2,145)	3,714	0
Accrued stockholder servicing fees (1)	0	0	(87)	(20,817)	(27)	(1,468)	0	(22,399)

Balance as of September 30, 2021	$21,960	$22,371	$32,269	$377,534	$15,396	$65,662	$206,530	$741,722

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	248,615	3,342,412	240,665	642,576	978,832	5,453,100
Reinvestment of distributions	21,354	—	25,610	46,607	7,472	24,494	22,264	147,801
Redemptions of common stock	(591,722)	—	(42,441)	(284,499)	(10,304)	(205,668)	(396,702)	(1,531,336)
Transfers in or out	—	—	—	—	—	(14,283)	14,621	338

Balance as of September 30, 2020	904,787	141,116	1,213,620	4,456,107	560,435	1,804,937	1,849,375	10,930,377

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	6,253	84,726	6,054	16,202	24,113	137,348
Reinvestment of distributions	532	—	643	1,178	188	617	548	3,706
Redemptions of common stock	(14,766)	—	(1,067)	(7,184)	(259)	(5,175)	(9,733)	(38,184)
Transfers in or out	—	—	—	—	—	(361)	361	—
Accrued stockholder servicing fees (1)	—	—	(257)	(6,351)	(73)	(790)	—	(7,471)

Balance as of September 30, 2020	$22,185	$3,548	$29,188	$103,798	$13,925	$42,250	$45,656	$260,550

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
During the three months ended September 30, 2021 and 2020, the Company repurchased 165,004 and 132,745, respectively, shares of common stock under its share repurchase plan representing a total of $4,121 and $3,338, respectively.
During the nine months ended September 30, 2021 and 2020, the Company repurchased 375,041 and 943,601, respectively, shares of common stock under its share repurchase plan representing a total of $9,354 and $23,517, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2021. The remaining redemption requests received during the nine months ended September 30, 2020, totaling 179,318 shares, went unfulfilled as a result of the redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the
COVID-19
pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result, all valid repurchase requests for the June 2020 repurchase period were satisfied.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2021:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2021	$0.1710	$0.1710	$0.1273	$0.1273	$0.1388	$0.1388	$0.1450
February 25, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
March 30, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
April 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
May 27, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
June 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
July 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
August 30, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
September 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450

Total	$1.5390	$1.5390	$1.1457	$1.1457	$1.2492	$1.2492	$1.3050

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021	2020
Distributions:
Paid or payable in cash	$6,505		$2,912	$14,861	$7,993
Reinvested in shares	4,448		1,365	9,603	3,706

Total distributions	$10,953		$4,277	$24,464	$11,699

Source of distributions:
Cash flows from operating activities	$10,953	(1)	$4,277	$24,464	$11,699
Offering proceeds	—		—	—	—

Total sources of distributions	$10,953		$4,277	$24,464	$11,699

Net cash provided by operating activities (2)	$10,275		4,904	$27,591	$18,993

(1)	The distributions for the three months ended September 30, 2021, were fully covered by cash flows from operating activities, including cash flows from prior periods of $678.
(2)
Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for October 2021 and November 2021
 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 8. Fair Value of Financial Instruments
The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2021 (Unaudited)				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$48,737	—	$48,737	—	—	—	—	—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2021 (Unaudited)			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$105,314	$105,314	$105,314	$17,874	$17,874	$17,874
Loans receivable - held-for-investment (1)	$2,511,901	$2,511,999	$2,515,244	$700,149	$699,250	$697,533
Mortgage-backed securities held-to-maturity	$37,723	$50,300	$37,723	$37,314	$50,300	$37,314
Financial Liabilities
Repurchase obligations (2)	$906,010	$908,083	$908,083	$125,266	$125,460	$125,460
Credit facility	$40,000	$40,000	$40,000	—	—	—
Collateralized loan obligations (2)	$964,434	$974,600	$974,600	$323,109	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.

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
The following table details the assets and liabilities of the Company’s consolidated CLOs as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Restricted cash	$3,938	$4
Loans receivable, held-for-investment	1,204,940	411,455
Interest receivable	3,486	2,470
Other assets	—	15,842

Total assets	$1,212,364	$429,771

Liabilities
Collateralized loan obligations (net of deferred financing costs of $10,166 and $4,556, respectively)	$964,434	$323,109
Interest payable	638	227
Other liabilities	205	—

Total liabilities	$965,277	$323,336

Assets held by the VIEs are restricted and can be used only to settle obligations of the VIEs. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the VIEs.
Non-Consolidated
Variable Interest Entities
In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity
debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,723 as of September 30, 2021.
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
Note 11. Subsequent Events
The following is a discussion of material events that have occurred subsequent to September 30, 2021 through the issuance of the unaudited consolidated financial statements.
Status of Offerings
As of November 8, 2021, the Company has issued 40,255,586 shares of common stock (consisting of 2,613,583 shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,463,744 shares of Class T common stock, 20,280,778 shares of Class S common stock, 736,287 shares of Class D common stock, 3,434,785 shares of Class M common stock and 10,689,738 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $730,738.
Share Repurchases
In connection with the Company’s October 2021 repurchase period, the Company repurchased an aggregate of 238,300 shares of common stock representing a total of $5,853.
Business Update
During the period from October 1, 2021 through November 8, 2021, the Company closed on seven senior floating-rate mortgage loans and one fixed-rate mezzanine loan of which $368,755 and $66,633 was funded at closing, respectively. The Company funded the origination of the senior and mezzanine loans with cash on hand, proceeds from its public offerings and $81,869 in proceeds from the Company’s financing facilities.
2021-FL3
Notes
On November 4, 2021, the Company issued $928,483 of collateralized loan obligation notes, or the CLO3 Transaction, through the Sub-REIT and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2021-FL3 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, or the CLO3 Issuer, and FS Rialto 2021-FL3 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer, or the CLO3 Co-Issuer and, together with the Issuer, the CLO3 Issuers.
The CLO3 Issuers issued six classes of notes, or the CLO3 Offered Notes, (i) $657,736 Class A Senior Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.25% per annum plus, on and after the September 2026 payment date, an additional 0.25% per annum, (ii) $42,526 Class A-S Second Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.55% per annum plus, on and after the September 2026 payment date, 0.25% per annum, (iii) $55,283 Class B Third Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 1.80% per annum plus, on and after the September 2026 payment date, 0.50% per annum, (iv) $69,459 Class C Fourth Priority Secured Floating Rate Notes Due 2036, which bear interest at LIBOR plus 2.05% per annum plus, on and after the September 2026 payment date, 0.50% per annum, (v) $80,799 Class D Fifth Priority Secured Floating Rate Notes Due 2036, or the Class D Notes, which bear interest at LIBOR plus 2.50% per annum plus, on and after the October 2026 payment date, 0.50% per annum, and (vi) $22,680 Class E Sixth Priority Secured Floating Rate Notes Due 2036, or the Class E Notes, which bear interest at LIBOR plus 2.85% per annum plus, on and after the October 2026 payment date, 0.50% per annum. In addition, the CLO3 Issuer further issued two classes of notes, or together with the CLO3 Offered Notes, the 2021-FL3 Notes, (i) $66,624 Class F Seventh Priority Floating Rate Notes Due 2036, or the Class F Notes, which bear interest at LIBOR plus 4.500% per annum, and (ii) $39,690 Class G Eighth Priority Floating Rate Notes Due 2036, or the Class G Notes, which bear interest at LIBOR plus 6.75% per annum. In addition, concurrently with the issuance of the 2021-FL3 Notes, the CLO3 Issuer issued 99,231 Preferred Shares, par value $0.001 per share, and with a liquidation preference equal to $1,000 per share, or the CLO3 Preferred Shares. The 2021-FL3 Notes will mature at par on the November 2036 payment date, unless redeemed or repaid prior thereto. The Company serves as the collateral manager for the CLO3 Issuer.
The CLO3 Issuers issued or co-issued the 2021-FL3 Notes, as applicable, pursuant to the terms of an Indenture, dated as of November 4, 2021, or the CLO3 Indenture, by and among the CLO3 Issuers, the Company, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo, as note administrator and custodian.
FS Rialto 2021-FL3 Holder, LLC, which is an indirect wholly-owned subsidiary of the Company and a direct wholly-owned subsidiary of the Sub-REIT, acquired 100% of the Class F Notes, the Class G Notes and the Preferred Shares upon issuance.
The CLO3 Offered Notes are limited recourse obligations of the CLO3 Issuer and non-recourse obligations of the CLO3 Co-Issuer payable solely from collateral interests acquired by the CLO3 Issuer and pledged under the CLO3 Indenture. To the extent the collateral is insufficient to make payments in respect of the CLO3 Offered Notes, none of the CLO3 Issuer, the CLO3 Co-Issuer, any of their respective affiliates nor any other person will have any obligation to pay any further amounts in respect of the CLO3 Offered Notes. The Class F Notes and the Class G Notes are not secured.

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

Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan fundings (1)	$971,997	$4,884	$1,990,205	$214,855
Loan repayments	(82,361)	(22,782)	(178,428)	(22,998)

Total net fundings	$889,636	$(17,898)	$1,811,777	$191,857

(1)	Includes new loan originations and additional fundings made under existing loans.
The following table details overall statistics for our loans receivable portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)	December 31, 2020
Number of loans	78	35
Principal balance	$2,511,999	$699,250
Net book value	$2,511,901	$700,149
Unfunded loan commitments (1)	$185,674	$100,389
Weighted-average cash coupon (2)	L+3.54%	L+4.25%
Weighted-average all-in yield (2)	L+3.58%	L+4.35%
Weighted-average maximum maturity (years) (3)	4.4	3.7

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans were indexed to LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment
portfolio, on a
loan-by-loan
basis, as of September 30, 2021:

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
1	Senior Loan	9/9/2021	$118,265	$118,265	$118,245	L+3.10%	L+3.11%	9/9/2026	Various, NY	Self Storage	70%
2	Senior Loan	5/12/2021	85,000	85,000	85,003	L+3.00%	L+3.05%	5/9/2026	Detroit, MI	Industrial	73%
3	Senior Loan	4/8/2021	75,000	75,000	75,017	L+4.65%	L+4.74%	4/9/2026	Las Colinas, TX	Office	72%
4	Senior Loan	9/10/2021	71,201	64,650	64,625	L+3.25%	L+3.26%	10/9/2026	Richardson, TX	Multifamily	68%
5	Senior Loan	4/26/2021	68,100	66,000	65,978	L+3.15%	L+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
6	Senior Loan	4/15/2021	64,460	61,460	61,438	L+2.80%	L+2.81%	5/9/2026	Lawrenceville, GA	Multifamily	75%
7	Senior Loan	7/29/2021	62,500	62,500	62,497	L+3.10%	L+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
8	Senior Loan	7/22/2021	62,100	60,100	60,076	L+2.80%	L+2.81%	8/9/2026	Nashville, TN	Multifamily	75%
9	Senior Loan	8/2/2021	60,130	55,690	55,666	L+2.80%	L+2.81%	8/9/2026	Austin, TX	Multifamily	73%
10	Senior Loan	2/27/2020	58,377	55,370	55,379	L+3.15%	L+3.14%	3/9/2025	Various, SC	Industrial	72%
11	Senior Loan	8/13/2021	57,500	51,000	50,976	L+3.10%	L+3.20%	9/9/2026	Various, FL	Industrial	68%
12	Senior Loan	4/29/2021	57,000	56,000	55,978	L+2.70%	L+2.71%	5/9/2026	Decatur, GA	Multifamily	74%
13	Senior Loan	6/18/2021	56,000	56,000	55,987	L+3.50%	L+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
14	Senior Loan	8/9/2021	53,160	51,125	51,101	L+3.15%	L+3.17%	8/9/2026	Philadelphia, PA	Multifamily	79%
15	Senior Loan	3/12/2021	52,250	28,147	28,126	L+5.75%	L+5.78%	3/9/2026	San Francisco, CA	Office	65%
16	Senior Loan	7/7/2021	52,200	44,300	44,277	L+3.00%	L+3.02%	7/9/2026	Austin, FL	Multifamily	74%
17	Senior Loan	6/23/2021	48,944	44,154	44,131	L+2.80%	L+2.82%	7/9/2026	Roswell, GA	Multifamily	75%
18	Senior Loan	7/29/2021	47,500	47,500	47,497	L+3.10%	L+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
19	Senior Loan	8/3/2021	46,500	46,500	46,488	L+3.10%	L+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
20	Senior Loan	6/4/2021	$45,000	$45,000	$44,977	L+3.20%	L+3.21%	6/9/2026	Dallas, TX	Multifamily	69%
21	Senior Loan	12/29/2020	45,000	45,000	45,040	L+4.15%	L+4.33%	1/9/2026	Hawthorne, CA	Mixed Use	80%
22	Senior Loan	7/28/2021	43,350	40,709	40,685	L+3.00%	L+3.02%	8/9/2026	Sandy Springs, GA	Multifamily	77%
23	Senior Loan	5/6/2021	43,300	43,300	43,288	L+2.90%	L+2.91%	5/9/2026	Peoria, AZ	Multifamily	46%
24	Senior Loan	8/19/2021	43,000	43,000	42,976	L+3.10%	L+3.12%	9/9/2026	Omaha, NE	Multifamily	75%
25	Senior Loan	8/9/2021	42,660	37,300	37,286	L+3.05%	L+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
26	Senior Loan	8/25/2021	41,395	40,375	40,350	L+3.15%	L+3.17%	9/9/2026	Cypress, TX	Multifamily	69%
27	Senior Loan	7/21/2021	41,300	38,000	37,986	L+2.80%	L+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
28	Senior Loan	4/27/2021	39,050	35,177	35,164	L+3.15%	L+3.16%	5/9/2026	Jamaica, NY	Industrial	61%
29	Senior Loan	8/31/2021	38,700	34,000	33,976	L+3.10%	L+3.12%	9/9/2026	Colorado Springs, CO	Multifamily	68%
30	Senior Loan	6/24/2021	38,600	36,000	35,977	L+3.75%	L+3.77%	7/9/2026	Austin, TX	Multifamily	76%
31	Senior Loan	8/3/2021	38,500	38,500	38,488	L+3.10%	L+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
32	Senior Loan	4/9/2019	38,000	38,000	37,998	L+3.75%	L+3.75%	4/9/2024	New York, NY	Mixed Use	75%
33	Senior Loan	3/29/2021	35,880	32,220	32,199	L+3.60%	L+3.62%	4/9/2026	Arlington, TX	Multifamily	80%
34	Senior Loan	5/28/2021	35,785	31,085	31,062	L+5.00%	L+5.02%	6/9/2026	Austin, TX	Office	57%
35	Senior Loan	6/22/2021	34,500	29,900	29,886	L+3.60%	L+3.62%	7/9/2026	Tallahassee, FL	Multifamily	74%
36	Senior Loan	9/14/2017	34,310	34,090	34,176	L+4.25%	L+4.37%	9/9/2022	Memphis, TN	Office	73%
37	Senior Loan	3/11/2021	32,000	30,000	29,987	L+4.50%	L+4.51%	3/9/2026	Colleyville, TX	Retail	58%
38	Senior Loan	12/29/2020	31,129	25,831	25,892	L+3.75%	L+3.94%	1/9/2026	Brooklyn, NY	Multifamily	60%
39	Senior Loan	3/6/2020	31,000	31,000	31,063	L+4.00%	L+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
40	Senior Loan	3/5/2020	30,500	27,588	27,583	L+3.00%	L+3.00%	3/9/2025	Jupiter, FL	Office	75%
41	Senior Loan	5/4/2021	30,000	18,898	18,889	L+5.55%	L+5.57%	5/9/2026	Richardson, TX	Office	65%
42	Senior Loan	2/5/2021	29,500	26,500	26,500	L+3.00%	L+3.00%	2/9/2025	Jersey City, NJ	Multifamily	47%
43	Senior Loan	6/28/2019	28,500	28,500	28,603	L+5.35%	L+5.52%	7/9/2024	Davis, CA	Hospitality	72%
44	Senior Loan	12/18/2020	28,440	23,498	23,494	L+4.50%	L+4.50%	1/9/2026	Rockville, MD	Office	69%
45	Senior Loan	3/31/2021	25,250	25,250	25,233	L+3.20%	L+3.22%	4/9/2026	Tempe, AZ	Multifamily	77%
46	Senior Loan	1/20/2021	25,250	21,249	21,233	L+4.75%	L+4.77%	2/9/2026	Laguna Hills, CA	Office	63%
47	Senior Loan	6/25/2021	25,000	23,750	23,736	L+3.05%	L+3.07%	7/9/2026	Austin, TX	Multifamily	68%
48	Senior Loan	5/28/2021	24,700	20,000	19,986	L+3.50%	L+3.52%	6/9/2026	Jacksonville, FL	Industrial	61%
49	Senior Loan	7/18/2018	22,650	22,650	22,710	L+5.25%	L+5.37%	8/9/2023	Gaithersburg, MD	Hospitality	80%
50	Senior Loan	12/10/2020	22,300	15,496	15,480	L+5.25%	L+5.29%	1/9/2026	Fox Hills, CA	Office	55%
51	Senior Loan	8/26/2021	21,805	20,000	19,976	L+3.10%	L+3.14%	9/9/2026	Seattle, WA	Multifamily	69%
52	Senior Loan	7/13/2021	21,350	21,350	21,327	L+3.40%	L+3.44%	8/9/2026	Grand Prairie, TX	Multifamily	72%
53	Senior Loan	7/20/2021	21,136	17,841	17,820	L+3.25%	L+3.38%	8/9/2026	Las Vegas, NV	Multifamily	72%
54	Senior Loan	7/24/2019	20,244	17,244	17,315	L+4.00%	L+4.14%	12/9/2024	Katy, TX	Office	76%
55	Senior Loan	8/6/2021	20,000	20,000	19,990	L+3.10%	L+3.26%	8/9/2026	Sandy Springs, GA	Multifamily	74%
56	Senior Loan	2/27/2020	19,700	19,700	19,700	L+3.20%	L+3.20%	3/9/2025	Various	Self Storage	79%
57	Senior Loan	5/10/2021	19,200	17,500	17,478	L+3.50%	L+3.54%	5/9/2026	University City, PA	Multifamily	70%
58	Senior Loan	2/26/2021	18,589	17,399	17,387	L+3.25%	L+3.25%	3/9/2026	Newark, NJ	Industrial	57%
59	Mezz Loan	2/21/2020	18,102	18,102	18,101	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
60	Senior Loan	2/19/2020	18,000	14,400	14,409	L+3.50%	L+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
61	Senior Loan	12/18/2020	17,650	16,161	16,153	L+4.00%	L+4.08%	1/9/2026	Glendale, AZ	Multifamily	78%
62	Senior Loan	10/22/2019	17,500	15,048	15,131	L+4.50%	L+4.74%	11/9/2024	Oakland, CA	Mixed Use	70%
63	Senior Loan	6/16/2021	17,500	14,348	14,335	L+3.25%	L+3.28%	7/9/2026	Everett, WA	Multifamily	69%
64	Senior Loan	9/23/2021	16,300	14,440	14,416	L+4.25%	L+4.59%	9/9/2026	Various, NJ	Multifamily	77%
65	Senior Loan	1/28/2021	16,100	15,225	15,236	L+4.50%	L+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
66	Senior Loan	6/29/2018	15,997	10,246	10,305	L+4.25%	L+4.38%	7/9/2023	Jacksonville, FL	Multifamily	68%
67	Senior Loan	6/16/2021	15,406	13,814	13,800	L+3.25%	L+3.28%	7/9/2026	Everett, WA	Multifamily	71%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
68	Mezz Loan	2/14/2020	$15,000	$15,000	$15,000	L+7.50%	L+7.50%	12/5/2026	Queens, NY	Multifamily	75%
69	Senior Loan	11/17/2020	14,550	13,140	13,133	L+4.00%	L+4.02%	12/9/2025	Vista, CA	Industrial	54%
70	Senior Loan	3/25/2021	13,405	11,971	11,964	L+3.25%	L+3.37%	4/9/2026	Lithonia, GA	Multifamily	67%
71	Senior Loan	3/19/2021	12,718	12,718	12,716	L+3.95%	L+4.15%	4/9/2026	Brooklyn, NY	Multifamily	85%
72	Senior Loan	3/7/2018	12,050	12,050	12,109	L+5.00%	L+5.19%	3/7/2022	Las Vegas, NV	Hospitality	71%
73	Senior Loan	5/6/2021	11,375	11,375	11,374	L+3.50%	L+3.69%	5/9/2026	Sacramento, CA	Self Storage	62%
74	Senior Loan	11/17/2020	11,010	10,050	10,043	L+4.00%	L+4.02%	12/9/2025	Miramar, CA	Industrial	65%
75	Senior Loan	2/19/2020	10,500	10,500	10,490	L+3.50%	L+3.52%	3/9/2025	Los Angeles, CA	Retail	71%
76	Senior Loan	6/11/2018	8,000	8,000	8,039	L+4.50%	L+4.61%	3/9/2024	Miami, FL	Retail	68%
77	Senior Loan	2/17/2021	7,000	7,000	6,999	L+3.85%	L+4.05%	3/9/2026	Brooklyn, NY	Multifamily	81%
78	Senior Loan	6/11/2018	6,750	6,750	6,767	L+4.25%	L+4.38%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average			$2,697,673	$2,511,999	$2,511,901	L+3.54%	L+3.58%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)	Our floating-rate loans were indexed to LIBOR, or “L”. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Subsequent Activity
During the period from October 1, 2021 through November 10, 2021, we closed on seven senior floating-rate mortgage loans and one fixed-rate mezzanine loan of which $368,755 and $66,633 was funded at closing respectively. We funded the origination of the senior and mezzanine loans with cash on hand, proceeds from its public offerings and $81,869 in proceeds from our financing facilities.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$23,676	$10,270	$51,431	$28,004
Less: Interest expense	(7,929)	(2,733)	(15,739)	(8,940)

Net interest income	15,747	7,537	35,692	19,064

Other expenses
Management and performance fees	1,956	1,225	5,237	2,979
General and administrative expenses	2,713	1,456	5,512	3,353
Less: Expense limitation	—	(397)	(56)	(579)
Add: Expense recoupment to sponsor	8	—	398	—

Net other expenses	4,677	2,284	11,091	5,753

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	—	(556)	—	(556)

Total other income (loss)	—	(556)	—	(556)

Net income	11,070	4,697	24,601	12,755
Preferred stock dividends	(3)	(3)	(11)	(10)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$11,067	$4,694	$24,590	$12,745

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
During the period from September 13, 2017 (Commencement of Operations) to September 30, 2021, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the nine months ended September 30, 2021. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2021, we received $5,839 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2021 and December 31, 2020, we had $0 and $444, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the nine months ended September 30, 2021, $390 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2021 and December 31, 2020, $8 and $0, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $3,736 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
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
non-listed
REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (GAAP)	$11,070	$4,697	$24,601	$12,755

Funds from operations	$11,070	$4,697	$24,601	$12,755

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(138)	(80)	(409)	(80)
Net realized loss on mortgage-backed securities available-for-sale	0	556	0	556

Modified funds from operations	$10,932	$5,173	$24,192	$13,231

NAV per Share
FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2021:

Components of NAV	September 30, 2021
Cash and cash equivalents	$99,839
Restricted cash	5,475
Loans receivable	2,511,901
Mortgage-backed securities held-to-maturity	37,723
Mortgage-backed securities available-for-sale, at fair value	48,737
Other assets	8,525
Repurchase agreements payable, net of deferred financing costs	(906,010)
Credit facility payable	(40,000)
Collateralized loan obligations, net of deferred financing costs	(964,434)
Accrued servicing fees (1)	(330)
Other liabilities	(22,964)

Net asset value	$778,462

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2021:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,424	$22,147	$33,516	$408,823	$15,518	$70,372	$205,662	$778,462
Number of outstanding shares	895,749	906,648	1,340,710	16,209,558	619,957	2,804,634	8,405,129	31,182,385

NAV per share as of September 30, 2021	$25.0333	$24.4269	$24.9984	$25.2213	$25.0310	$25.0914	$24.4688

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of September 30, 2021:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2021
Total stockholders’ equity under GAAP	$742,796
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	742,671
Adjustments:
Accrued stockholder servicing fees (1)	35,791

Net asset value	$778,462

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

Liquidity and Capital Resources
As of September 30, 2021, we had $99,839 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2021, we had $307,848 in borrowings available under our financing arrangements, subject to certain limitations. As of September 30, 2021, we had unfunded loan commitments of $185,674. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class Y shares and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Our leverage may not exceed 300% of our total net assets (as defined in our charter) as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. As of September 30, 2021, we reimbursed $1,083 to FS Real Estate Advisor for organization and offering expenses previously funded.
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
Portfolio Update
As of September 30, 2021, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 100% of our loan portfolio was current as of September 30, 2021.
Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 72% of the portfolio compared to 5% for hospitality and retail as of September 30, 2021. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.
Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of September 30, 2021, approximately 85% of our portfolio consisted of investments sourced after July 2020.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. We do not accrue as receivable interest on loans if it is not probable that such income will be collected. Management places loans on non-accrual
status when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest payments received on non-accrual
loans are generally recognized as interest income on a cash basis. Recognition of interest income on non-performing
loans on an accrual basis is resumed when it is probable that we will be able to collect amounts due according to the contractual terms.
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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2021 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FS Rialto 2019-FL1	$327,665	—	—	—	$327,665
FS Rialto 2021-FL2	$646,935	—	—	—	$646,935
WF-1 Facility (1)	$314,092	$314,092	—	—	—
GS-1 Facility (2)	$151,257	$151,257	—	—	—
BB-1 Facility (3)	$416,803	—	$416,803	—	—
RBC Facility	$25,931	$25,931	—	—	—
CNB Facility (4)	$40,000	—	$40,000	—	—

(1)
At September 30, 2021, $35,908 remained unused under the
WF-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(2)
At September 30, 2021, $23,743 remained unused under the
GS-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(3)
At September 30, 2021, $33,197 remained unused under the
BB-1
Facility. As more fully disclosed in Note 5 to our unaudited consolidated financial statements, these obligations are subject to existing extension options for one or more additional one-year
periods.

(4)	At September 30, 2021, $15,000 remained unused under the CNB Facility.
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
We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 97% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the
COVID-19
pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the FS Rialto
2019-FL1
Notes,
2021-FL2
Notes,
WF-1
Facility, the
GS-1
Facility, the
BB-1
Facility, the CNB Facility, and the
MM-1
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2021:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points (1)	$(58)	$(1,084)	$1,026	1.3%
Down 25 basis points (1)	$(58)	$(1,084)	$1,026	1.3%
No change	—	—	—	—
Up 25 basis points	$3,235	$4,563	$(1,328)	(1.7)%
Up 50 basis points	$8,202	$9,286	$(1,084)	(1.4)%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by
Rule 13a-15(b)
under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f)
or
15d-15(f))
that occurred during the three-month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
as supplemented by our quarterly report on Forms
10-Q
for the quarters ended March 31, 2021 and June 30, 2021.

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
any 12-month
period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.
During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2021	31,057	$25.05	31,057	—
August 1 - August 31, 2021	50,767	25.14	50,767	—
September 1 - September 30, 2021	83,180	24.86	83,180	—

Total	165,004	$25.02	165,004	—

(1)
Redemptions are limited as described above. Under the share repurchase plan, we would have been able to repurchase up to an aggregate of $13,048 of shares based on our September 30, 2021 NAV in the third quarter of 2021 (if such repurchase requests were made). Pursuant to the share repurchase plan, this amount resets at the beginning of each quarter.

Sales of Unregistered Securities
On August 2, 2021, we issued 386 unregistered restricted shares of Class I common stock, with a grant date fair value of $24.51 per share, to our independent directors as compensation for their services pursuant to our independent director restricted share plan in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The restricted shares of Class I common stock will vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.1	Indenture dated as of May 5, 2021 among FS Rialto 2021-FL2 Issuer, Ltd., FS Rialto 2021-FL2 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc., Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on May 11, 2021).

10.2	Fourth Amendment to Loan and Security Agreement, dated as of June 7, 2021, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 10, 2021).

10.3	Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 among FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.4	Letter Agreement dated April 23, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.5	Letter Agreement dated April 26, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2021).

10.6	Amendment No. 7 to Master Repurchase and Securities Contract, dated as of July 30, 2021, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 16, 2021).

10.7	Amendment No. 4 to Guarantee Agreement, dated as of July 30, 2021, between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 16, 2021).

10.8	Loan and Servicing Agreement, dated as of September 20, 2021, by and among FS CREIT Finance MM-1 LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, Wells Fargo Bank, National Association, and FS CREIT Finance Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on September 24, 2021).

10.9	Indenture dated as of November 4, 2021 among FS Rialto 2021-FL3 Issuer, Ltd., FS Rialto 2021-FL3 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc., Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on November 10, 2021).

10.10*	Second Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement dated as of July 30, 2021, by and between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (XBRL).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)