Form 10-K
period 2021-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2022-03-30
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
As of March
2
2
, 2022, there were 907,684
o
utstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,459,857
 o
utstanding shares of Class T common stock, 33,187,871
 o
utstanding shares of Class S common stock, 662,626
o
utstanding shares of Class D common stock, 3,215,892

outstanding shares of Class M common stock and 18,297,513
 o
utstanding shares of Class I common stock.

Auditor Name: Ernst & Young LLP                     Auditor Location: Philadelphia, PA                     Auditor Firm ID: 42
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.
FORM
10-K
FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2021

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
Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in us. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”

•	A stockholder will not have the opportunity to evaluate our future investments before we make them.

•
The purchase and repurchase price for shares of our common stock is generally based on our prior month’s NAV (subject to material changes as described herein), and is not based on any public trading market. Because the valuation of our investments are inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.

•
Since there is no public trading market for shares of our common stock, repurchase of shares by us is likely the only way for a stockholder to dispose of shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid. Finally, we are not obligated by our charter or otherwise to effect a liquidity event at any time.

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
Summary
FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form
S-11
filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We previously conducted private offerings of our Class F common stock and our Class Y common stock. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its
sub-adviser.
We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the Investment Company Act of 1940, as amended, or the 1940 Act.
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
About FS Real Estate Advisor
FS Real Estate Advisor is a subsidiary of FS Investments. FS Investments was founded in 2007 and has established itself as a leader in the world of alternative investments. FS Real Estate Advisor is led by substantially the same personnel that form the investment and operations teams of the registered investment advisers that manage FS Investments’ other affiliated registered investment companies and business development companies.

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
Subject to our board of directors’ oversight, we rely on FS Real Estate Advisor to manage our day-to-day
activities and to implement our investment strategy. FS Real Estate Advisor performs its duties and responsibilities under an advisory agreement with us as a fiduciary of ours and our stockholders. The term of the advisory agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods.
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
FS Investments is headquartered in Philadelphia, Pennsylvania with offices in Orlando, Florida, New York, New York and Leawood, KS. The firm had approximately $32 billion in assets under management as of December 31, 2021.
About Rialto
FS Real Estate Advisor has engaged Rialto to act as the
sub-adviser.
Rialto assists FS Real Estate Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto also oversees the management of our investment portfolio.
Founded in 2007, Rialto, which together with Rialto Capital Group Holdings, Inc. and its subsidiaries, is an integrated investment and asset management and operating business with approximately 254 professionals operating from 14 locations across the United States and Europe as of December 31, 2021. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. Rialto was previously 100% owned by Lennar Corporation (NYSE: LEN and LEN.B). On November 30, 2018, Rialto was acquired by funds managed by Stone Point Capital, LLC, or Stone Point, a financial services-focused private equity firm based in Greenwich, Connecticut, in partnership with Rialto’s management team.
From 2009 through December 31, 2021, Rialto has participated in approximately $14.7 billion of equity investments. Out of this total amount of investments, approximately $12.1 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $9.1 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $17.3 billion.
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
Our focus on debt investments will emphasize the payment of current returns to stockholders and the preservation of invested capital, as well as capital appreciation. We intend to directly structure, underwrite and originate certain of our debt investments in connection with acquisitions, refinancings, and recapitalizations, as this will provide us with the best opportunity to control our borrower and partner relationships and optimize the terms of our investments.
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
The following table details overall statistics for our loans receivable portfolio as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Number of loans	102	35
Principal balance	$3,843,110	$699,250
Net book value	$3,841,868	$700,149
Unfunded loan commitments (1)	$414,818	$100,389
Weighted-average cash coupon (2)	+3.68%	+4.25%
Weighted-average all-in yield (2)	+3.73%	+4.35%
Weighted-average maximum maturity (years) (3)	4.5	3.7

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)
Our floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$2,192,346	57%	$130,648	19%
Office	430,084	11%	174,483	25%
Industrial	348,071	9%	168,876	24%
Retail	277,044	7%	52,128	7%
Self Storage	236,921	6%	19,699	3%
Hospitality	223,847	6%	62,759	9%
Mixed Use	67,645	2%	91,556	13%
Various	65,910	2%	—	—

Total	$3,841,868	100%	$700,149	100%

	December 31, 2021		December 31, 2020
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$2,270,087	59%	$311,123	44%
West	637,142	17%	201,318	29%
Northeast	646,761	16%	168,009	24%
Midwest	221,968	6%	—	—
Various	65,910	2%	19,699	3%

Total	$3,841,868	100%	$700,149	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
For additional information regarding our loan portfolio as of December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.
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
As of December 31, 2021, we have issued 1,407,377 shares of Class T common stock, 22,823,721 shares of Class S common stock, 642,162 shares of Class D common stock, 2,876,736 shares of Class M common stock and 11,366,687 shares of Class I common stock in our public offering and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $1,033,893.
The termination date of our public offering will be March 2, 2024, unless extended in accordance with the SEC’s rules. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.
We also previously conducted private offerings of shares of our Class F common stock and Class Y common stock to certain accredited investors. As of December 31, 2021, we have issued 902,878 of our Class F common stock and 906,648 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $90,499.
Financing Strategy
In addition to raising capital through our offerings, we intend to use prudent levels of leverage to provide additional funds to support our investment activities. We may incur debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. Our focus is on increasing our use of matched-term, non-market-to-market financing structures, including collateralized loan obligations and other non-repurchase facilities.
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
As of December 31, 2021, our ratio of leverage to total net assets was 309%. On March 15, 2022, our board of directors, including a majority of independent directors, approved our borrowings in excess of 300%. Our board of directors determined that such excess borrowing was justified based on the following factors: (1) our investments, including those made in the fourth quarter of 2021, are primarily in senior mortgages, which provide a more favorable risk profile as compared to equity REITs; (2) in December 2021, we closed on $819,100 in originations and achieved a current advance rate of roughly 77%; (3) our use of commercial real estate collateralized loan obligations to finance originations is a lower risk leverage option compared to other sources of leverage; (4) in the fourth quarter of 2021, we closed on our third collateralized loan obligation transaction with an advance rate of over 81%, reducing mark-to-market risk in our portfolio by removing loans from the repurchase facilities; (5) our adviser’s recommendation that using increased leverage on higher quality assets provides better downside protection than investing in higher yielding assets that are subordinated or have less favorable credit profiles; and (6) increased leverage will better align us with leverage levels used by competitors in the mortgage REIT space. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter. As of March 15, 2022 our leverage was 232% of net assets.
Below is a summary of our outstanding financing arrangements as of December 31, 2021:

	As of December 31, 2021
Arrangement(1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.20% - 2.50%	$327,665	$—	December 18, 2036 (4)	$424,665	$424,877
2021-FL2 Notes	+1.22% - 3.45% (3)	646,935	—	May 5, 2038 (5)	740,083	741,226
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036 (6)	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (7)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+1.75% - 2.75% (8)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.55% - 1.95%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.35%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facilities
CNB Facility	+2.25% (9)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR.
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The 2021-FL2 Notes mature on the May 2038 payment date, as defined in the Indenture governing the 2021-FL2 Notes and calculated based on the current U.S. federal holidays.
(6)	The 2021-FL3 Notes mature on the November 2036 payment date, as defined in the Indenture governing the 2021-FL3 Notes and calculated based on the current U.S. federal holidays.
(7)
USD LIBOR is subject to a 0.00% floor. As of December 31, 2021 six transactions under the WF-1 facility are using term SOFR as the reference rate, subject to the rates specified in their applicable transaction confirmations.

(8)	USD LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(9)	USD LIBOR is subject to a 0.50% floor.
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
U.S. taxpayers are eligible for up to a 20% deduction, subject to certain limitations, in taxable years beginning after December 31, 2017 and before January 1, 2026. This deduction is only applicable to stockholders that receive dividends from us and does not affect our taxation. Stockholders should consult their own tax advisors regarding the impact of this deduction on their effective tax rate with respect to REIT dividends.

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
Government Regulation
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.
Financial Information About Industry Segments
We internally evaluate all of our assets as one industry segment, and, accordingly, we do not report segment information.
Website
We maintain a website at www.fsinvestments.com. We are providing the address to our website solely for the information of stockholders. From time to time, we may use our website as a distribution channel for material information about our company. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly
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
An investment in our common stock involves significant risk. In addition to the other information contained in this Annual
Report on Form 10-K, the following
material risks should be carefully considered. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock could decline. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.
Risks Related to an Investment in Us
A stockholder will not have the opportunity to evaluate our future investments before we make them, which makes an stockholder’s investment more speculative.
We are not able to provide a stockholder with any information relating to any future investments that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for a stockholder to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from this offering, after the payment of fees and expenses, to originate, acquire and manage a portfolio of primarily senior loans secured by commercial real estate primarily in the United States. However, because an investor is unable to evaluate the economic merit of our future investments before we make them, the investor has to rely entirely on the ability of FS Real Estate Advisor and Rialto to select suitable and successful investment opportunities. Furthermore, FS Real Estate Advisor and Rialto have broad discretion in selecting the types of loans we will invest in, and a stockholder does not have the opportunity to evaluate potential investments. These factors increase the risk that a stockholder’s investment in our common stock may not generate returns comparable to other real estate investment alternatives.
There is no public trading market for shares of our common stock; therefore, a stockholder’s ability to dispose of their shares will likely be limited to repurchase by us. If a stockholder does sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We intend to repurchase shares on a monthly basis at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which stockholders initially purchased their shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

A stockholder’s ability to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify or suspend our share repurchase plan at any time.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Additionally, the vast majority of our assets will consist of assets that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real estate-related assets or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon a suspension of our share repurchase plan, our board of directors will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our stockholders. However, our board of directors is not required to authorize the recommencement of our share repurchase plan within any specified period of time. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, our share repurchase plan could remain suspended for a significant period of time. As a result, a stockholder’s ability to have their shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
The total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Repurchase requests that exceed the monthly repurchase limits will be repurchased on a pro rata basis. Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, the turbulence in the stock market related to the
COVID-19

pandemic, and the current military conflict in Ukraine could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Repurchase requests for the months of March, April and May 2020 exceeded the monthly repurchase limit. As a result, shares repurchased at the end of each month were repurchased on a pro rata basis and each stockholder that requested to have shares repurchased in March received approximately 65.7% of the requested amount, in April received 73.6% of the requested amount and in May received 93.6% of the requested amount. In June 2020, repurchase requests would have exceeded the quarterly cap, but our board of directors increased the cap and as a result, all repurchase requests were satisfied. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to acquire or originate commercial real estate debt and other targeted investments as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot assure a stockholder that we will be able to pay distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real estate debt, mortgage, transitional or subordinated loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify or maintain our qualification as a REIT, which may materially adversely affect a stockholder’s investment.
We may pay distributions from sources other than our cash flow from operations, which may cause us to have less funds available for investment in assets and a stockholder’s overall return may be reduced.
Our organizational documents permit us to pay distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital
gains proceeds from the sale of assets and dividends and other distributions from our investments. We have not established limits on the amount of funds we may use from available sources to make distributions. If we fund distributions from borrowings, the net proceeds from our offerings or other sources, we will have fewer funds available for investment in assets and a stockholder’s overall return may be reduced.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives.
We compete to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser will be successful in obtaining suitable investments on financially attractive terms or that, if our adviser makes investments on our behalf, our objectives will be achieved. The more money we raise in our offerings, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser,
are unable to find suitable investments promptly, we will hold the proceeds from our offerings in short-term, low risk, highly-

liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.
We depend upon key personnel of our adviser, the
sub-adviser
and their respective affiliates.
We are an externally managed REIT; and therefore, we do not have any internal management capacity or employees. Our officers are also employees of our adviser. We depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our adviser and the sub-adviser
to achieve our investment objectives, all of whom would be difficult to replace. Our adviser, with the assistance of the sub-adviser,
is responsible for evaluating, negotiating, structuring, closing and monitoring our investments in accordance with the terms of the advisory agreement.
We depend upon the senior professionals of our adviser and the sub-adviser
to maintain relationships with potential sources of investments, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure stockholders that these individuals will continue to be employed by our adviser or the sub-adviser
or that they will continue to be available to us to provide investment advice. If these individuals, including the members of our adviser’s investment committee, do not maintain their existing relationships with our adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or manage our investment portfolio. We believe that our future success depends, in large part, on FS Real Estate Advisor’s and Rialto’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to employ and retain such personnel is intense, and we cannot assure stockholders that FS Real Estate Advisor or Rialto will be successful in doing so. In addition, individuals with whom the senior professionals of our adviser or the sub-adviser
have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
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
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
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
Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts (including the recent outbreak of hostilities between Russia and Ukraine), deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with the continuing negative impact of the
COVID-19
pandemic on the global economy, volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

Risks Related to Our Public Offering and Our Corporate Structure
No stockholder may own more than 9.8% of our stock unless exempted by our board of directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,050,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval. After a stockholder purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors. To the extent we issue additional equity interests after a stockholder purchases our shares, a stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of his or her shares.

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
We expect that substantially all of the assets of our subsidiaries will comply with the requirements of Section 3(c)(5)(C), as such requirements have been interpreted by the SEC staff. We intend to invest in transitional loans, construction loans, and mortgage loan participations that meet the parameters of Section 3(c)(5)(C) based on no-action
letters issued by the SEC staff and other SEC interpretive guidance. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exception from registration. Existing SEC no-action
positions regarding the requirements of Section 3(c)(5)(C) were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action
positions were issued more than 10 years ago. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the 1940 Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) or force us to re-evaluate
our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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
Generally, our offering price per share and the price at which we make repurchases of our shares is equal to the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which a stockholder submits their subscription or repurchase request may be significantly different than the offering price a stockholder pays or the repurchase price received. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.
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
COVID-19
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

Our adviser and the
sub-adviser
will face a conflict of interest because the fees they and the dealer manager will receive are based in part on our NAV, which our adviser is responsible for determining and which may reflect valuations performed by our adviser and the sub-adviser.
Our adviser, the
sub-adviser
and the dealer manager receive various fees based on our NAV, which is calculated by our adviser and which may reflect valuations performed by our adviser and the sub-adviser.
The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net income and liabilities. Therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our adviser, the sub-adviser
and their respective affiliates may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of a stockholder’s shares of common stock may not accurately reflect the value of our portfolio, and their shares may be worth less than the purchase price or more than the repurchase price.
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
We may invest in asset-backed securities transactions, including CMBS transactions, in which certain affiliates of the sub-adviser
or other clients will directly or indirectly sell commercial mortgage loans or other assets (and, therefore, certain affiliates of the sub-adviser
will participate in such asset-backed securities transactions as a sponsor and/or mortgage loan seller). In addition, the investor in the
B-piece
of a CMBS pool typically has the right to appoint the special servicer for the loans that are serviced under that pool’s pooling and servicing agreement, or Pooling and Servicing Agreement. Rialto Capital Advisors, LLC, or RCA, an affiliate of the sub-adviser,
has been appointed as the special servicer for asset-backed securities transactions in which we invest. Typically, the special servicer is primarily responsible for making decisions and performing certain servicing functions with respect to mortgage loans as to which specified events (such as a default or an imminent default) have occurred and for reviewing, evaluating and processing and/or providing or withholding consent as to certain major decisions. RCA is remunerated for these services, and such remuneration will not offset other fees payable to the adviser, sub-adviser
or their respective affiliates. Affiliates of RCA may also be entitled to fees where an affiliate serves as a sponsor of a CMBS pool, and such remuneration will not offset other fees payable to the sub-adviser
and its affiliates from us. Affiliates of the
sub-adviser
also may participate in asset-backed securities transactions in which we invest in other capacities or roles. Affiliates of the sub-adviser
have participated in asset-backed securities transactions in which we invest as a mortgage loan seller, a sponsor, a special servicer and/or in other capacities or roles and therefore, have derived ancillary benefits from such transactions, and their respective incentives may not be aligned with our interests. In particular, in such transactions affiliates of the sub-adviser
will receive compensation, commissions, payments, rebates, remuneration and/or business opportunities in connection with or as a result of their participation in such asset-backed securities transactions (which may continue even after an investment is disposed of).
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
Under the advisory agreement, our adviser and the
sub-adviser
will not assume any responsibility to us other than to render the services called for under the agreement, and neither of them will be responsible for any action of our board of directors in following or declining to follow our adviser’s advice or recommendations. Under the terms of the advisory agreement, our adviser, its officers, members, personnel, and any person controlling or controlled by our adviser, and under the sub-advisory
agreement, the
sub-adviser,
its officers, members, personnel, and any person controlling or controlled by the sub-adviser,
will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the advisory agreement, except those resulting from acts constituting bad faith, fraud, misfeasance, intentional misconduct, gross negligence or reckless disregard of our adviser’s duties under the advisory agreement. In addition, we have agreed to indemnify our adviser and the sub-adviser
and each of their respective officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the advisory agreement, provided that the following conditions are met: (i) the adviser, sub-adviser
or their affiliates have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest, (ii) the adviser, sub-adviser
or their affiliates were acting on our behalf or performing services for us, (iii) such liability or loss was not the result of negligence or misconduct by the adviser, sub-adviser
or their affiliates and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. These protections may lead our adviser or the sub-adviser
to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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

•	tenant mix;

•	success of tenant businesses, including as a result of the COVID-19 pandemic;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	inability to pass increases in costs of operations along to tenants;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	in the case of transitional mortgage loans, limited cash flows at the beginning;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
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
The
COVID-19
pandemic may adversely affect our investments and operations.
The impact of
COVID-19
on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and has caused an increase in labor disruptions (including both unemployment and labor shortages in certain market sectors).
As a result of our investments being secured entirely by properties located in the United States,
COVID-19
will impact our investments and operating results to the extent that its spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of
COVID-19
may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments secured by hospitality properties, a variety of factors related to
COVID-19
have, and may in the future, cause a decline in business and leisure travel, including but not limited to (i) restrictions on travel imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, and other large public gatherings, and (iii) negative public perceptions of travel and public gatherings in light of the real and perceived risks associated with
COVID-19.
The extent to which the
COVID-19
pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, vaccination rates and the actions taken to contain
COVID-19
or treat its impact, among others.
Events outside of our control, including public health crises, could negatively affect our borrowers and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics, military conflicts (inluding the recent outbreak of hostilities between Russia and Ukraine) or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect operating results for us and for our borrowers. For example, the
COVID-19
pandemic has resulted in the following in many affected jurisdictions, including the United States: (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to many businesses, (ii) increased defaults by borrowers, (iii) volatility in credit markets and (iv) rapidly evolving action by government officials to slow the spread of
COVID-19
and provide stimulus to the economy. In addition to these developments having adverse consequences for us and our borrowers, the operations of FS Real Estate Advisor and Rialto could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected locations, or any related health issues of such personnel or service providers.
As the potential impact of
COVID-19
is difficult to predict, the extent to which
COVID-19
could negatively affect our and our borrowers’ operating results or the duration of any potential business disruption is uncertain. Impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the continuance and severity of the
COVID-19
pandemic and the actions taken by governmental authorities and other entities to contain the spread of
COVID-19
or treat its impact, all of which are beyond our control. These potential impacts, while they remain uncertain, could adversely affect our and our borrowers’ operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty, which increases the risk of an investment in our company.
The U.S. capital markets experienced extreme volatility and disruption following the global outbreak of
COVID-19
in March 2020. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions or illiquidity are expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also are expected to increase our funding costs, limit our ability to raise capital in our public offering, and limit our ability to secure new indebtedness. These events have limited and could continue to limit our originations of new loans, our ability to grow and our ability to pay distributions to our stockholders, and could have a material negative impact on our operating results and the values of our investments. While recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.
In addition, U.S. and global capital markets have experienced volatility as a result of the recent outbreak of hostilities between Russia and Ukraine, and its long-term impact remains unknown. This risk may be magnified, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies.
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
The RMBS and CMBS in which we invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
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
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e. , a hedge that is out of the money.
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
A replacement of LIBOR by SOFR or other alternative benchmark rate(s) may affect interest expense related to borrowings under our credit facilities and interest income under our investments.
Other than certain of our investments and related repurchase transactions that already use SOFR as a benchmark rate, we otherwise generally receive interest payments on our investments and pay interest under our credit facilities based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the United Kingdom, or FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited, which is supervised by the FCA, announced that it will cease publication of the predominant tenors of U.S. Dollar denominated LIBOR (1-month, 3-month and 6month) after June 30, 2023. There is no assurance that LIBOR will continue to be published until any particular date, and it is unclear if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. Although there have been issuances utilizing SOFR, it is unknown whether SOFR will attain and retain market acceptance as a replacement for U.S. Dollar LIBOR.
There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain or retain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates.
The effect of the establishment of alternative reference rates cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond June 30, 2023 with our portfolio investments that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments.
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
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter and in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines), which is generally expected to be approximately 75% of the aggregate cost of our investments. Further, we can, and have, incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of their investment.
Changes in interest rates may affect our cost of capital and net investment income
.
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
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than those currently utilized by us, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026.
Further changes to the tax laws, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to you of an investment in our common stock.

You are urged to consult with your tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
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
In addition, if we realize excess inclusion income, our stockholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our stockholders. If a stockholder is a tax-exempt
entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a stockholder is a
non-U.S.
person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity.
We issued collateral loan obligations, or CLOs through a REIT subsidiary that we hold through an intervening partnership. The CLO arrangements are taxable mortgage pools, but the subsidiary REIT structure is intended to prevent any excess inclusion income from being allocated to us or our stockholders, although the IRS might take a different view.
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
tax-exempt
investors in certain circumstances.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension held REIT,” (3) a
U.S. tax-exempt
stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduits, or REMIC, interests we buy or taxable mortgage pool in which we hold the “equity interests” and that is treated as or qualified REIT subsidiary generate “excess inclusion income,” then a portion of the distributions to a
U.S. tax-exempt
stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt
stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with generally accepted accounting principles, or GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
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

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cut and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business
income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure
2003-65,
the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
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
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors prospectively or retroactively, no person may own more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock or 9.8% in value of the outstanding shares of stock of all classes and series. Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.
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
Under IRS Revenue Procedure
2017-45,
as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% (modified pursuant to Rev. Proc. 2021-53 to 10% for distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our stock at the time of the sale. Furthermore, with respect to
non-U.S.
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
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes and to what extent those securities constitute real estate assets for purposes of the asset tests and produce income which qualifies under the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
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
We may invest in construction loans, the interest from which will be qualifying income for purposes of the gross income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.
There may be tax consequences to any modifications to our borrowings, any hedging transactions and other contracts to replace references to LIBOR.
We are parties to loan agreements with LIBOR-based interest rates and may enter into derivatives and hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification
instrument for the modified instrument. Recently finalized Treasury Regulations, effective March 7, 2022, treat certain modifications that would be taxable events under current law as non-taxable
events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be subject to corporate income tax. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from sale of such property to be subject to the prohibited transaction tax.

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
Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 22, 2022, we had 105 record holders of our Class F common stock, 2 record holders of Class Y common stock, 531 record holders of Class T common stock, 4,244 record holders of Class S common stock, 376 record holders of Class D common stock, 1,223 record holders of Class M common stock, and 1,518 record holders of Class I common stock.
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
12-month
period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan.
During the three months ended December 31, 2021, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs
October 1 - October 31, 2021	238,300	0.70%	$24.56	238,300	—
November 1 - November 30, 2021	208,071	0.57%	$24.69	208,071	—
December 1 - December 31, 2021	169,640	0.41%	$24.92	169,640	—

Total	616,011			616,011

Sales of Unregistered Securities
During the years ended December 31, 2021, 2020 and 2019, we issued 2,035, 2,878 and 3,461, respectively, of unregistered restricted shares of Class I common stock to our independent directors as compensation for their services pursuant to our independent director restricted share plan in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. For the year ended December 31, 2019, these restricted shares of Class I common stock were issued on February 1, 2019, May 1, 2019, August 1, 2019 and November 1,

2019. For the year ended December 31, 2020, these restricted shares of Class I common stock were issued on February 1, 2020, May 1, 2020, August 3, 2020 and November 2, 2020. For the year ended December 31, 2021, these restricted shares of Class I common stock were issued on February 1, 2021, May 1, 2021, August 2, 2021, and November 2, 2021. In each case, the restricted shares of Class I common stock vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.
On April 15, 2021, we received $19,191 relating to the sale and issuance of 780,300 shares of our Class Y common stock at the per share purchase price of $24.59. On May 3, 2021, we received $1,558 relating to the sale and issuance of 63,343 shares of our Class Y common stock at the per share purchase price of $24.59. On February 1, 2022, we received $2,900 relating to the sale and issuance of approximately 118,564 shares of our Class I common stock at the per share purchase price of $24.46. In each case, the sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6.	Reserved
Omitted pursuant to SEC Final Rule Release
No. 33-10890,
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
, with respect to Item 301, which went effective February 10, 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).
The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form
10-K.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “Risk Factors” in this Annual Report on Form 10-K.
Introduction
We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form
S-11
filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We also previously conducted private offerings of our Class F common stock and Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the 1940 Act.
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
Portfolio Overview
The following table details activity in our loans receivable portfolio for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Loan fundings (1)	$3,500,362	$358,384
Loan repayments	(358,714)	(65,289)

Total net fundings	$3,141,648	$293,095

(1)	Includes new loan originations and additional fundings made under existing loans.
The following table details overall statistics for our loans receivable portfolio as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Number of loans	102	35
Principal balance	$3,843,110	$699,250
Net book value	$3,841,868	$700,149
Unfunded loan commitments (1)	$414,818	$100,389
Weighted-average cash coupon (2)	+3.68%	+4.25%
Weighted-average all-in yield (2)	+3.73%	+4.35%
Weighted-average maximum maturity (years) (3)	4.5	3.7

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating rate loans are indexed to LIBOR and SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.

The following table provides details of our loan receivable, held-for-investment
portfolio, on a
loan-by-loan
basis, as of December 31, 2021:

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
1	Senior Loan	12/7/2021	$175,000	$149,800	$149,783	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
2	Mezz Loan	10/1/2021	150,000	66,633	65,910	10.00%	10.35%	4/1/2026	Various	Various	93%
3	Senior Loan	10/12/2021	134,900	134,900	134,900	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
4	Senior Loan	9/9/2021	118,265	118,265	118,247	+3.10%	+3.11%	9/9/2026	Various, NY	Self Storage	70%
5	Senior Loan	12/30/2021	95,000	95,000	94,980	+4.20%	+4.21%	1/9/2027	San Diego, CA	Hospitality	58%
6	Senior Loan	12/21/2021	93,900	70,000	69,983	+3.80%	+3.81%	1/9/2027	Houston, TX	Multifamily	76%
7	Senior Loan	12/15/2021	85,000	81,800	81,775	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
8	Senior Loan	5/12/2021	85,000	85,000	85,014	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
9	Senior Loan	12/23/2021	83,400	72,000	71,975	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
10	Senior Loan	12/22/2021	81,500	54,000	53,979	+4.75%	+4.93%	1/9/2027	Farmers Branch, TX	Office	62%
11	Senior Loan	4/8/2021	75,000	75,000	75,034	+4.65%	+4.74%	4/9/2026	Las Colinas, TX	Office	72%
12	Senior Loan	9/10/2021	71,201	65,944	65,922	+3.25%	+3.26%	10/9/2026	Richardson, TX	Multifamily	68%
13	Senior Loan	4/26/2021	68,100	66,000	65,980	+3.15%	+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
14	Senior Loan	12/21/2021	65,450	65,450	65,430	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
15	Senior Loan	4/15/2021	64,460	61,460	61,441	+2.80%	+2.81%	5/9/2026	Lawrenceville, GA	Multifamily	75%
16	Senior Loan	7/29/2021	62,500	62,500	62,497	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
17	Senior Loan	7/22/2021	62,100	60,100	60,078	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
18	Senior Loan	8/2/2021	60,130	56,697	56,675	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
19	Senior Loan	8/13/2021	57,500	51,000	50,978	+3.10%	+3.20%	9/9/2026	Various, FL	Industrial	68%
20	Senior Loan	4/29/2021	57,000	56,000	55,980	+2.70%	+2.71%	5/9/2026	Decatur, GA	Multifamily	74%
21	Senior Loan	6/18/2021	56,000	56,000	55,989	+3.50%	+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
22	Senior Loan	11/5/2021	55,960	48,540	48,530	+3.10%	+3.11%	11/9/2026	Houston, TX	Industrial	74%
23	Senior Loan	11/10/2021	54,660	43,600	43,582	+3.75%	+3.85%	11/9/2026	Fayetteville, AR	Multifamily	70%
24	Senior Loan	8/9/2021	53,160	51,125	51,103	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
25	Senior Loan	3/12/2021	52,250	28,986	28,967	+5.75%	+5.77%	3/9/2026	San Francisco, CA	Office	65%
26	Senior Loan	7/7/2021	52,200	44,383	44,361	+3.00%	+3.02%	7/9/2026	Austin, FL	Multifamily	74%
27	Senior Loan	2/27/2020	51,779	49,113	49,120	+3.15%	+3.15%	3/9/2025	Various, SC	Industrial	72%
28	Senior Loan	12/15/2021	49,000	49,000	48,975	+3.45%	+3.47%	12/9/2026	Ladson, SC	Multifamily	77%
29	Senior Loan	6/23/2021	48,944	44,154	44,133	+2.80%	+2.82%	7/9/2026	Roswell, GA	Multifamily	75%
30	Senior Loan	11/1/2021	48,906	44,325	44,301	+3.70%	+3.72%	11/9/2026	Fort Lauderdale, FL	Office	67%
31	Senior Loan	11/23/2021	47,600	39,200	39,185	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
32	Senior Loan	7/29/2021	47,500	47,500	47,497	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
33	Senior Loan	8/3/2021	46,500	46,500	46,489	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
34	Senior Loan	12/17/2021	46,100	36,500	36,477	+4.30%	+4.32%	1/9/2027	Seattle, WA	Office	53%
35	Senior Loan	6/4/2021	45,000	45,000	44,978	+3.20%	+3.21%	6/9/2026	Dallas, TX	Multifamily	69%
36	Senior Loan	7/28/2021	43,350	40,709	40,687	+3.00%	+3.02%	8/9/2026	Sandy Springs, GA	Multifamily	77%
37	Senior Loan	5/6/2021	43,300	43,300	43,290	+2.90%	+2.91%	5/9/2026	Peoria, AZ	Multifamily	46%
38	Senior Loan	8/19/2021	43,000	43,000	42,978	+3.10%	+3.12%	9/9/2026	Omaha, NE	Multifamily	75%
39	Senior Loan	8/9/2021	42,660	37,300	37,287	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
40	Senior Loan	11/1/2021	42,300	39,100	39,076	+3.50%	+3.52%	11/9/2026	Doraville, GA	Multifamily	82%
41	Senior Loan	8/25/2021	41,395	40,375	40,352	+3.15%	+3.17%	9/9/2026	Cypress, TX	Multifamily	69%
42	Senior Loan	7/21/2021	41,300	38,000	37,987	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
43	Senior Loan	10/28/2021	40,200	33,964	33,939	+3.00%	+3.02%	11/9/2026	Dallas, TX	Multifamily	74%
44	Senior Loan	4/27/2021	39,050	35,177	35,165	+3.15%	+3.15%	5/9/2026	Jamaica, NY	Industrial	61%
45	Senior Loan	8/31/2021	38,700	34,449	34,426	+3.10%	+3.12%	9/9/2026	Colorado Springs, CO	Multifamily	68%
46	Senior Loan	6/24/2021	38,600	36,000	35,979	+3.75%	+3.77%	7/9/2026	Austin, TX	Multifamily	76%
47	Senior Loan	8/3/2021	38,500	38,500	38,489	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
48	Senior Loan	11/30/2021	38,310	34,310	34,318	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
49	Senior Loan	4/9/2019	38,000	38,000	37,999	+3.75%	+3.75%	4/9/2024	New York, NY	Mixed Use	75%
50	Senior Loan	11/4/2021	37,300	35,920	35,920	+3.35%	+3.85%	11/1/2024	Boca Raton, FL	Multifamily	81%
51	Senior Loan	11/5/2021	36,325	32,675	32,651	+3.10%	+3.12%	11/9/2026	Mesquite, TX	Multifamily	73%
52	Senior Loan	12/21/2021	36,000	36,000	35,975	+3.45%	+3.47%	1/9/2027	Hackensack, NJ	Multifamily	68%
53	Senior Loan	3/29/2021	35,880	32,524	32,504	+3.60%	+3.60%	4/9/2026	Arlington, TX	Multifamily	80%
54	Senior Loan	5/28/2021	35,785	31,085	31,064	+5.00%	+5.02%	6/9/2026	Austin, TX	Office	57%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
55	Senior Loan	6/22/2021	$34,500	$30,266	$30,254	+3.60%	+3.61%	7/9/2026	Tallahassee, FL	Multifamily	74%
56	Senior Loan	12/3/2021	34,327	34,327	34,317	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
57	Senior Loan	12/16/2021	33,000	30,478	30,453	+3.55%	+3.58%	1/9/2027	Fort Worth, TX	Multifamily	72%
58	Senior Loan	11/23/2021	32,000	26,100	26,085	+3.05%	+3.07%	12/9/2026	Dallas, TX	Multifamily	69%
59	Senior Loan	3/11/2021	32,000	30,000	29,988	+4.50%	+4.51%	3/9/2026	Colleyville, TX	Retail	58%
60	Senior Loan	12/29/2020	31,128	26,946	27,038	+3.75%	+3.94%	1/9/2026	Brooklyn, NY	Multifamily	60%
61	Senior Loan	3/6/2020	31,000	31,000	31,071	+4.00%	+4.12%	3/9/2024	San Antonio, TX	Multifamily	69%
62	Senior Loan	3/5/2020	30,500	29,000	28,996	+3.00%	+3.01%	3/9/2025	Jupiter, FL	Office	75%
63	Senior Loan	5/4/2021	30,000	18,898	18,890	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
64	Senior Loan	2/5/2021	29,500	26,500	26,500	+3.00%	+3.00%	2/9/2025	Jersey City, NJ	Multifamily	47%
65	Senior Loan	6/28/2019	28,500	28,500	28,616	+5.35%	+5.52%	7/9/2024	Davis, CA	Hospitality	72%
66	Senior Loan	12/18/2020	28,440	24,264	24,260	+4.50%	+4.51%	1/9/2026	Rockville, MD	Office	69%
67	Senior Loan	12/15/2021	28,400	26,000	25,985	+3.30%	+3.32%	12/9/2026	Arlington, TX	Multifamily	79%
68	Senior Loan	11/18/2021	27,387	27,387	27,372	+3.60%	+3.62%	12/9/2026	Brooklyn, NY	Self Storage	70%
69	Senior Loan	1/20/2021	25,250	21,249	21,235	+4.75%	+4.77%	2/9/2026	Laguna Hills, CA	Office	63%
70	Senior Loan	3/31/2021	25,250	25,250	25,235	+3.20%	+3.22%	4/9/2026	Tempe, AZ	Multifamily	77%
71	Senior Loan	6/25/2021	25,000	23,750	23,737	+3.05%	+3.07%	7/9/2026	Austin, TX	Multifamily	68%
72	Senior Loan	5/28/2021	24,700	20,033	20,020	+3.50%	+3.52%	6/9/2026	Jacksonville, FL	Industrial	61%
73	Senior Loan	7/18/2018	22,650	22,650	22,711	+5.25%	+5.38%	8/9/2023	Gaithersburg, MD	Hospitality	80%
74	Senior Loan	12/10/2020	22,300	15,707	15,693	+5.25%	+5.28%	1/9/2026	Fox Hills, CA	Office	55%
75	Senior Loan	8/26/2021	21,805	20,000	19,978	+3.10%	+3.14%	9/9/2026	Seattle, WA	Multifamily	69%
76	Senior Loan	7/13/2021	21,350	21,350	21,328	+3.40%	+3.43%	8/9/2026	Grand Prairie, TX	Multifamily	72%
77	Senior Loan	7/20/2021	21,136	17,841	17,827	+3.25%	+3.37%	8/9/2026	Las Vegas, NV	Multifamily	72%
78	Senior Loan	8/6/2021	20,000	20,000	19,998	+3.10%	+3.25%	8/9/2026	Sandy Springs, GA	Multifamily	74%
79	Senior Loan	7/24/2019	19,792	16,792	16,870	+4.00%	+4.14%	12/9/2024	Katy, TX	Office	76%
80	Senior Loan	5/10/2021	19,200	17,500	17,480	+3.50%	+3.54%	5/9/2026	Philadelphia, PA	Multifamily	70%
81	Senior Loan	12/3/2021	18,828	18,828	18,819	+3.45%	+3.47%	12/9/2026	Various, NY	Self Storage	63%
82	Senior Loan	2/26/2021	18,589	17,463	17,451	+3.25%	+3.27%	3/9/2026	Newark, NJ	Industrial	57%
83	Mezz Loan	2/21/2020	18,102	18,102	18,101	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
84	Senior Loan	2/19/2020	18,000	14,400	14,408	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
85	Senior Loan	12/18/2020	17,650	16,444	16,442	+4.00%	+4.12%	1/9/2026	Glendale, AZ	Multifamily	78%
86	Senior Loan	10/22/2019	17,500	15,151	15,238	+4.50%	+4.67%	11/9/2024	Oakland, CA	Mixed Use	70%
87	Senior Loan	6/16/2021	17,500	14,611	14,598	+3.25%	+3.28%	7/9/2026	Everett, WA	Multifamily	69%
88	Senior Loan	9/23/2021	16,300	14,440	14,429	+4.25%	+4.58%	9/9/2026	Various, NJ	Multifamily	77%
89	Senior Loan	1/28/2021	16,100	15,225	15,241	+4.50%	+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
90	Senior Loan	6/16/2021	15,406	14,117	14,105	+3.25%	+3.28%	7/9/2026	Everett, WA	Multifamily	71%
91	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.50%	+7.50%	12/5/2026	Queens, NY	Multifamily	75%
92	Senior Loan	11/17/2020	14,550	13,140	13,133	+4.00%	+4.02%	12/9/2025	Vista, CA	Industrial	54%
93	Senior Loan	3/25/2021	13,405	12,019	12,015	+3.25%	+3.33%	4/9/2026	Lithonia, GA	Multifamily	67%
94	Senior Loan	3/19/2021	12,718	12,718	12,722	+3.95%	+4.14%	4/9/2026	Brooklyn, NY	Multifamily	85%
95	Senior Loan	3/7/2018	12,050	12,050	12,110	+5.00%	+5.19%	3/7/2022	Las Vegas, NV	Hospitality	71%
96	Senior Loan	11/12/2021	11,560	11,560	11,546	+4.00%	+4.04%	11/9/2026	San Antonio, TX	Self Storage	65%
97	Senior Loan	5/6/2021	11,375	11,375	11,379	+3.50%	+3.69%	5/9/2026	Sacramento, CA	Self Storage	62%
98	Senior Loan	11/17/2020	11,010	10,566	10,559	+4.00%	+4.02%	12/9/2025	Miramar, CA	Industrial	65%
99	Senior Loan	2/19/2020	10,500	10,500	10,491	+3.50%	+3.52%	3/9/2025	Los Angeles, CA	Retail	71%
100	Senior Loan	6/11/2018	8,000	8,000	8,040	+4.50%	+4.61%	3/9/2024	Miami, FL	Retail	68%
101	Senior Loan	2/17/2021	7,000	7,000	7,003	+3.85%	+4.05%	3/9/2026	Brooklyn, NY	Multifamily	81%
102	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.38%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average			$4,257,928	$3,843,110	$3,841,868	+3.68%	+3.73%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR. In addition to cash coupon, all-in
yield include accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Subsequent Activity
During the period from January 1, 2022 through March 22, 2022, we closed on nineteen senior floating-rate mortgage loans of which $945,740 was funded at closing.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net interest income
Interest income	$85,663	$38,127	$22,378
Less: Interest expense	(27,390)	(11,352)	(10,441)

Net interest income	58,273	26,775	11,937

Other expenses
Management and performance fees	8,397	4,168	904
General and administrative expenses	8,824	5,113	3,828
Less: Expense limitation	(56)	(1,023)	(1,948)
Add: Expense recoupment to sponsor	460	—	—

Net other expenses	17,625	8,258	2,784

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(17)	(556)	—

Total other income (loss)	(17)	(556)	—

Net income before taxes	40,631	17,961	9,153
Income tax expense	(614)	(103)	(39)

Net income	40,017	17,858	9,114
Preferred stock dividends	(15)	(14)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$40,002	$17,844	$9,114

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
Other Expenses
Other expense include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses can primarily be attributed to the increase of our management fee and various general and administrative related to the growth of our net assets.
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
During the period from September 13, 2017 (Commencement of Operations) to December 31, 2021, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the year ended December 31, 2021. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2021, we received $5,839 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2021, we had $0 of reimbursements due from FS Real Estate Advisor and Rialto.
During the year ended December 31, 2021, $398 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2021 and 2020, $62 and $0, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $3,027 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment. During the year ended December 31, 2019 there were $0 of expense recoupments payable to FS Real Estate Advisor and Rialto.
Non-GAAP
Financial Measures
Funds from Operations and Modified Funds from Operations
We use Funds from Operations, or FFO, a widely accepted
non-GAAP
financial metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back
impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.
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
Due to the unique features of publicly registered,
non-listed
REITs, the Institute for Portfolio Alternatives, or IPA, an industry trade group, published a standardized non-GAAP
financial measure known as Modified Funds from Operations, or MFFO, which the IPA has promulgated as a supplemental measure for publicly registered
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
non-listed
REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the years ended December 31, 2021, 2020 and 2019 as follows:

	Year Ended December 31,
	2021	2020	2019
Net income (GAAP)	$40,017	$17,858	$9,114

Funds from operations	$40,017	$17,858	$9,114

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(548)	(215)	—
Net realized loss on mortgage-backed securities available-for-sale	17	556	—

Modified funds from operations	$39,486	$18,199	$9,114

NAV per Share
FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.
The following table provides a breakdown of the major components of our total NAV as of December 31, 2021:

Components of NAV	December 31, 2021
Loans receivable	$3,841,868
Mortgage-backed securities held-to-maturity	37,862
Mortgage-backed securities available-for-sale, at fair value	44,518
Cash and cash equivalents	47,765
Restricted cash	38,043
Other assets	14,338
Collateralized loan obligation, net of deferred financing costs	(1,886,382)
Repurchase agreements payable, net of deferred financing costs	(903,010)
Credit facility payable, net of deferred financing costs	(196,960)
Accrued servicing fees (1)	(460)
Other liabilities	(16,376)

Net asset value	$1,021,206

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2021:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,596	$22,137	$35,172	$575,525	$16,066	$71,687	$278,023	$1,021,206
Number of outstanding shares	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209

NAV per share as of December 31, 2021	$25.0270	$24.4168	$24.9910	$25.2161	$25.0238	$25.0942	$24.4594

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2021:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2021
Total stockholders’ equity under GAAP	$973,340
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	973,215

Adjustments:
Accrued stockholder servicing fees (1)	47,991

Net asset value	$1,021,206

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

Limits on the Calculation of Our Per Share NAV
Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio, such as significant market events or disruptions or force majeure events. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by a third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock. Further, in determining the number of shares outstanding used in the calculation of our NAV per share for each month-end that coincides with the end of a fiscal quarter, we include the number of Class I shares that have been or will be issued to the adviser and sub-adviser for the quarter with respect to any outstanding Class I PCRs (see Note 6) based on the achievement of certain performance criteria. For each month-end that is not the end of a fiscal quarter, solely for purposes of calculating NAV per share, we include an estimated number of Class I shares, if any, that would have been issued to the adviser and sub-adviser in connection with any outstanding Class I PCRs based on our estimated Excess Distributable Income as of such date.
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
Liquidity and Capital Resources
As of December 31, 2021, we had $46,798 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2021, we had $232,358 in borrowings available under our financing arrangements, subject to certain limitations. As of December 31, 2021, we had unfunded loan commitments of $414,818. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of December 31, 2021, our ratio of leverage to total net assets was 309%. On March 15, 2022, our board of directors, including a majority of independent directors, approved our borrowings in excess of 300%. Our board of directors determined that such excess borrowing was justified based on the following factors: (1) our investments, including those made in the fourth quarter of 2021, are primarily in senior mortgages, which provide a more favorable risk profile as compared to equity REITs; (2) in December 2021, we closed on $819,100 in originations and achieved a current advance rate of roughly 77%; (3) our use of commercial real estate collateralized loan obligations to finance originations is a lower risk leverage option compared to other sources of leverage; (4) in the fourth quarter of 2021, we closed on our third collateralized loan obligation transaction with an advance rate of over 81%, reducing mark-to-market risk in our portfolio by removing loans from the repurchase facilities; (5) our adviser’s recommendation that using increased leverage on higher quality assets provides better downside protection than investing in higher yielding assets that are subordinated or have less favorable credit profiles; and (6) increased leverage will better align us with leverage levels used by competitors in the mortgage REIT space. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter. As of March 15, 2022 our leverage was 232% of net assets.
If we are unable to continue to raise substantial funds in our public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. We will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets or collection of loans receivable.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the year ended December 31, 2021, we reimbursed $2,419 to FS Real Estate Advisor for organization and offering expenses previously funded.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$38,583	$21,777	$11,071
Cash flows used in investing activities	(3,169,256)	(339,371)	(176,598)
Cash flows provided by financing activities	3,198,607	257,313	241,074

Net increase (decrease) in cash and cash equivalents and restricted cash	$67,934	$(60,281)	$75,547

Cash flows provided by operating activities increased $16,806 during the year ended December 31, 2021 compared to the corresponding period in 2020 due to increased cash flow from our loan receivable portfolio. Cash flows provided by operating activities increased $10,706 during the year ended December 31, 2020 compared to the corresponding period in 2019 due to increased cash flows from our loan receivable portfolio.
Cash flows used in investing activities increased $2,829,885 during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to the net increase of $3,141,978 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $300,472. Cash flows used in investing activities increased $162,773 during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to the net increase of $159,256 in origination and fundings of loans receivable.
Cash flows provided by financing activities increased $2,941,294 during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to a net increase in borrowings of $2,428,656 and the increase in issuance of common stock of $527,053. Cash flows provided by financing activities increased $16,239 during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a net decrease in borrowings of $43,079 and the increase in issuance of common stock of $72,600.
COVID-19
Developments
The novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of
COVID-19
to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
Portfolio Update
As of February 28, 2022, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 100% of our loan portfolio was current as of February 28, 2022.
Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 66% of the portfolio compared to 13% for hospitality and retail as of February 28, 2022. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.
Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans, has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of February 28, 2022, approximately 94% of our portfolio consisted of investments sourced after July 2020.
Critical Accounting Estimates
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
Revenue Recognition:
Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Any loan origination fees, original issue discount, market discount and exit fees are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which we are entitled are recorded as fee income. We will record prepayment premiums on loans and securities as fee income when we receive such amounts. We record dividend income on the ex-dividend
date.
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
See Note 2 to our consolidated financial statements included herein for additional information regarding our significant accounting estimates.

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
For the year ended December 31, 2021, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 2.49%.
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
We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 96% of the outstanding principal of our debt investments were floating rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the
COVID-19
pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the FS Rialto
2019-FL1
Notes, FS Rialto
2021-FL2
Notes, FS Rialto
2021-FL3
Notes, the
WF-1
Facility, the
GS-1
Facility, the
BB-1
Facility, the CNB Facility, and the
MM-1
Facility, each borrowing is at a floating rate based on USD LIBOR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for the transaction, at a floating-rate based on USD LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2021:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points (1)	$(22)	$(2,468)	$2,446	2.2%
Down 25 basis points (1)	$(22)	$(2,468)	$2,446	2.2%
No change	—	—	—	—
Up 25 basis points	$6,625	$7,342	$(717)	(0.6)%
Up 50 basis points	$15,027	$14,684	$343	0.3%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
FS Credit Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
March 30, 2022

FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$46,798	$15,707
Restricted cash	39,010	2,167
Loans receivable, held-for-investment	3,841,868	700,149
Mortgage-backed securities held-to-maturity	37,862	37,314
Mortgage-backed securities available-for-sale, at fair value	44,518	—
Reimbursement due from sponsor	—	444
Interest receivable	6,861	3,170
Deferred financing costs	658	152
Other assets	6,819	15,876

Total assets (1)	$4,024,394	$774,979

Liabilities
Collateralized loan obligations (net of deferred financing costs of $16,701 and $4,556, respectively)	$1,886,382	$323,109
Repurchase agreements payable (net of deferred financing costs of $1,958 and $194, respectively)	903,010	125,266
Credit facilities payable (net of deferred financing costs of $2,230 and $0, respectively)	196,960	—
Due to related party	48,514	15,481
Interest payable	2,591	344
Payable for shares repurchased	4,227	1,530
Other liabilities	9,370	3,537

Total liabilities (1)	3,051,054	469,267

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 902,878 and 912,469 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 137,116 issued and outstanding, respectively	9	1
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,407,377 and 1,245,658 issued and outstanding, respectively	14	12
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 22,823,721 and 5,778,640 issued and outstanding, respectively	228	58
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 642,162 and 546,298 issued and outstanding, respectively	6	5
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 2,876,736 and 1,971,039 issued and outstanding, respectively	29	20
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 11,366,687 and 2,171,528 issued and outstanding, respectively	114	22
Additional paid-in capital	969,558	303,783
Accumulated other comprehensive income	86	—
Retained earnings	3,287	1,802

Total stockholders’ equity	973,340	305,712

Total liabilities and stockholders’ equity	$4,024,394	$774,979

(1)
The December 31, 2021 and 2020 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2021 and 2020, assets of the VIEs totaled $2,347,510 and $429,771, respectively, and liabilities of the VIEs totaled $1,887,944 and $323,336, respectively. See Note 9 to the consolidated financial statements for further details.

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net interest income
Interest income	$85,663	$38,127	$22,378
Less: Interest expense	(27,390)	(11,352)	(10,441)

Net interest income	58,273	26,775	11,937

Other expenses
Management and performance fees	8,397	4,168	904
General and administrative expenses	8,824	5,113	3,828
Less: Expense limitation	(56)	(1,023)	(1,948)
Add: Expense recoupment to sponsor	460	—	—

Net other expenses	17,625	8,258	2,784

Other income (loss)
Net realized gain (loss) on mortgage-backed securities available-for-sale	(17)	(556)	—

Total other income (loss)	(17)	(556)	—

Income before income taxes	40,631	17,961	9,153
Income tax expense	(614)	(103)	(39)

Net income	40,017	17,858	9,114
Preferred stock dividends	(15)	(14)	—

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$40,002	$17,844	$9,114

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$1.64	$1.70	$1.83

Weighted average common stock outstanding	24,395,178	10,473,787	4,970,324

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$40,017	$17,858	$9,114
Other comprehensive income (loss)
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	86	(17)	27

Total other comprehensive income (loss)	86	(17)	27

Comprehensive income	$40,103	$17,841	$9,141

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of December 31, 2018	$25	$2	$1	$—	$1	$4	$1	$83,555	$(10)	$(143)	$83,436
Common stock issued	—	—	9	14	2	10	11	112,647	—	—	112,693
Distributions declared	—	—	—	—	—	—	—	—	—	(8,352)	(8,352)
Proceeds from distribution reinvestment plan	1	—	—	—	—	—	—	3,195	—	—	3,196
Redemptions of common stock	(11)	(1)	—	—	—	—	—	(28,754)	—	—	(28,766)
Stockholder servicing fees	—	—	—	—	—	—	—	(5,561)	—	—	(5,561)
Net income	—	—	—	—	—	—	—	—	—	9,114	9,114
Other comprehensive income	—	—	—	—	—	—	—	—	27	—	27

Balance as of December 31, 2019	15	1	10	14	3	14	12	165,082	17	619	165,787
Common stock issued	—	—	3	46	2	8	14	185,220	—	—	185,293
Preferred stock issued	—	—	—	—	—	—	—	125	—	—	125
Distributions declared	—	—	—	—	—	—	—	—	—	(16,661)	(16,661)
Proceeds from distribution reinvestment plan	—	—	—	1	—	1	—	5,429	—	—	5,431
Redemptions of common stock	(6)	—	(1)	(3)	—	(3)	(4)	(41,615)	—	—	(41,632)
Stockholder servicing fees	—	—	—	—	—	—	—	(10,416)	—	—	(10,416)
Offering costs	—	—	—	—	—	—	—	(42)	—	—	(42)
Net income	—	—	—	—	—	—	—	—	—	17,858	17,858
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(14)	(14)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	—	(17)

Balance as of December 31, 2020	9	1	12	58	5	20	22	303,783	—	1,802	305,712
Common stock issued	—	9	2	169	1	9	96	712,060	—	—	712,346
Distributions declared	—	—	—	—	—	—	—	—	—	(38,517)	(38,517)
Proceeds from distribution reinvestment plan	—	—	—	4	—	1	1	15,531	—	—	15,537
Redemptions of common stock	—	(1)	—	(3)	—	(1)	(5)	(24,563)	—	—	(24,573)
Stockholder servicing fees	—	—	—	—	—	—	—	(35,827)	—	—	(35,827)
Offering costs	—	—	—	—	—	—	—	(2,377)	—	—	(2,377)
Performance contingent rights issued	—	—	—	—	—	—	—	951	—	—	951
Net income	—	—	—	—	—	—	—	—	—	40,017	40,017
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income	—	—	—	—	—	—	—	—	86	—	86

Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$40,017	$17,858	$9,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights	951	—	—
Amortization of deferred fees on loans and debt securities	(1,738)	(1,091)	(689)
Amortization of deferred financing costs	4,277	2,438	1,319
Net realized loss on sale of mortgage-backed securities available-for-sale	17	556	—
Changes in assets and liabilities
Reimbursement due from sponsor	444	56	208
Interest receivable	(3,691)	(2,100)	(366)
Other assets	(6,665)	5,105	(26)
Due to related party	62	9,191	5,378
Interest payable	2,247	(429)	469
Other liabilities	2,662	(9,807)	(4,336)

Net cash provided by (used in) operating activities	38,583	21,777	11,071

Cash flows used in investing activities
Origination and fundings of loans receivable	(3,500,362)	(358,384)	(199,128)
Principal collections from loans receivable, held-for-investment	350,039	49,567	27,037
Proceeds from sale of loans receivable, held-for-sale	24,397	—	—
Exit and extension fees received on loans receivable	1,119	467	130
Purchases of mortgage-backed securities available-for-sale	(48,633)	(25,555)	(5,274)
Principal repayments of mortgage-backed securities available-for-sale	4,184	31,633	637
Purchases of mortgage-backed securities held-to-maturity	—	(37,099)	—

Net cash used in investing activities	(3,169,256)	(339,371)	(176,598)

Cash flows from financing activities
Issuance of common stock	712,346	185,293	112,693
Redemptions of common stock	(21,876)	(40,164)	(28,804)
Stockholder distributions paid	(21,159)	(10,777)	(4,744)
Stockholder servicing fees	(2,856)	(1,225)	(186)
Offering costs paid	(1,042)	(42)	—
Borrowings under repurchase agreements	2,397,025	193,678	152,627
Repayments under repurchase agreements	(1,617,517)	(68,218)	(311,753)
Borrowings under credit facilities	529,190	31,000	18,700
Repayments under credit facilities	(330,000)	(31,000)	(18,700)
Proceeds from issuance of collateralized loan obligations	1,575,418	—	327,665
Payment of deferred financing costs	(20,922)	(1,357)	(6,424)
Proceeds from issuance of preferred stock	—	125	—

Net cash provided by (used in) financing activities	3,198,607	257,313	241,074

Total increase (decrease) in cash, cash equivalents and restricted cash	67,934	(60,281)	75,547
Cash, cash equivalents and restricted cash at beginning of year	17,874	78,155	2,608

Cash, cash equivalents and restricted cash at end of year	$85,808	$17,874	$78,155

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows

(continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$20,866	$9,343	$8,653

Accrued stockholder servicing fee	$32,971	$9,191	$5,375

Distributions payable	$2,943	$1,122	$669

Reinvestment of stockholder distributions	$15,537	$5,431	$3,196

Payable for shares repurchased	$4,227	$1,530	$62

Loan principal payments held by servicer	$—	$15,722	$5,212

Offering cost payable to FS Real Estate Advisor	$1,335	$—	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.
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
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

(an entity

for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
Cash, Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of December 31, 2021 and 2020, the Company’s investment in overnight institutional money market funds was $0 and $1,000, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$46,798	$15,707
Restricted cash	39,010	2,167

Total cash, cash equivalents and restricted cash	$85,808	$17,874

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
Mortgage-backed Securities:
The Company designates its mortgage-backed securities as
held-to-maturity
or
available-for-sale
depending on the investment strategy and ability to hold such securities to maturity. Mortgage-backed securities are classified as held-to-maturity
when the Company intends to and has the ability to hold until maturity.
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

Level 1:	Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

Level 2:	Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

Level 3 :	Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.
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

•
Collateralized loan obligations, repurchase obligations and credit facilities: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

Deferred Financing Costs:
Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations and repurchase agreements are recorded as a reduction in the net book
value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facilities and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.
Revenue Recognition:
Security transactions are accounted for on the trade date. The Company records interest income from its
 loans receivable portfolio on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Discounts or premiums associated with the investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company records dividend income on the ex-dividend
date. Any loan origination fees to which the Company is entitled, loan exit fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the investment. Upon the prepayment of a loan or security, any unamortized loan origination fees to which the Company is entitled are recorded as fee income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in
capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of organization and offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2021, the Company incurred offering costs of $16,041, which were paid on its behalf by FS Investments (see Note 6).
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
The Company’s qualification as a REIT also depends on its ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of the Company’s assets and the sources of its income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2021 and 2020, the Company was in compliance with all REIT requirements.
Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as the Company owns 100% of the equity interests in a taxable mortgage pool, it generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt
stockholders that are subject to unrelated business income tax, or UBTI, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to the taxable mortgage pool. The Company has not made UBTI distributions to its common stockholders and does not intend to make such UBTI distributions in the future.
The Company consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2021, 2020 and 2019,

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the Company recorded a current income tax of $614, $103 and $39, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes.
As of December 31, 2021, tax years 2017 through 2021 remain subject to examination by taxing authorities.
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years
ended December 31, 2021, 2020 and 2019, the Company did not incur any interest or penalties and none are accrued at December 31, 2021.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Number of loans	102	35
Principal balance	$3,843,110	$699,250
Net book value	$3,841,868	$700,149
Unfunded loan commitments (1)	$414,818	$100,389
Weighted-average cash coupon (2)	+3.68%	+4.25%
Weighted-average all-in yield (2)	+3.73%	+4.35%
Weighted-average maximum maturity (years) (3)	4.5	3.7

(1)	The Company may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)
The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
For the years ended December 31, 2021 and 2020, the activity in the Company’s loan portfolio was as follows:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$700,149	$406,645
Loan fundings	3,500,362	358,384
Loan repayments	(358,714)	(65,289)
Amortization of deferred fees on loans	1,190	876
Exit and extension fees received on loans receivable	(1,119)	(467)

Balance at end of period	$3,841,868	$700,149

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$2,192,346	57%	$130,648	19%
Office	430,084	11%	174,483	25%
Industrial	348,071	9%	168,876	24%
Retail	277,044	7%	52,128	7%
Self Storage	236,921	6%	19,699	3%
Hospitality	223,847	6%	62,759	9%
Mixed Use	67,645	2%	91,556	13%
Various	65,910	2%	—	—

Total	$3,841,868	100%	$700,149	100%

	December 31, 2021		December 31, 2020
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$2,270,087	59%	$311,123	44%
West	637,142	17%	201,318	29%
Northeast	646,761	16%	168,009	24%
Midwest	221,968	6%	—	—%
Various	65,910	2%	19,699	3%

Total	$3,841,868	100%	$700,149	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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

	December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	102	3,841,868	100%	34	689,104	98%
4	—	—	—	1	11,045	2%
5	—	—	—	—	—	—

Total	102	$3,841,868	100%	35	$700,149	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of December 31, 2021 or December 31, 2020.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of December 31, 2021 and 2020, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon (1)	Remaining Duration (years)
December 31, 2021
CMBS, available-for-sale	$44,580	$44,432	$99	$(13)	$44,518	6.58%	15.1
December 31, 2020
CMBS, available-for-sale	—	—	—	—	—	—	—

(1)	Calculated using the one-month LIBOR rate of 0.10% as of December 31, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of December 31, 2021 and 2020, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862
December 31, 2020
CMBS, held-to-maturity	$37,314	—	—	$37,314
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of December 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$37,862	—	—	$37,862	—
Note 5. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2021 and 2020.

	As of December 31, 2021
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.20% - 2.50%	$327,665	$—	December 18, 2036 (4)	$424,665	$424,877
2021-FL2 Notes	+1.22% - 3.45% (3)	646,935	—	May 5, 2038 (5)	740,083	741,226
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036 (6)	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (7)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+1.75% - 2.75% (8)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.55% - 1.95%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.35%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facilities
CNB Facility	+2.25% (9)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

	As of December 31, 2020
Arrangement (1)	Rate	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	L+1.20% - 2.50% (3)	$327,665	$—	December 18, 2036 (4)	$411,455	$409,497
Repurchase Agreements
WF-1 Facility	L+2.15% - 2.50% (7)	29,889	70,111	August 30, 2021	39,945	39,977
GS-1 Facility	L+1.75% - 2.75% (8)	95,571	79,429	January 26, 2021	127,512	126,995

		125,460	149,540		167,457	166,972
Revolving Credit Facility
CNB Facility	L+2.25% (9)	—	25,000	August 23, 2022	—	—

Total		$453,125	$174,540		$578,912	$576,469

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR .
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The 2021-FL2 Notes mature on the May 2038 payment date, as defined in the Indenture governing the 2021-FL2 Notes and calculated based on the current U.S. federal holidays.
(6)	The 2021-FL3 Notes mature on the November 2036 payment date, as defined in the Indenture governing the 2021-FL3 Notes and calculated based on the current U.S. federal holidays.
(7)
USD LIBOR is subject to a 0.00%

floor.
As of December 31, 2021 six transactions under the
WF-1

facility are using term SOFR as the reference rate, subject to the rates
specified in their applicable transaction confirmations
.

(8)	USD LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(9)	USD LIBOR is subject to a 0.50% floor.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2021 were $1,346,445 and 1.69%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2020 were $413,236 and 2.12%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2021 and 2020.
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
As of December 31, 2021, the
2019-FL1
Notes were collateralized by a pool of interests in 20 commercial real estate loans having a total principal balance of $424,893.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2019-FL1
Notes. As of December 31, 2021, $3,388 of issuance costs had yet to be amortized to interest expense.
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
As of December 31, 2021, the
2021-FL2
Notes were collateralized by a pool of interests in 28 commercial real estate loans having a total principal balance of $740,358.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2021-FL2
Notes. As of December 31, 2021, $6,124 of issuance costs had yet to be amortized to interest expense.
2021-FL3
Notes
On November 4, 2021, the Company issued $928,483 of collateralized loan obligation notes, or the CLO3 Transaction, through the
Sub-REIT
and two wholly-owned financing subsidiaries of
Sub-REIT,
FS Rialto
2021-FL3
Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, or the CLO3 Issuer, and FS Rialto
2021-FL3
Co-Issuer,
LLC, a Delaware limited liability company, as
co-issuer,
or the CLO3
Co-Issuer,
and together with the CLO3 Issuer, the CLO3 Issuers.
As of December 31, 2021, the
2021-FL3
Notes were collateralized by a pool of interests in 26 commercial real estate loans having a total principal balance of $1,134,028.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2021-FL3
Notes. As of December 31, 2021, $7,189 of issuance costs had yet to be amortized to interest expense.
WF-1
Facility
On August 30, 2017, the Company’s indirect wholly-owned, special-purpose financing subsidiary, FS CREIT Finance
WF-1
LLC, or
WF-1,
as seller, entered into a Master Repurchase and Securities Contract, or, as

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

amended, the
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of December 31, 2021 is $350,000. Each transaction under the
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
WF-1
Facility, from $100,000 to $200,000. Thereafter on July 30, 2021, the
WF-1
Facility was amended to, among other things, increase the maximum amount of financing available under the
WF-1
Facility, to $350,000, which may be increased with the consent of Wells Fargo, or reduced within the range of $150,000 to $350,000 and extend the funding period and maturity date from August 30, 2021 to August 30, 2022 with the option to extend the funding period for one additional year and the maturity date for three additional one-year
terms with the consent of Wells Fargo.
The Company incurred issuance costs, which are being amortized to interest expense over the life of the facility. As of December 31, 2021, $885 of issuance costs had yet to be amortized to interest expense.
GS-1
Facility
On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, FS CREIT Finance
GS-1
LLC, or
GS-1,
as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or as amended, the
GS-1
Repurchase Agreement, and together with the related transaction documents, the
GS-1
Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the
GS-1
Facility as of December 31, 2021 is $250,000. Each transaction under the
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
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility.
The Company incurred issuance costs, which are being amortized to interest expense over the life of the facility. As of December 31, 2021, $59 of issuance costs had yet to be amortized to interest expense.
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
BB-1
and Barclays further amended the
BB-1
Facility to provide for one or more additional increases to the maximum amount of financing available from $264,000 up to $450,000. Each transaction under the
BB-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The initial availability period of the
BB-1
Facility is three years.
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
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.
The Company incurred issuance costs, which are being amortized to interest expense over the life of the facility. As of December 31, 2021, $1,014 of issuance costs had yet to be amortized to interest expense.
RBC Facility
On March 2, 2020, the Company’s wholly-owned subsidiary, FS CREIT Investments LLC, or FS CREIT Investments, as seller, entered into a Master Repurchase Agreement, or the RBC Facility, with Royal Bank of Canada, or RBC, as buyer, to enable FS CREIT Investments to execute repurchase transactions of securities and financial instruments on an asset-by-asset
basis. Each transaction under the RBC Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and pricing rate. The first transaction under the RBC Facility was entered into in April 2021.
CNB Facility
On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, or Finance Holdings, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The maximum committed facility amount under the CNB Facility as of December 31, 2021 was $55,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

The Company incurred issuance costs, which are being amortized to interest expense over the life of the facility. As of December 31, 2021, $658 of issuance costs had yet to be amortized to interest expense.
MM-1
Facility
On September 20, 2021, FS CREIT Finance
MM-1
LLC, or
MM-1,
an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, or the
MM-1
Loan Agreement, and together with the related transaction documents, the
MM-1
Facility, by and among Finance Holdings,
MM-1,
as borrower and portfolio asset servicer, Massachusetts Mutual Life Insurance Company, or Mass Mutual, and the other lenders from time to time party thereto, or the Lenders, Wells Fargo Bank, N.A., as administrative agent and as collateral custodian, and Mass Mutual, as facility servicer. Upon the terms and subject to the conditions of the
MM-1
Facility, the Lenders have agreed to provide a secured loan facility to
MM-1
to finance the acquisition and origination of commercial mortgage loan assets meeting specified eligibility criteria and concentration limits, pay transaction costs and fund distributions to Finance Holdings and ultimately to the Company.
Borrowings under the
MM-1
Facility are subject to compliance with a borrowing base calculated based on advance rates applied to the value of
MM-1’s
assets. The maximum committed facility amount under the
MM-1
Facility is the lesser of the borrowing base and $200,000 with an option to increase to $250,000 in the first 18 months after the closing date. The
MM-1
Facility provides for a three-year availability period for borrowings, extendable for one additional year (for an additional fee of 25 basis points) and an eight-year final maturity. Borrowings under the
MM-1
Facility accrue interest at a rate equal to one month LIBOR plus a spread of 2.10% per annum. Under the
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
The Company incurred issuance costs, which are being amortized to interest expense over the life of the facility. As of December 31, 2021, $2,230 of issuance costs had yet to be amortized to interest expense.
Note 6. Related Party Transactions
Compensation of FS Real Estate Advisor and the Dealer Manager
Pursuant to the third amended and restated advisory agreement dated as of December 15, 2021, or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class F or Class Y shares.

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
Pursuant to the advisory agreement, the base management fee and performance fee may be paid, at FS Real Estate Advisor’s election, in (i) cash, (ii) Class I shares, (iii) performance-contingent rights Class I share awards, or Class I PCRs, or (iv) any combination of cash, Class I shares or Class I PCRs.
Under the form of Class I PCR agreement to be entered into between the Company, FS Real Estate Advisor and Rialto, or the Advisor Entities, the PCR Agreement, management and performance fees may be payable to the Adviser Entities in the form of Class I PCRs to the extent that distributions paid to stockholders in the applicable fiscal quarter exceed the Company’s Adjusted Core Earnings. “Adjusted Core Earnings” means: the net income (loss) attributable to stockholders, computed in accordance with GAAP, including (A) realized gains (losses) not otherwise included in GAAP net income (loss), (B) stockholder servicing fees, and (C) reimbursements for organization and offering expenses, and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash
items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (iv) one-time events pursuant to changes in GAAP and certain material non-cash
income or expense items. Thereafter, Class I PCRs may become issuable in the form of Class I shares upon the achievement of the following conditions in any fiscal quarter following the initial issuance of the Class I PCRs, together, the Performance Conditions: (a) Adjusted Core Earnings for the quarter exceed distributions paid to stockholders during such quarter (such difference, the “Excess Distributable

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Income”) and (b) the annualized distribution yield on the Class I Shares (measured over such quarter) is at least at the yield target determined by management given then-current market conditions, the Yield Target. The initial Yield Target will be a 6.0% annualized yield on the Class I shares.
On the last day of any fiscal quarter in which the Company achieves the Performance Conditions (the “Performance Achievement Date”), the Company will issue to the Adviser Entities the number of Class I shares equal in value to the Excess Distributable Income for such quarter in respect of any outstanding Class I PCRs. The Adviser Entities, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the PCR Agreement for a period of six (6) months from the date of issuance. Thereafter, upon ten days’ written notice to the Company by the Adviser Entities, the Company must repurchase any Class I shares requested to be repurchased by the Adviser at the most recently published transaction price per Class I share; provided that no repurchase shall be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law. If, prior to the Performance Achievement Date, (i) the New Advisory Agreement is terminated in accordance with Section 12(b) of the New Advisory Agreement (other than Section 12(b)(iii) thereof) or (ii) the sub-advisory
agreement is terminated in accordance with Section 9(b) thereof (other than Section 9(b)(v) thereof), any rights related to the Class I PCRs evidenced hereby by the terminated party as of the date of such termination shall immediately vest and the Company shall issue the number of Class I shares issuable upon such vesting. If, prior to the Performance Achievement Date, either of the Adviser Entities resigns as the adviser or sub-adviser,
respectively, of the Company, then any rights related to the Class I PCRs evidenced hereby as of the date of such resignation shall remain outstanding and Class I shares issuable in respect thereof shall be issued upon achievement of the Performance Conditions.
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the years ended December 31, 2021, 2020 and 2019, $30,845, $3,798, and $1,760, respectively, in origination fees were paid directly by the borrower
s
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
FS Investments funded the Company’s organization and offering costs in the amount of $16,284 for the period from November 7, 2016 (Inception) to December 31, 2021. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.
FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75%
of gross proceeds raised after such time. During the year ended December 31, 2021, the Company paid $1,042 to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2021, $1,335 of offering costs were payable to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2021, $
13,622
of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement during the years ended December 31, 2021, 2020 and 2019:

			Year Ended December 31,
Related Party	Source Agreement	Description	2021	2020	2019
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$7,024	$2,949	$752
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$1,373	$1,219	$152
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$4,556	$2,426	$2,512

(1)
During the year ended December 31, 2021, FS Real Estate Advisor received $5,177 in cash and $915 of performance contingent rights were issued as payment for management fees. During the years ended December 31, 2020 and 2019, $476 and $23, respectively, in base management fees were paid to FS Real Estate Advisor. As of December 31, 2021, $1,801 in base management fees were payable to FS Real Estate Advisor.

(2)
During the years ended December 31, 2021, 2020 and 2019, $1,284, $176 and $20, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2021, $405 in performance fees were payable to FS Real Estate Advisor.

(3)
During the years ended December 31, 2021, 2020 and 2019, $4,139, $2,284 and $1,826, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying consolidated statements of operations.

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
Subject to the limitations described below, the Company pays FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing stockholders’ accounts, referred to as servicing broker-dealers:

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2021 and 2020, the Company accrued $48,514 and $15,481, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to December 31, 2021, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $56 in reimbursements for the year ended December 31, 2021. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2021, the Company received $5,839 in cash

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

reimbursements from FS Real Estate Advisor. As of December 31, 2021, the Company had $0 of reimbursements due from FS Real Estate Advisor and Rialto.
During the year ended December 31, 2021, $398 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2021 and 2020, $62 and $0, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $5,839 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
December 31, 2021	$—	$—	$—	$—	N/A
September 30, 2021	—	—	—	—	N/A
June 30, 2021	—	—	—	—	N/A
March 31, 2021	56	56	—	—	March 31, 2023
December 31, 2020	444	444	—	—	December 31, 2023
September 30, 2020	397	397	—	—	September 30, 2023
June 30, 2020	182	182	—	—	June 30, 2023
March 31, 2020	—	—	—	—	N/A
December 31, 2019	500	500	—	—	December 31, 2022
September 30, 2019	491	491	—	—	September 30, 2022
June 30, 2019	420	420	—	—	June 30, 2022
March 31, 2019	537	537	—	—	March 31, 2022
December 31, 2018	709	—	62	647	Expired December 31, 2021
September 30, 2018	645	—	8	637	Expired September 30, 2021
June 30, 2018	561	—	390	171	Expired June 30, 2021
March 31, 2018	356	—	—	356	Expired March 31, 2021
December 31, 2017	377	—	—	377	Expired December 31, 2020
September 30, 2017	164	—	—	164	Expired September 30, 2020

	$5,839	$3,027	$460	$2,352

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
On February 14, 2020, the Company repurchased, outside of the share repurchase plan, approximately $14,700 of its Class F shares from MCFDA SCV LLC, a special purpose vehicle jointly owned by Michael C. Forman and David J. Adelman, the principals of FS Investments, at the then-current transaction price of $24.95 per share. As of March
2
2
, 2022, FS Investments (including its affiliates and designees) owned approximately $21,638 in Class F shares.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2021, 2020 and 2019:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	2,471,864	193,013	124,581	3,773	60,934	417,992	128,526	3,400,683
Issuance of common stock	—	—	842,857	1,347,145	258,386	946,244	1,091,101	4,485,733
Reinvestment of distributions	86,990	—	15,436	1,069	3,282	9,624	11,978	128,379
Redemptions of common stock	(1,083,699)	(51,897)	(1,038)	(400)	—	(16,042)	(1,245)	(1,154,321)

Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	281,353	4,656,388	252,499	823,387	1,341,270	7,354,897
Reinvestment of distributions	29,036	—	35,289	74,149	10,674	34,439	32,774	216,361
Redemptions of common stock	(591,722)	(4,000)	(48,685)	(288,049)	(19,762)	(230,322)	(487,739)	(1,670,279)
Transfers in or out	—	—	(4,135)	(15,435)	(19,715)	(14,283)	54,863	1,295

Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	165,006	16,943,127	147,732	1,355,103	9,068,080	28,522,707
Reinvestment of distributions	30,439	—	39,365	360,278	13,397	49,675	126,922	620,076
Redemptions of common stock	(33,638)	(74,127)	(37,860)	(256,640)	(14,551)	(92,799)	(481,437)	(991,052)
Transfers in or out	(6,392)	—	(4,792)	(1,684)	(50,714)	(406,282)	481,594	11,730

Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2018	$61,269	$4,832	$2,987	$91	$1,507	$9,736	$3,167	$83,589
Issuance of common stock	—	—	21,192	34,180	6,506	23,880	26,935	112,693
Reinvestment of distributions	2,160	—	389	27	83	241	296	3,196
Redemptions of common stock	(27,010)	(1,284)	(26)	(10)	—	(405)	(31)	(28,766)
Accrued stockholder servicing fees (1)	—	—	(926)	(2,859)	(81)	(1,695)	—	(5,561)

Balance as of December 31, 2019	36,419	3,548	23,616	31,429	8,015	31,757	30,367	165,151
Issuance of common stock	—	—	7,077	118,049	6,352	20,767	33,048	185,293
Reinvestment of distributions	725	—	886	1,877	268	868	807	5,431
Redemptions of common stock	(14,766)	(99)	(1,224)	(7,273)	(496)	(5,797)	(11,977)	(41,632)
Transfers in or out	—	—	(104)	(391)	(496)	(361)	1,352	—
Accrued stockholder servicing fees (1)	—	—	(280)	(8,986)	(70)	(1,080)	—	(10,416)

Balance as of December 31, 2020	22,378	3,449	29,971	134,705	13,573	46,154	53,597	303,827
Issuance of common stock	—	20,749	4,134	427,901	3,708	33,564	222,290	712,346
Reinvestment of distributions	763	—	986	9,097	336	1,246	3,108	15,536
Redemptions of common stock	(843)	(1,827)	(948)	(6,476)	(365)	(2,332)	(11,781)	(24,572)
Transfers in or out	(160)	—	(120)	(43)	(1,274)	(10,197)	11,794	—
Accrued stockholder servicing fees (1)	—	—	(161)	(34,034)	(33)	(1,599)	—	(35,827)

Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310

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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any
12-month
period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 991,052, 1,670,279 and 1,154,321, respectively, of shares of common stock under its share repurchase plan representing a total of $24,572, $41,632 and $28,766, respectively. The remaining redemption requests received during the year ended December 31, 2020, totaling 179,318 shares, went unfulfilled as a result of the redemption requests hitting the monthly limitation of 2% of the Company’s aggregate NAV in March 2020,
 April 2020 and May 2020. In June 2020, the Company received repurchase requests in excess of its ordinary quarterly repurchase limit. However, as a result of the impact of the
COVID-19
pandemic on repurchase requests, the Company’s board of directors authorized management of the Company to apply the amount by which it was below the quarterly repurchase limit for the first calendar quarter of 2020 to satisfy repurchase requests for June 2020 in excess of the quarterly limit. As a result all valid repurchase requests for the June 2020 repurchase period were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2021 or 2019.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2021:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2021	$0.1710	$0.1710	$0.1273	$0.1273	$0.1388	$0.1388	$0.1450
February 27, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
March 30, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
April 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
May 28, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
June 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
July 30, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
August 28, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
September 29, 2021	0.1710	0.1710	0.1273	0.1273	0.1388	0.1388	0.1450
October 28, 2021	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
November 29, 2021	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
December 30, 2021	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$2.0220	$2.0220	$1.4976	$1.4976	$1.6356	$1.6356	$1.7100

The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Distributions:
Paid or payable in cash	$22,980	$11,230	$5,156
Reinvested in shares	15,537	5,431	3,196

Total distributions	$38,517	$16,661	$8,352

Source of distributions:
Cash flows from operating activities	$38,517	$16,661	$8,352
Offering proceeds	—	—	—

Total sources of distributions	$38,517	$16,661	$8,352

Net cash provided by operating activities (1)	$38,583	$21,777	$11,071

(1)
Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 6 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for January 2022 through March 2022 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
The following table shows the character of distributions on a tax basis the Company paid on a percentage basis during the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Ordinary income (1)	98%	100%	100%
Non-taxable return of capital	—	—	—
Capital gain	2%	—	—

Total	100%	100%	100%

(1)
During the year ended December 31, 2021,
non-qualifying
dividends and qualifying dividends were 94% and 4% of total distributions, respectively. During the years ended December 31, 2020 and 2019, non-qualifying
dividends and qualifying dividends were 100% and 0% of total distributions, respectively.

Note 8. Fair Value of Financial Instruments
The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$44,518	—	$44,518	—	—	—	—	—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2021			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$85,808	$85,808	$85,808	$17,874	$17,874	$17,874
Loans receivable, held-for-investment (1)	$3,841,868	$3,843,110	$3,844,685	$700,149	$699,250	$697,533
Mortgage-backed securities held-to-maturity	$37,862	$50,300	$37,862	$37,314	$50,300	$37,314
Financial Liabilities (2)
Repurchase obligations	$903,010	$904,968	$904,968	$125,266	$125,460	$125,460
Credit facilities	$196,960	$199,190	$199,190	—	—	—
Collateralized loan obligations	$1,886,382	$1,903,083	$1,903,083	$323,109	$327,665	$327,665

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations and the collateralized loan obligations are measured using unobservable inputs, or Level 3 inputs.
Note 9. Variable Interest Entities
Consolidated Variable Interest Entities
The Company has financed a portion of its loans through CLOs, which are considered VIEs. The Company has a controlling financial interest in the CLOs and, therefore, consolidates them on its balance sheet
s
because the Company has both (i) the power to direct activities of the CLOs that most significantly affect the CLOs’ economic performance and (ii) the obligation to absorb losses and the right to receive benefits of the CLOs that could potentially be significant to the CLOs.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Variable Interest Entities (continued)

The following table details the assets and liabilities of the Company’s consolidated CLOs as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Assets:
Restricted cash	$37,364	$4
Loans receivable, held-for-investment	2,298,367	411,455
Interest receivable	5,154	2,470
Other assets	6,625	15,842

Total assets	$2,347,510	$429,771

Liabilities
Collateralized loan obligations (net of deferred financing costs of $16,701 and $4,556, respectively)	$1,886,382	$323,109
Interest payable	1,357	227
Other liabilities	205	—

Total liabilities	$1,887,944	$323,336

Assets held by the VIEs are restricted and can be used only to settle obligations of the VIEs. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the VIEs.
Non-Consolidated
Variable Interest Entities
In August 2020, the Company invested $37,005 in a subordinated position of a CMBS trust which is considered a VIE. The Company is not the primary beneficiary of the VIE because it does not have the power to direct the activities that most significantly affect the VIE’s economic performance, nor does it provide guarantees or recourse to the VIE other than standard representations and warranties and, therefore, does not consolidate the VIE on its balance sheet. The Company has classified its investment in the CMBS as a held-to-maturity
debt security that is included on the Company’s consolidated balance sheets and is part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the security is limited to its book value of $37,862 as of December 31, 2021.
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
Note 11. Subsequent Events
The following is a discussion of material events that have occurred subsequent to December 31, 2021 through the issuance of the consolidated financial statements.
Status of Offerings
As of March
2
2
, 2022, the Company has issued 63,049,987 shares of common stock (consisting of 2,616,742 shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,552,536 shares of Class T common stock, 33,957,911 shares of Class S common stock, 713,727 shares of Class D common stock, 3,567,161 shares of Class M common stock and 19,605,239 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $1,575,609.
Share Repurchases
In connection with the Company’s January 2022 and February 2022 repurchase periods, the Company repurchased an aggregate of 592,324 shares of common stock representing a total of $14,675.

GS-1
Facility
On February 1, 2022,
GS-1
entered into the Ninth Amendment to the
GS-1
Repurchase Agreement. The amendment was effective as of January 26, 2022. The amendment provided for, among other things, the extension of the availability period during which new transactions are permitted from January 26, 2022 to January 26, 2023, with the option to extend for one additional year to January 26, 2024, an increase to the maximum amount of financing available from $250,000 to $350,000, with a temporary increase to $500,000 when usage exceeds $280,000 during the first half of 2022, and certain amendments to the benchmark rate and replacement provisions, consistent with market standards.
WF-1
Facility
On February 11, 2022,
WF-1
entered into the Eighth Amendment to the
WF-1
Repurchase Agreement which provided for, among other things: a temporary increase of the maximum amount of financing available from $350,000 to $650,000 until May 11, 2022, and certain amendments to the benchmark rate and replacement provisions, consistent with market standards.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

BB-1
Facility
On January 18, 2022,
BB-1
entered into the Fourth Amendment to the
BB-1
Repurchase Agreement, which provided for certain amendments to the benchmark rate and replacement provisions, consistent with market standards.
On February 16, 2022,
BB-1
entered into the Fifth Amendment to the
BB-1
Repurchase Agreement, which provided for a temporary upsize of the maximum amount of financing available from $450,000 to $700,000 until May 31, 2022.
MM-1
Facility
On February 23, 2022,
MM-1
entered into the First Amendment to the
MM-1
Loan Agreement, which provided for an increase of the maximum committed facility amount from $200,000 to $250,000.
On March 4, 2022,
MM-1
entered into the Second Amendment to the
MM-1
Loan Agreement, which provided for, among other things, an increase of the maximum committed facility amount from $250,000 to $500,000 and a reduction of the applicable interest rate spread from 2.10% to 2.05% per annum.

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2021
(in thousands)

Loan Type (1)	Description	Location	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior loans	Retail	Miami, FL	3.60%	2026	I/O	$—	$149,800	$149,783
Senior loans	Various	Philadelphia, PA	3.00%	2026	I/O	—	134,900	134,900
Senior loans	Multifamily	Various, NY	3.10%	2026	I/O	—	118,265	118,247

						—	402,965	402,930

Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	2.70% - 4.25%	2024 - 2027	I/O	—	2,043,109	2,042,446
Senior loans	Office	Various	3.00% - 5.75%	2024 - 2027	I/O	—	430,116	430,084
Senior loans	Industrial	Various	3.00% - 4.00%	2025 - 2026	I/O	—	330,032	329,970
Senior loans	Retail	Various	3.50% - 4.50%	2023 - 2027	I/O	—	127,250	127,261
Senior loans	Self Storage	Various	3.45% - 4.50%	2026	I/O	—	118,702	118,674
Senior loans	Hospitality	Various	4.20% - 5.35%	2022 - 2027	I/O	—	223,650	223,847
Senior loans	Mixed Use	Various	3.50% - 4.50%	2024 - 2025	I/O	—	67,551	67,645

						—	3,340,410	3,339,927

Total senior loans						—	3,743,375	3,742,857

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loan	Various	Various	10.00%	2026	I/O	$—	$66,633	$65,910
Mezzanine loan	Industrial	Various, SC	10.00%	2030	I/O	—	18,102	18,101
Mezzanine loan	Multifamily	Queens, NY	7.50%	2026	I/O	—	15,000	15,000

Total mezzanine loans						$—	$99,735	$99,011

Total loans						$—	$3,843,110	$3,841,868

(1)	Loan is not delinquent with respect to principal or interest.
(2)	Maximum maturity assumes all extension options are exercised by the borrower.
(3)	I/O = interest only.
The following table reconciles mortgage loans on real estate for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019

Balance at beginning of period	$700,149	$406,645	$239,207
Additions during period:
Loan fundings	3,500,362	358,384	199,128
Amortization of deferred fees and expenses on loans	1,190	876	689
Deductions during period:
Collections of principal	(358,714)	(65,289)	(32,249)
Exit and extension fees received on loans receivable	(1,119)	(467)	(130)

Balance at end of period	$3,841,868	$700,149	$406,645

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by
Rule 13a-15(b)
under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.
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
As of December 31, 2021, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f)
or
15d-15(f))
that occurred during the three-month period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	105

(3)	See b. below.
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
The following exhibits are filed as part of this Annual Report on
Form 10-K or
hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017.

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018.

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019.

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 15, 2021).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 15, 2021).

4.3*	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.3	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.4	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.5	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.6	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017).

10.7	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018).

10.8	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018).

10.9	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018).

10.10	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018).

10.11	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.12	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.13	Third Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on Dcember 16, 2021).

10.14	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.15	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.16	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018).

10.17	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018).

10.18	Amendment No. 3 to Master Repurchase and Securities Contract dated as of November 30, 2018 among FS CREIT Finance WF-1LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019).

10.19	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019).

10.20	Amendment No. 4 to Master Repurchase and Securities Contract dated as of August 1, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 6, 2019).

10.21	Loan and Security Agreement dated as of August 22, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 23, 2019).

10.22	Amendment No. 5 to Master Repurchase and Securities Contract dated as of August 29, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 29, 2019).

10.23	Indenture dated as of December 5, 2019 among FS Rialto 2019-FL1 Issuer, Ltd., FS Rialto 2019-FL1 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 11, 2019).

10.24	First Amendment to Loan and Security Agreement dated as of December 4, 2019 among FS Credit Real Estate Income Trust, Inc, FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.25	Third Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and First Amendment to Guarantee Agreement dated as of December 19, 2019 among FS CREIT Finance GS-1 LLC, Goldman Sachs Bank, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.26	Fourth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2020 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.27	Second Amendment to Loan and Security Agreement, dated as of March 23, 2020 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC and City National Bank (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.28	Amendment No. 3 to Guarantee Agreement, dated as of August 3, 2020 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.29	Second Amendment to Guarantee Agreement, dated as of August 3, 2020 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.30	Amendment No. 6 to Master Repurchase and Securities Contract dated as of August 27, 2020, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 1, 2020).

10.31	Third Amendment to Loan and Security Agreement, dated as of December 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 30, 2020).

10.32	Amendment No. 2 to Guarantee Agreement dated as of August 29, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.33	Fifth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 11, 2020 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.34	Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 21, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with SEC on March 29, 2021).

10.35	Amendment No. 7 to Master Repurchase and Securities Contract dated as of July 30, 2021 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.36*	Amendment No. 8 to Master Repurchase and Securities Contract dated as of February 11, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association.

10.37*	Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association.

10.38	Eighth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 17, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 23, 2021).

10.39	Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.40	Master Repurchase Agreement dated as of February 22, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.41	Guaranty Agreement dated as of February 22, 2021 made by FS Credit Real Estate Investment Trust, Inc. in favor of Barclays Bank, PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.42*	First Amendment to Master Repurchase Agreement dated as of May 20, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

10.43	Second Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement dated as of July 30, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 11, 2021).

10.44*	Third Amendment to Master Repurchase Agreement dated as of October 7, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

10.45*	First Amendment to Guaranty Agreement dated as of December 17, 2021 between FS Credit Real Estate Investment Trust, Inc. and Barclays Bank, PLC.

10.46*	Fourth Amendment to Master Repurchase Agreement dated as of January 18, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

10.47*	Fifth Amendment to Master Repurchase Agreement dated as of February 16, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC.

10.48	Fourth Amendment to Loan and Security Agreement dated as of June 7, 2021 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 10, 2021).

10.49*	Fifth Amendment to Loan and Security Agreement dated as of December 21, 2021 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank.

10.50	Loan and Servicing Agreement dated as of September 20, 2021 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 24, 2021).

10.51*	First Amendment to Loan and Servicing Agreement dated as of February 23, 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association.

10.52	Indenture dated as of May 5, 2021 among FS Rialto 2021-FL2 Issuer, Ltd., FS Rialto 2021-FL2 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on May 11, 2021).

10.53	Indenture dated as of November 4, 2021 among FS Rialto 2021-FL3 Issuer, Ltd., FS Rialto 2021-FL3 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 10, 2021).

10.54*	Master Repurchase Agreement dated as of March 2, 2020 between Royal Bank of Canada and FS CREIT Investments LLC.

10.55	Amendment No. 4 to Guarantee Agreement dated as of July 30, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.56*	Amendment No. 5 to Guarantee Agreement dated as of December 17, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A.

10.57*	Third Amendment to Guarantee Agreement dated as of September 22, 2020 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA.

10.58*	Fourth Amendment to Guarantee Agreement dated as of December 17, 2021 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA.

10.59	Second Amendment to Loan and Servicing Agreement dated as of March [4], 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 7, 2022).

10.60	Form of Class I PCR Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 16, 2021)

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	/s/ MICHAEL C. FORMAN
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

Date: March 30, 2022	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2022	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 30, 2022	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 30, 2022	/s/ RYAN BOYER
Ryan Boyer Director

Date: March 30, 2022	/s/ JAMES W. BROWN
James W. Brown Director

Date: March 30, 2022	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

Date: March 30, 2022	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 30, 2022	/s/ JOHN A. FRY
John A. Fry Director

Date: March 30, 2022	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director