Form 10-Q
period 2022-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2022-05-16
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
As of May
13
, 2022 there were 899,852 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,486,598 outstanding shares of Class T common stock, 41,267,801 outstanding shares of Class S common stock, 679,917 outstanding shares of Class D common stock, 3,454,382 outstanding shares of Class M common stock and 22,218,778 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$155,381	$46,798
Restricted cash	19,862	39,010
Loans receivable, held-for-investment	4,649,544	3,841,868
Mortgage-backed securities held-to-maturity	68,003	37,862
Mortgage-backed securities available-for-sale, at fair value	87,422	44,518
Interest receivable	10,160	6,861
Deferred financing costs	550	658
Other assets	7,702	6,819

Total assets (1)	$4,998,624	$4,024,394

Liabilities
Collateralized loan obligations (net of deferred financing costs of $23,158 and $16,701, respectively)	$2,659,412	$1,886,382
Repurchase agreements payable (net of deferred financing costs of $2,116 and $1,958, respectively)	797,696	903,010
Credit facilit ies payable (net of deferred financing costs of $4,280 and $2,230, respectively)	53,485	196,960
Due to related party	69,893	48,514
Interest payable	3,015	2,591
Payable for shares repurchased	11,484	4,227
Other liabilities	15,497	9,370

Total liabilities (1)	3,610,482	3,051,054

Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	0	0
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 910,110 and 902,878 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,447,529 and 1,407,377 issued and outstanding, respectively	14	14
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 33,053,874 and 22,823,721 issued and outstanding, respectively	331	228
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 663,801 and 642,162 issued and outstanding, respectively	7	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,180,900 and 2,876,736 issued and outstanding, respectively	32	29
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 18,210,549 and 11,366,687 issued and outstanding, respectively	182	114
Additional paid-in capital	1,383,218	969,558
Accumulated other comprehensive income (loss)	(325)	86
Retained earnings	4,665	3,287
Total stockholders’ equity	1,388,142	973,340

Total liabilities and stockholders’ equity	$4,998,624	$4,024,394

(1)
The March 31, 2022 and December 31, 2021 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to the Company. As of March 31, 2022 and December 31, 2021, assets of the VIEs totaled $3,368,003 and $2,347,510, respectively, and liabilities of the VIEs totaled $2,661,239 and $1,887,944, respectively. See Note 9 to the unaudited consolidated financial statements for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$45,984	$11,716
Less: Interest expense	(16,215)	(2,829)

Net interest income	29,769	8,887

Other expenses
Management and performance fees	3,997	1,573
General and administrative expenses	3,543	1,405
Less: Expense limitation	—	(56)
Add: Expense recoupment to sponsor	1,310	—

Net other expenses	8,850	2,922

Net income	20,919	5,965
Preferred stock dividends	(4)	(4)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$20,915	$5,961

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.40	$0.41

Weighted average common stock outstanding	52,065,664	14,599,443

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$20,919	$5,965
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(411)	—

Total other comprehensive income (loss)	(411)	—

Comprehensive income	$20,508	$5,965

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended March 31, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	—	105	1	3	72	449,842	—	—	450,023
Distributions declared	—	—	—	—	—	—	—	—	—	(19,537)	(19,537)
Proceeds from distribution reinvestment plan	—	—	—	2	—	—	1	9,371	—	—	9,374
Redemptions of common stock	—	—	—	(4)	—	—	(5)	(24,165)	—	—	(24,174)
Stockholder servicing fees	—	—	—	—	—	—	—	(21,629)	—	—	(21,629)
Offering costs	—	—	—	—	—	—	—	(3,401)	—	—	(3,401)
Performance contingent rights issued	—	—	—	—	—	—	—	3,642	—	—	3,642
Net income	—	—	—	—	—	—	—	—	—	20,919	20,919
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	(411)	—	(411)

Balance as of March 31, 2022	$9	$9	$14	$331	$7	$32	$182	$1,383,218	$(325)	$4,665	$1,388,142

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	—	1	14	—	2	8	62,420	—	—	62,445
Distributions declared	—	—	—	—	—	—	—	—	—	(5,938)	(5,938)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	2,242	—	—	2,242
Redemptions of common stock	—	—	—	—	—	—	—	(3,441)	—	—	(3,441)
Stockholder servicing fees	—	—	—	—	—	—	—	(3,330)	—	—	(3,330)
Offering costs	—	—	—	—	—	—	—	(316)	—	—	(316)
Net income	—	—	—	—	—	—	—	—	—	5,965	5,965
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)

Balance as of March 31, 2021	$9	$1	$13	$72	$5	$22	$30	$361,358	$—	$1,825	$363,335

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$20,919	$5,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	3,642	—
Amortization of deferred fees on loans and debt securities	(830)	(343)
Amortization of deferred financing costs	1,803	597
Changes in assets and liabilities
Reimbursement due from sponsor	—	388
Interest receivable	(3,299)	(877)
Other assets	(883)	15,872
Due to related party	1,248	2,882
Interest payable	424	116
Other liabilities	(1,295)	(1,181)

Net cash provided by (used in) operating activities	21,729	23,419

Cash flows used in investing activities
Origination and fundings of loans receivable, held-for-investment	(1,041,768)	(224,530)
Principal collections from loans receivable, held-for-investment	234,475	23,885
Exit and extension fees received on loans receivable, held-for-investment	300	25
Purchases of mortgage-backed securities available-for-sale	(36,909)	(13,325)
Principal repayments of mortgage-backed securities available-for-sale	37	—
Purchases of mortgage-backed securities held-to-maturity	(30,000)	—

Net cash used in investing activities	(873,865)	(213,945)

Cash flows from financing activities
Issuance of common stock	450,023	62,445
Redemptions of common stock	(16,917)	(4,021)
Stockholder distributions paid	(9,182)	(3,542)
Stockholder servicing fees	(1,498)	(448)
Offering costs paid	(3,401)	(316)
Borrowings under repurchase agreements	722,251	143,091
Repayments under repurchase agreements	(827,407)	(19,926)
Borrowings under credit facility	88,780	56,000
Repayments under credit facility	(230,205)	(31,000)
Proceeds from issuance of collateralized loan obligation	842,662	—
Repayment of collateralized loan obligation	(63,175)	—
Payment of deferred financing costs	(10,360)	(1,071)

Net cash provided by (used in) financing activities	941,571	201,212

Total increase (decrease) in cash, cash equivalents and restricted cash	89,435	10,686
Cash, cash equivalents and restricted cash at beginning of period	85,808	17,874

Cash, cash equivalents and restricted cash at end of period	$175,243	$28,560

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$13,988	$2,116

Accrued stockholder servicing fee	$20,131	$2,882

Distributions payable	$3,924	$1,276

Reinvestment of stockholder distributions	$9,374	$2,242

Payable for shares repurchased	$11,484	$950

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of March 31, 2022. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
Principles of Consolidation:
Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (an entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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

Refer to Note 9 for additional discussion of the Company’s VIEs.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$155,381	$17,662
Restricted cash	19,862	10,898

Total cash, cash equivalents and restricted cash	$175,243	$28,560

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
Mortgage-backed Securities:
The Company designates its mortgage-backed securities as
held-to-maturity
or
available-for-sale
depending on the investment strategy and ability to hold such securities to maturity. Mortgage-backed securities are classified as held-to-maturity
when the Company intends to, and has the ability to hold until maturity.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The following methods and assumptions are used to estimate the fair value of other classes of financial instruments, for which it is practicable to estimate that value:

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

•
Collateralized loan obligations, repurchase agreements payable and credit facilities payable: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

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
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in
capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of organization and offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2022, the Company incurred offering costs of $16,917, which were paid on its behalf by FS Investments (see Note 6).
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
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties and none are accrued at March 31, 2022.
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
Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)	December 31, 2021
Number of loans	117	102
Principal balance	$4,650,660	$3,843,110
Net book value	$4,649,544	$3,841,868
Unfunded loan commitments (1)	$528,148	$414,818
Weighted-average cash coupon (2)	+3.73%	+3.68%
Weighted-average all-in yield (2)	+3.77%	+3.73%
Weighted-average maximum maturity (years) (3)	4.4	4.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)
The Company’s floating rate loans are indexed to the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the three months ended March 31, 2022 and 2021, the activity in the Company’s loan portfolio, was as follows:

	For the Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$3,841,868	$700,149
Loan fundings	1,041,768	224,530
Loan repayments	(234,475)	(23,885)
Amortization of deferred fees on loans	683	209
Exit and extension fees received on loans	(300)	(25)

Balance at end of period	$4,649,544	$900,978

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$2,785,335	60%	$2,192,346	57%
Office	603,593	13%	430,084	11%
Industrial	334,226	7%	348,071	9%
Retail	277,334	6%	277,044	7%
Hospitality	277,158	6%	223,847	6%
Self Storage	237,812	5%	236,921	6%
Mixed Use	68,137	2%	67,645	2%
Various	65,949	1%	65,910	2%

Total	$4,649,544	100%	$3,841,868	100%

	March 31, 2022 (Unaudited)		December 31, 2021
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$2,839,208	61%	$2,270,087	59%
West	821,526	18%	637,142	17%
Northeast	621,504	13%	646,761	16%
Midwest	301,357	7%	221,968	6%
Various	65,949	1%	65,910	2%

Total	$4,649,544	100%	$3,841,868	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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
The following table allocates the net book value of the Company’s loans receivable, held-for-investment
portfolio based on the Company’s internal risk ratings:

	March 31, 2022 (Unaudited)			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	117	4,649,544	100%	102	3,841,868	100%
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	117	$4,649,544	100%	102	$3,841,868	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of March 31, 2022 or December 31, 2021.

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
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of March 31, 2022 and December 31, 2021, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
March 31, 2022 (Unaudited)
CMBS, available-for-sale	$89,198	$87,747	$267	$(592)	$87,422	5.98%	16.5
December 31, 2021
CMBS, available-for-sale	$44,580	$44,432	$99	$(13)	$44,518	6.58%	15.1

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
March 31, 2022 (Unaudited)
CMBS, available-for-sale	$50,632	$—	$(592)	$—
December 31, 2021
CMBS, available-for-sale	$905	$—	$(13)	$—
As of March 31, 2022 and December 31, 2021, there were six securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.

Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of March 31, 2022 and December 31, 2021, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2022 (Unaudited)
CMBS, held-to-maturity	$68,003	—	—	$68,003
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of March 31, 2022 and December 31, 2021, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
March 31, 2022 (Unaudited)
CMBS, held-to-maturity	$68,003	—	—	$38,003	$30,000
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862	—
Note 5. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2022 and December 31, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

	As of March 31, 2022 (Unaudited)
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.20% - 2.50% (3)	$264,490	$—	December 18, 2036 (4)	$362,869	$363,460
2021-FL2 Notes	+1.22% - 3.45% (3)	646,935	—	May 5, 2038 (5)	761,018	761,727
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036 (6)	1,133,655	1,136,590
2022-FL4 Notes	+1.90% - 4.75%	842,662	—	January 31, 2039 (7)	1,081,579	1,082,189

		2,682,570	—		3,339,121	3,343,966
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (8)	329,821	320,179	August 30, 2022	330,124	329,963
GS-1 Facility	+1.75% - 2.75% (9)	181,579	318,421	January 26, 2023	195,918	195,764
BB-1 Facility	+1.55% - 1.95% (10)	239,529	460,471	February 22, 2024	240,642	240,968
RBC Facility	+1.35%	48,883	—	N/A	—	—

		799,812	1,099,071		766,684	766,695
Revolving Credit Facility
CNB Facility	+2.25% (1 1 )	—	55,000	June 7, 2023	—	—
MM-1 Facility	+2.05% (3)	57,765	442,235	September 20, 2029	57,738	57,765

		57,765	497,235		57,738	57,765

Total		$3,540,147	$1,596,306		$4,163,543	$4,168,426

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.
(5)	The 2021-FL2 Notes mature on the May 2038 payment date, as defined in the Indenture governing the 2021-FL2 Notes and calculated based on the current U.S. federal holidays.
(6)	The 2021-FL3 Notes mature on the November 2036 payment date, as defined in the Indenture governing the 2021-FL3 Notes and calculated based on the current U.S. federal holidays.
(7)	The 2022-FL4 Notes mature on the January 2039 payment date, as defined in the Indenture governing the 2022-FL4 Notes and calculated based on the current U.S. federal holidays.
(8)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(9)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(10)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(11)	USD LIBOR is subject to a 0.50% floor.

	As of December 31, 2021
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	+1.20% - 2.50% (3)	$327,665	$—	December 18, 2036 (4)	$424,665	$424,877
2021-FL2 Notes	+1.22% - 3.45% (3)	646,935	—	May 5, 2038 (5)	740,083	741,226
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036 (6)	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (7)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+1.75% - 2.75% (8)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.55% - 1.95%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.35%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facility
CNB Facility	+2.25% (9)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR.
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	The 2019-FL1 Notes mature on the December 2036 payment date, as defined in the Indenture governing the 2019-FL1 Notes and calculated based on the current U.S. federal holidays.

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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the three months ended March 31, 2022 were $3,193,697 and 1.81%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2021 were $1,346,445 and 1.69%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2022 and December 31, 2021.
2019-FL1
Notes
On December 5, 2019, the Company issued $327,665
of collateralized loan obligation notes through FS Rialto Sub-REIT LLC, or the Sub-REIT, a subsidiary real estate investment trust of the Company, and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2019-FL1 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, and FS Rialto 2019-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer.
As of March 31, 2022, the
2019-FL1
Notes were collateralized by a pool of interests in 18 commercial real estate loans having a total principal balance of $363,057.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2019-FL1
Notes. As of March 31, 2022, $3,090 of issuance costs had yet to be amortized to interest expense.
2021-FL2
Notes
On May 5, 2021, the Company issued $646,935
of collateralized loan obligation notes through the Sub-REIT and two wholly-owned financing subsidiaries of the Sub-REIT, FS Rialto 2021-FL2 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer, and FS Rialto 2021-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer.
As of March 31, 2022, the
2021-FL2
Notes were collateralized by a pool of interests in 30 commercial real estate loans having a total principal balance of $761,313.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2021-FL2
Notes. As of March 31, 2022, $5,786 of issuance costs had yet to be amortized to interest expense.
2021-FL3
Notes
On November 4, 2021, the Company issued $928,483
of collateralized loan obligation notes through the Sub-REIT and two wholly-owned financing subsidiaries of Sub-REIT, FS Rialto 2021-FL3 Issuer, Ltd., an exempted company with limited liability under the laws of the Cayman Islands, as issuer and FS Rialto 2021-FL3 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer.
As of March 31, 2022, the
2021-FL3
Notes were collateralized by a pool of interests in 26 commercial real estate loans having a total principal balance of $1,134,028.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2021-FL3
Notes. As of March 31, 2022, $6,839 of issuance costs had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

2022-FL4
Notes
On March 31, 2022, the Company issued $842,662

of collateralized loan obligation notes, or the CLO4 Transaction, through the Sub-REIT and a wholly-owned financing subsidiary of Sub-REIT, FS Rialto 2022-FL4 Issuer, LLC, a Delaware limited liability company, as issuer.
As of March 31, 2022, the
2022-FL4
Notes were collateralized by a pool of interests in 23 commercial real estate loans having a total principal balance of $1,081,911.
The Company incurred issuance costs which are amortized over the remaining life of the loans that collateralized the
2022-FL4
Notes. As of March 31, 2022, $7,443 of issuance costs had yet to be amortized to interest expense.
WF-1
Facility
On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance
WF-1
LLC, or
WF-1,
as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of March 31, 2022 is $650,000. Each transaction under the
WF-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. On February 11, 2022, the WF-1 Repurchase Agreement was amended to temporarily increase the maximum amount of financing available from $350,000 to $650,000 until May 11, 2022. On May 12, 2022, the WF-1 Repurchase Agreement was amended to extend the temporary increase of $650,000 maximum amount of financing available until September 30, 2022 and to extend the maturity date and availability period, in each case, from August 30, 2022 to August 30, 2023.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of March 31, 2022, $
711
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
GS-1
Repurchase Agreement, and together with the related transaction documents, the
GS-1
Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the
GS-1
Facility as of March 31, 2022 is $350,000
. Each transaction under the GS-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
On January 26, 2022, the
GS-1
Repurchase Agreement was amended to extend the availability period to January 26, 2023, with an option to extend one additional year to January 26, 2024. After the end of the availability period,
GS-1
may exercise an option to commence a
one-year
amortization period, so long as certain conditions are met. During the amortization period, certain changes to the terms of the
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility.
The maximum amount of financing available increased from $250,000 to $350,000 with a temporary additional increase to $500,000 that was available until the closing of the CLO4 Transaction.

The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of March 31, 2022, $
281
 of deferred financing costs had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Financing Arrangements (continued)

BB-1
Facility
On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance BB-1 LLC, or BB-1, entered into a Master Repurchase Agreement, or the BB-1 Repurchase Agreement, and together with the related transaction documents, the BB-1 Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The maximum amount of financing available under the BB-1 Facility as of March 31, 2022 is $700,000. Each transaction under the BB-1 Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. On February 16, 2022, the BB-1 Repurchase Agreement was amended to temporarily increase the maximum amount of financing available from $
450,000 to $700,000
 until May 31, 2022.
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
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of March 31, 2022, $
1,124

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
CNB Facility
On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, or Finance Holdings, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The maximum committed facility amount under the CNB Facility as of March 31, 2022 was $55,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.
Borrowings under the CNB Facility accrue interest at a rate equal to LIBOR plus a spread of 2.25% per annum, and borrowed amounts must be repaid no later than 180 days after the funding date of such borrowing. In addition, the borrowers pay a non-utilization
fee quarterly in arrears in an amount equal to 0.375% per annum on the daily unused portion of the maximum facility amount. The CNB Facility matures on June 7, 2023, with an option to extend for up to three additional terms not longer than 364 days each, subject to CNB’s consent.

On May 5, 2022, the CNB Loan Agreement was amended to, among other things, (i) increase the maximum committed facility amount from
 $55,000 to $100,000,
(ii) introduce a new borrowing condition requiring
collateral coverage of 1.4 times for each dollar borrowed in excess of $50,000,

and (iii) transition the benchmark rate from LIBOR to SOFR, resulting in an interest rate of SOFR plus a spread of
 2.25% plus a credit spread adjustment of 0.10%.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of March 31, 2022, $
550
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
as borrower and portfolio asset servicer, Massachusetts Mutual Life Insurance Company, or Mass Mutual, and the other lenders from time to time party thereto, or the Lenders, Wells Fargo Bank, N.A., as administrative agent and as collateral custodian, and Mass Mutual, as facility servicer. The maximum committed facility amount under the MM-1 Facility as of March 31, 2022 is $500,000.

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
0.25
%) and an eight-year final maturity. Under the MM-1 Facility, starting 18 months after the initial closing date, the full interest rate on outstanding loans will be payable on
85
% of the commitments, or the Minimum Usage Amount, regardless of usage. The MM-1 Facility also has an unused commitment fee of
0.30
% per annum payable on: (i) during the first 18 months after the closing date, the unused commitment amounts and
(ii) thereafter, the unused commitment amounts in excess of the Minimum Usage Amount. On February 23, 2022, the MM-1 Repurchase Agreement
was amended to exercise the accordion option to increase the maximum committed facility amount from $200,000 to $250,000. On March 4, 2022 the
MM-1 Repurchase Agreement was further amended to increase the maximum committed facility amount from $
250,000 to $500,000
, and reduce the applicable interest spread from
 2.10% to 2.05% per annum.
On April 27, 2022, the MM-1 Repurchase Agreement was Amended and Restated to provide for an increase of the maximum committed facility amount from
$500,000 to $1,000,000, and a change of interest rate from LIBOR plus a spread of 2.05% to Term SOFR plus a spread of 2.025% a credit spread adjustment of 0.11%.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of March 31, 2022, $
4,280
 of deferred financing costs had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions

Compensation of FS Real Estate Advisor and the Dealer Manager
Pursuant to the third amended and restated advisory agreement dated as of December 15, 2021 or the advisory agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class F or Class Y shares.
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
Under the form of Class I PCR agreement to be entered into between the Company, FS Real Estate Advis
o
r and Rialto, or the Advis
e
r Entities, the PCR Agreement, management and performance fees may be payable to the Adviser Entities in the form of Class I PCRs to the extent that distributions paid to stockholders in the applicable fiscal quarter exceed the Company’s Adjusted Core Earnings. “Adjusted Core Earnings” means: the net income (loss) attributable to stockholders, computed in accordance with GAAP, including (A) realized gains (losses) not otherwise included in GAAP net income (loss), (B) stockholder servicing fees, and (C) reimbursements for organization and offering expenses, and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash
items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and
(iv) one-time
events pursuant to changes in GAAP and certain material
non-cash
income or expense items. Thereafter, Class I PCRs may become issuable in the form of Class I shares upon the achievement of the following conditions in any fiscal quarter following the initial issuance of the Class I PCRs, together, the Performance Conditions: (a) Adjusted Core Earnings for the quarter exceed distributions paid to stockholders during such quarter (such difference, the “Excess Distributable Income”) and (b) the annualized distribution yield on the Class I Shares (measured over such quarter) is at least at the yield target determined by management given then-current market conditions, the Yield Target. The initial Yield Target will be a 6.0% annualized yield on the Class I shares.
On the last day of any fiscal quarter in which the Company achieves the Performance Conditions (the “Performance Achievement Date”), the Company will issue to the Adviser Entities the number of Class I shares equal in value to the Excess Distributable Income for such quarter in respect of any outstanding Class I PCRs. The Adviser Entities, and their respective affiliates

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

and employees, may not request repurchase by the Company of any Class I shares issued under the PCR Agreement for a period of six (6) months from the date of issuance. Thereafter, upon ten days’ written notice to the Company by the Adviser Entities, the Company must repurchase any Class I shares requested to be repurchased by the Adviser Entities at the most recently published transaction price per Class I share; provided that no repurchase shall be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law. If, prior to the Performance Achievement Date, (i) the New Advisory Agreement is terminated in accordance with Section 12(b) of the New Advisory Agreement (other than Section 12(b)(iii) thereof) or (ii) the sub-advisory
agreement is terminated in accordance with Section 9(b) thereof (other than Section 9(b)(v) thereof), any rights related to the Class I PCRs evidenced thereby by the terminated party as of the date of such termination shall immediately vest and the Company shall issue the number of Class I shares issuable upon such vesting. If, prior to the Performance Achievement Date, either of the Adviser Entities resigns as the adviser or sub-adviser,
respectively, of the Company, then any rights related to the Class I PCRs evidenced thereby as of the date of such resignation shall remain outstanding and Class I shares issuable in respect thereof shall be issued upon achievement of the Performance Conditions.
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the three months ended March 31, 2022 and 2021, $8,944 and $2,295, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company.
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
FS Investments funded the Company’s organization and offering costs in the amount of $17,160 for the period from November 7, 2016 (Inception) to March 31, 2022. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.
FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $
250,000
until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the three months ended March 31, 2022, the Company paid $3,401 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2022, $11,097 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement during the three months ended March 31, 2022 and 2021:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2022	2021
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$3,845	$1,036
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$152	$537
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$1,659	$796

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

(1)
During the three months ended March 31, 2022, FS Real Estate Advisor received $1,801 in cash and $3,642 of performance contingent rights were issued as payment for management fees. During the three months ended March 31, 2022 and 2021, $1,801 and $871, respectively, in base management fees were paid to FS Real Estate Advisor. As of March 31, 2022 and 2021, $199 and $1,034, respectively, in base management fees were payable to FS Real Estate Advisor.

(2)
During the three months ended March 31, 2022 and 2021, $405 and $316, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2022 and December 31, 2021, $152 and $537, respectively, in performance fees were payable to FS Real Estate Advisor.

(3)
During the three months ended March 31, 2022 and 2021, $1,522 and $757, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2022 and December 31, 2021, the Company accrued $68,583 and $48,514, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to March 31, 2022, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $0 in reimbursements for the three months ended March 31, 2022. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2022, the Company received $5,839 in cash reimbursements from FS Real Estate Advisor.
During the three months ended March 31, 2022, $62 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2022 and December 31, 2021, $1,310 and $62, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $1,717 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
March 31, 2022	$—	$—	$—	$—	N/A
December 31, 2021	—	—	—	—	N/A
September 30, 2021	—	—	—	—	N/A
June 30, 2021	—	—	—	—	N/A
March 31, 2021	56	56	—	—	March 31, 2023
December 31, 2020	444	444	—	—	December 31, 2023
September 30, 2020	397	397	—	—	September 30, 2023
June 30, 2020	182	182	—	—	June 30, 2023
March 31, 2020	—	—	—	—	N/A
December 31, 2019	500	500	—	—	December 31, 2022
September 30, 2019	491	138	353	—	September 30, 2022
June 30, 2019	420	—	420	—	June 30, 2022
March 31, 2019	537	—	537	—	Expired March 31, 2022
December 31, 2018	709	—	62	647	Expired December 31, 2021
September 30, 2018	645	—	8	637	Expired September 30, 2021
June 30, 2018	561	—	390	171	Expired June 30, 2021
March 31, 2018	356	—	—	356	Expired March 31, 2021
December 31, 2017	377	—	—	377	Expired December 31, 2020
September 30, 2017	164	—	—	164	Expired September 30, 2020

	$5,839	$1,717	$1,770	$2,352

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
13
, 2022,

FS Investments (including its affiliates and designees) owned approximately $21,425 in Class F shares.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2022 and 2021:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	56,423	10,430,034	36,788	391,087	7,149,551	18,063,883
Reinvestment of distributions	7,232	—	10,254	217,866	3,651	14,706	101,382	355,091
Redemptions of common stock	—	—	(24,796)	(417,747)	(16,788)	(24,329)	(490,202)	(973,862)
Transfers in or out	—	—	(1,729)	—	(2,012)	(77,300)	83,131	2,090

Balance as of March 31, 2022	910,110	906,648	1,447,529	33,053,874	663,801	3,180,900	18,210,549	58,373,411

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	1,410	263,004	921	9,814	174,874	450,023
Reinvestment of distributions	181	—	256	5,493	91	873	2,480	9,374
Redemptions of common stock	—	—	(620)	(10,533)	(420)	(611)	(11,990)	(24,174)
Transfers in or out	—	—	(43)	—	(50)	(1,940)	2,033	—
Accrued stockholder servicing fees (1)	—	—	(54)	(21,025)	(9)	(541)	—	(21,629)

Balance as of March 31, 2022	$22,319	$22,371	$34,811	$768,089	$16,478	$74,431	$446,405	$1,384,904

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	—	45,087	1,418,117	27,976	216,910	779,768	2,487,858
Reinvestment of distributions	7,842	—	9,927	43,320	2,891	11,128	14,064	89,172
Redemptions of common stock	—	(65,212)	(4,069)	(20,652)	—	(35,213)	(13,134)	(138,280)
Transfers in or out	(6,392)	—	—	—	(29,158)	—	36,314	764

Balance as of March 31, 2021	913,919	71,904	1,296,603	7,219,425	548,007	2,163,864	2,988,540	15,202,262

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	—	—	1,133	35,938	704	5,470	19,200	62,445
Reinvestment of distributions	197	—	249	1,097	73	280	346	2,242
Redemptions of common stock	—	(1,608)	(102)	(523)	—	(885)	(323)	(3,441)
Transfers in or out	(160)	—	—	—	(734)	—	894	—
Accrued stockholder servicing fees (1)	—	—	(46)	(2,920)	(1)	(363)	—	(3,330)

Balance as of March 31, 2021	$22,415	$1,841	$31,205	$168,297	$13,615	$50,656	$73,714	$361,743

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

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any
12-month
period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the three months ended March 31, 2022 and 2021, the Company repurchased 969,927 and 138,280, respectively, shares of common stock under its share repurchase plan representing a total of $24,076 and $3,441, respectively.
 The Company had no unfulfilled repurchase requests during the three months ended March 31, 2022 or 2021, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2022:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2022	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 25, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$0.4830	$0.4830	$0.3519	$0.3519	$0.3864	$0.3864	$0.4050

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Distributions:
Paid or payable in cash	$10,163	$3,696
Reinvested in shares	9,374	2,242

Total distributions	$19,537	$5,938

Source of distributions:
Cash flows from operating activities	$19,537	$5,938
Offering proceeds	0	—

Total sources of distributions	$19,537	$5,938

Net cash provided by operating activities (1)	$21,729	$23,419

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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2022 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 8. Fair Value of Financial Instruments
The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2022 (Unaudited)				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Mortgage-backed securities available-for-sale	$87,422	$—	$87,422	$—	$44,518	$—	$44,518	$—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	March 31, 2022 (Unaudited)			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$175,243	$175,243	$175,243	$85,808	$85,808	$85,808
Loans receivable—held-for-investment (1)	$4,649,544	$4,650,660	$4,655,046	$3,841,868	$3,843,110	$3,844,685
Mortgage-backed securities held-to-maturity	$68,003	$80,300	$68,003	$37,862	$50,300	$37,862
Financial Liabilities
Repurchase obligations (2)	$797,696	$799,812	$799,812	$903,010	$904,968	$904,968
Credit facilities	$53,485	$57,765	$57,765	$196,960	$199,190	$199,190
Collateralized loan obligations (2)	$2,659,412	$2,682,570	$2,682,570	$1,886,382	$1,903,083	$1,903,083

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations and the collateralized loan obligations are measured using unobservable inputs, or Level 3 inputs.
Note 9. Variable Interest Entities

Consolidated Variable Interest Entities
The Company has financed a portion of its loans through CLOs, which are considered VIEs. The Company has a controlling financial interest in the CLOs and, therefore, consolidates them on its balance sheets because the Company has both (i) the power to direct activities of the CLOs that most significantly affect the CLOs’ economic performance and (ii) the obligation to absorb losses and the right to receive benefits of the CLOs that could potentially be significant to the CLOs.
The following table details the assets and liabilities of the Company’s consolidated CLOs as of March 31, 2022 and December 31, 2021:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Variable Interest Entities (continued)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Restricted cash	$16,725	$37,364
Loans receivable, held-for-investment	3,338,921	2,298,367
Interest receivable	7,397	5,154
Other assets	4,960	6,625

Total assets	$3,368,003	$2,347,510

Liabilities
Collateralized loan obligations (net of deferred financing costs of $23,158 and $16,701, respectively)	$2,659,412	$1,886,382
Interest payable	1,615	1,357
Other liabilities	212	205

Total liabilities	$2,661,239	$1,887,944

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the CLOs.
Non-Consolidated
Variable Interest Entities

T
he Company invested $67,005

in subordinated positions of CMBS trusts which are considered VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly affect the VIEs’ economic performance, nor does it provide guarantees or recourse to the VIEs other than standard representations and warranties and, therefore, does not consolidate the VIEs on its balance sheet. The Company has classified its investment in the CMBS as held-to-maturity
debt securities that are included on the Company’s consolidated balance sheets and are part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the securities are limited to its book value of
 $68,003 as of March 31, 2022.
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
Note 11. Subsequent Events
The following is a discussion of material events that have occurred subsequent to March 31, 2022 through the issuance of the unaudited consolidated financial statements.
Status of Offerings
As of May
13
, 2022, the Company has issued
 75,906,373
shares of common stock (consisting of
 2,621,610
shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,596,841 shares of Class T common stock, 42,378,083 shares of Class S common stock, 731,971 shares of Class D common stock, 3,839,152 shares of Class M common stock and 23,702,045 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $1,896,607.
Share Repurchases
In connection with the Company’s April repurchase period, the Company repurchased an aggregate of 202,898 shares of common stock representing a total of $5,092.

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

Portfolio Overview
The following table details activity in our loans receivable portfolio for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Loan fundings (1)	$1,041,768	$224,530
Loan repayments	(234,475)	(23,885)

Total net fundings	$807,293	$200,645

(1)	Includes new loan originations and additional fundings made under existing loans.
The following table details overall statistics for our loans receivable portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)	December 31, 2021
Number of loans	117	102
Principal balance	$4,650,660	$3,843,110
Net book value	$4,649,544	$3,841,868
Unfunded loan commitments (1)	$528,148	$414,818
Weighted-average cash coupon (2)	+3.73%	+3.68%
Weighted-average all-in yield (2)	+3.77%	+3.73%
Weighted-average maximum maturity (years) (3)	4.4	4.5

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans are indexed to LIBOR and SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment
portfolio, on a
loan-by-loan
basis, as of March 31, 2022:

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
1	Senior Loan	12/7/2021	$175,000	$150,083	$150,069	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
2	Mezz Loan	10/1/2021	150,000	66,633	65,949	10.00%	10.34%	4/1/2026	Various	Various	93%
3	Senior Loan	10/12/2021	134,900	134,900	134,900	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
4	Senior Loan	3/31/2022	120,470	81,979	81,962	+4.30%	+4.31%	4/9/2027	Addison, TX	Office	67%
5	Senior Loan	9/9/2021	118,265	118,265	118,248	+3.20%	+3.20%	9/9/2026	Various, NY	Self Storage	70%
6	Senior Loan	3/10/2022	110,150	90,577	90,547	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
7	Senior Loan	1/13/2022	103,600	91,180	91,151	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
8	Senior Loan	12/30/2021	95,000	95,000	94,981	+4.20%	+4.21%	1/9/2027	San Diego, CA	Hospitality	58%
9	Senior Loan	12/21/2021	93,900	70,000	69,984	+3.80%	+3.81%	1/9/2027	Houston, TX	Multifamily	76%
10	Senior Loan	2/4/2022	89,000	89,000	89,068	+3.75%	+3.75%	2/1/2025	Temecula, CA	Multifamily	75%
11	Senior Loan	12/15/2021	85,000	81,800	81,777	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
12	Senior Loan	5/12/2021	85,000	85,000	85,025	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
13	Senior Loan	3/9/2022	84,000	78,000	78,000	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
14	Senior Loan	12/23/2021	83,400	72,000	71,976	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
15	Senior Loan	12/22/2021	81,500	54,000	54,014	+4.75%	+4.93%	1/9/2027	Farmers Branch, TX	Office	62%
16	Senior Loan	2/28/2022	75,000	71,250	71,250	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
17	Senior Loan	9/10/2021	71,201	66,256	66,234	+3.25%	+3.26%	10/9/2026	Richardson, TX	Multifamily	68%
18	Senior Loan	4/26/2021	68,100	66,000	65,982	+3.15%	+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
19	Senior Loan	12/21/2021	65,450	65,450	65,431	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
20	Senior Loan	4/15/2021	64,460	61,866	61,848	+2.80%	+2.80%	5/9/2026	Lawrenceville, GA	Multifamily	75%
21	Senior Loan	7/29/2021	$62,500	$62,500	$62,497	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
22	Senior Loan	7/22/2021	62,100	60,100	60,080	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
23	Senior Loan	8/2/2021	60,130	57,435	57,414	+2.80%	+2.80%	8/9/2026	Austin, TX	Multifamily	73%
24	Senior Loan	2/15/2022	58,750	56,020	55,996	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
25	Senior Loan	1/7/2022	58,000	53,275	53,297	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
26	Senior Loan	8/13/2021	57,500	51,000	50,980	+3.10%	+3.19%	9/9/2026	Various, FL	Industrial	68%
27	Senior Loan	6/18/2021	56,000	56,000	55,990	+3.50%	+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
28	Senior Loan	11/5/2021	55,960	48,540	48,531	+3.10%	+3.11%	11/9/2026	Houston, TX	Industrial	74%
29	Senior Loan	2/17/2022	55,400	45,440	45,421	+4.10%	+4.20%	3/9/2027	Indianapolis, IN	Multifamily	80%
30	Senior Loan	11/10/2021	54,660	44,010	44,006	+3.75%	+3.85%	11/9/2026	Fayetteville, AR	Multifamily	70%
31	Senior Loan	3/7/2022	53,885	46,035	46,023	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
32	Senior Loan	8/9/2021	53,160	51,306	51,286	+3.15%	+3.15%	8/9/2026	Philadelphia, PA	Multifamily	79%
33	Senior Loan	3/12/2021	52,250	30,003	29,986	+5.75%	+5.75%	3/9/2026	San Francisco, CA	Office	65%
34	Senior Loan	7/7/2021	52,200	44,569	44,550	+3.00%	+3.00%	7/9/2026	Austin, FL	Multifamily	74%
35	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
36	Senior Loan	2/18/2022	49,240	33,480	33,456	+3.90%	+3.92%	3/9/2027	Atlanta, GA	Office	60%
37	Senior Loan	12/15/2021	49,000	49,000	48,977	+3.45%	+3.47%	12/9/2026	Ladson, SC	Multifamily	77%
38	Senior Loan	6/23/2021	48,944	44,275	44,256	+2.80%	+2.80%	7/9/2026	Roswell, GA	Multifamily	75%
39	Senior Loan	11/1/2021	48,906	44,325	44,303	+3.70%	+3.72%	11/9/2026	Fort Lauderdale, FL	Office	67%
40	Senior Loan	11/23/2021	47,600	39,200	39,187	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
41	Senior Loan	7/29/2021	47,500	47,500	47,497	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
42	Senior Loan	8/3/2021	46,500	46,500	46,489	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
43	Senior Loan	12/17/2021	46,100	36,500	36,488	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%
44	Senior Loan	6/4/2021	45,000	45,000	44,980	+3.20%	+3.21%	6/9/2026	Dallas, TX	Multifamily	69%
45	Senior Loan	1/28/2022	43,650	33,575	33,565	+4.00%	+4.15%	2/9/2027	Milwaukee, WI	Office	59%
46	Senior Loan	7/28/2021	43,350	41,229	41,209	+3.00%	+3.00%	8/9/2026	Sandy Springs, GA	Multifamily	77%
47	Senior Loan	5/6/2021	43,300	43,300	43,291	+2.90%	+2.91%	5/9/2026	Peoria, AZ	Multifamily	46%
48	Senior Loan	8/19/2021	43,000	43,000	42,980	+3.10%	+3.12%	9/9/2026	Omaha, NE	Multifamily	75%
49	Senior Loan	8/9/2021	42,660	37,461	37,449	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
50	Senior Loan	11/1/2021	42,300	39,478	39,456	+3.50%	+3.52%	11/9/2026	Doraville, GA	Multifamily	82%
51	Senior Loan	3/14/2022	42,000	40,200	40,188	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
52	Senior Loan	8/25/2021	41,395	40,375	40,354	+3.15%	+3.17%	9/9/2026	Cypress, TX	Multifamily	69%
53	Senior Loan	7/21/2021	41,300	38,388	38,376	+2.80%	+2.80%	8/9/2026	Evanston, IL	Multifamily	77%
54	Senior Loan	3/10/2022	41,000	41,000	40,985	+3.50%	+3.51%	3/9/2027	Austin, TX	Multifamily	75%
55	Senior Loan	10/28/2021	40,200	34,745	34,722	+3.00%	+3.02%	11/9/2026	Dallas, TX	Multifamily	74%
56	Senior Loan	4/27/2021	39,050	35,177	35,166	+3.15%	+3.16%	5/9/2026	Jamaica, NY	Industrial	61%
57	Senior Loan	8/31/2021	38,700	34,647	34,627	+3.10%	+3.10%	9/9/2026	Colorado Springs, CO	Multifamily	68%
58	Senior Loan	6/24/2021	38,600	36,000	35,981	+3.75%	+3.77%	7/9/2026	Austin, TX	Multifamily	76%
59	Senior Loan	8/3/2021	38,500	38,500	38,489	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
60	Senior Loan	11/30/2021	38,310	34,310	34,339	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
61	Senior Loan	4/9/2019	38,000	38,000	38,000	+3.75%	+3.75%	4/9/2024	New York City, NY	Mixed Use	75%
62	Senior Loan	11/4/2021	37,300	35,920	35,920	+3.35%	+3.85%	11/1/2024	Boca Raton, FL	Multifamily	81%
63	Senior Loan	11/5/2021	36,325	32,675	32,652	+3.10%	+3.12%	11/9/2026	Mesquite, TX	Multifamily	73%
64	Senior Loan	12/21/2021	36,000	36,000	35,977	+3.45%	+3.47%	1/9/2027	Hackensack, NJ	Multifamily	68%
65	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
66	Senior Loan	3/29/2021	35,880	33,197	33,180	+3.60%	+3.60%	4/9/2026	Arlington, TX	Multifamily	80%
67	Senior Loan	5/28/2021	$35,785	$31,085	$31,066	+5.00%	+5.02%	6/9/2026	Austin, TX	Office	57%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
68	Senior Loan	2/27/2020	35,641	33,521	33,525	+3.15%	+3.15%	3/9/2025	Various, SC	Industrial	72%
69	Senior Loan	6/22/2021	34,500	30,881	30,869	+3.60%	+3.60%	7/9/2026	Tallahassee, FL	Multifamily	74%
70	Senior Loan	12/3/2021	34,327	34,327	34,318	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
71	Senior Loan	12/16/2021	33,000	30,478	30,455	+3.55%	+3.57%	1/9/2027	Fort Worth, TX	Multifamily	72%
72	Senior Loan	11/23/2021	32,000	26,100	26,087	+3.05%	+3.07%	12/9/2026	Dallas, TX	Multifamily	69%
73	Senior Loan	3/11/2021	32,000	30,000	29,990	+4.50%	+4.51%	3/9/2026	Colleyville, TX	Retail	58%
74	Senior Loan	1/28/2022	31,229	31,229	31,224	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	82%
75	Senior Loan	12/29/2020	31,128	26,946	27,068	+3.75%	+3.94%	1/9/2026	Brooklyn, NY	Multifamily	60%
76	Senior Loan	5/4/2021	30,000	18,898	18,891	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
77	Senior Loan	6/28/2019	28,500	28,500	28,629	+5.35%	+5.52%	7/9/2024	Davis, CA	Hospitality	72%
78	Senior Loan	12/18/2020	28,440	24,457	24,454	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
79	Senior Loan	12/15/2021	28,400	26,000	25,986	+3.30%	+3.32%	12/9/2026	Arlington, TX	Multifamily	79%
80	Senior Loan	11/18/2021	27,387	27,387	27,374	+3.60%	+3.62%	12/9/2026	Brooklyn, NY	Self Storage	70%
81	Senior Loan	1/20/2021	25,250	21,844	21,831	+4.75%	+4.75%	2/9/2026	Laguna Hills, CA	Office	63%
82	Senior Loan	3/31/2021	25,250	25,250	25,236	+3.20%	+3.22%	4/9/2026	Tempe, AZ	Multifamily	77%
83	Senior Loan	6/25/2021	25,000	23,750	23,738	+3.05%	+3.07%	7/9/2026	Austin, TX	Multifamily	68%
84	Senior Loan	5/28/2021	24,700	21,750	21,739	+3.50%	+3.52%	6/9/2026	Jacksonville, FL	Industrial	61%
85	Senior Loan	1/28/2022	24,489	24,489	24,483	+3.70%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
86	Senior Loan	7/18/2018	22,650	22,650	22,711	+5.25%	+5.37%	8/9/2023	Gaithersburg, MD	Hospitality	80%
87	Senior Loan	12/10/2020	22,300	16,664	16,651	+5.25%	+5.25%	1/9/2026	Fox Hills, CA	Office	55%
88	Senior Loan	1/28/2022	22,149	22,149	22,143	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
89	Senior Loan	8/26/2021	21,805	20,000	19,980	+3.10%	+3.13%	9/9/2026	Seattle, WA	Multifamily	69%
90	Senior Loan	7/13/2021	21,350	21,350	21,330	+3.40%	+3.43%	8/9/2026	Grand Prairie, TX	Multifamily	72%
91	Senior Loan	7/20/2021	21,136	18,141	18,133	+3.25%	+3.33%	8/9/2026	Las Vegas, NV	Multifamily	72%
92	Senior Loan	8/6/2021	20,000	20,000	20,006	+3.10%	+3.25%	8/9/2026	Sandy Springs, GA	Multifamily	74%
93	Senior Loan	5/10/2021	19,200	17,603	17,584	+3.50%	+3.50%	5/9/2026	University City, PA	Multifamily	70%
94	Senior Loan	7/24/2019	18,956	15,956	16,040	+4.00%	+4.14%	12/9/2024	Katy, TX	Office	76%
95	Senior Loan	12/3/2021	18,828	18,828	18,819	+3.45%	+3.47%	12/9/2026	Various, NY	Self Storage	63%
96	Senior Loan	2/26/2021	18,589	17,471	17,465	+3.25%	+3.25%	3/9/2026	Newark, NJ	Industrial	57%
97	Mezz Loan	2/21/2020	18,102	18,102	18,101	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
98	Senior Loan	2/19/2020	18,000	14,400	14,407	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
99	Senior Loan	12/18/2020	17,650	16,534	16,537	+4.00%	+4.08%	1/9/2026	Glendale, AZ	Multifamily	78%
100	Senior Loan	6/16/2021	17,500	15,371	15,360	+3.25%	+3.25%	7/9/2026	Everett, WA	Multifamily	69%
101	Senior Loan	10/22/2019	17,500	15,643	15,730	+4.50%	+4.66%	11/9/2024	Oakland, CA	Mixed Use	70%
102	Senior Loan	9/23/2021	16,300	14,440	14,443	+4.25%	+4.57%	9/9/2026	Various, NJ	Multifamily	77%
103	Senior Loan	1/28/2021	16,100	16,100	16,121	+4.50%	+4.62%	2/9/2026	Philadelphia, PA	Self Storage	79%
104	Senior Loan	6/16/2021	15,406	14,417	14,406	+3.25%	+3.25%	7/9/2026	Everett, WA	Multifamily	71%
105	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.50%	+7.50%	12/5/2026	Queens, NY	Multifamily	75%
106	Senior Loan	11/17/2020	14,550	13,140	13,134	+4.00%	+4.01%	12/9/2025	Vista, CA	Industrial	54%
107	Senior Loan	3/25/2021	13,405	12,019	12,019	+3.25%	+3.36%	4/9/2026	Lithonia, GA	Multifamily	67%
108	Senior Loan	3/19/2021	12,718	12,718	12,729	+3.95%	+4.14%	4/9/2026	Brooklyn, NY	Multifamily	85%
109	Senior Loan	1/28/2022	12,092	12,092	12,084	+3.70%	+3.83%	9/9/2026	Duncanville, TX	Multifamily	83%
110	Senior Loan	3/7/2018	12,050	12,050	12,109	+5.00%	+5.17%	3/7/2022	Las Vegas, NV	Hospitality	71%
111	Senior Loan	11/12/2021	11,560	11,560	11,547	+4.00%	+4.04%	11/9/2026	San Antonio, TX	Self Storage	65%
112	Senior Loan	5/6/2021	11,375	11,375	11,385	+3.50%	+3.69%	5/9/2026	Sacramento, CA	Self Storage	62%
113	Senior Loan	11/17/2020	11,010	10,566	10,560	+4.00%	+4.02%	12/9/2025	Miramar, CA	Industrial	65%
114	Senior Loan	2/19/2020	10,500	10,500	10,492	+3.50%	+3.52%	3/9/2025	Los Angeles, CA	Retail	71%
115	Senior Loan	6/11/2018	$8,000	$8,000	$8,040	+4.50%	+4.61%	3/9/2024	Miami, FL	Retail	68%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
116	Senior Loan	2/17/2021	7,000	7,000	7,006	+3.85%	+4.04%	3/9/2026	Brooklyn, NY	Multifamily	81%
117	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.38%	6/9/2023	Miami, FL	Retail	61%

Total/Weighted Average			$5,178,808	$4,650,660	$4,649,544	+3.73%	+3.77%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
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
Subsequent Activity
During the period from April 1, 2022 through May 10, 2022, we closed on nine senior floating-rate mortgage loans of which $603,921 was funded at closing.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$45,984	$11,716
Less: Interest expense	(16,215)	(2,829)

Net interest income	29,769	8,887

Other expenses
Management and performance fees	3,997	1,573
General and administrative expenses	3,543	1,405
Less: Expense limitation	—	(56)
Add: Expense recoupment to sponsor	1,310	—

Net other expenses	8,850	2,922

Net income	20,919	5,965
Preferred stock dividends	(4)	(4)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$20,915	$5,961

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
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.

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
FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended March 31, 2021. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.
During the period from September 13, 2017 (Commencement of Operations) to March 31, 2022, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $0 in reimbursements for the three months ended March 31, 2022. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2022, we received $5,839 in cash reimbursements from FS Real Estate Advisor.
During the three months ended March 31, 2022, $62 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2022 and December 31, 2021, $1,310 and $0, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $1,717 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
Non-GAAP
Financial Measures
Funds from Operations and Modified Funds from Operations
We use Funds from Operations, or FFO, a widely accepted
non-GAAP
financial metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back
impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.
Our business plan is to operate as a mortgage REIT with our portfolio consisting of senior floating-rate mortgage loans, including those that are secured by a first priority mortgage on transitional commercial real estate properties. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP. Although we have the ability to and may in the future acquire real property, we have not acquired any at this time and as such do not have any FFO adjustments to our net income or loss computed in accordance with GAAP.
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
non-listed
REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Net income (GAAP)	$20,919	$5,965

Funds from operations	$20,919	$5,965

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(147)	(134)

Modified funds from operations	$20,772	$5,831

NAV per Share
FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2022:

Components of NAV	March 31, 2022
Cash and cash equivalents	$155,381
Restricted cash	19,862
Loans receivable	4,649,544
Mortgage-backed securities held-to-maturity	68,003
Mortgage-backed securities available-for-sale, at fair value	87,422
Other assets	18,412
Repurchase agreements payable, net of deferred financing costs	(797,696)
Credit facility payable	(53,485)
Collateralized loan obligations, net of deferred financing costs	(2,659,412)
Accrued servicing fees (1)	(651)
Other liabilities	(31,439)

Net asset value	$1,455,941

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2022:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,770	$22,130	$36,163	$833,208	$16,605	$79,796	$445,269	$1,455,941
Number of outstanding shares	910,110	906,648	1,447,529	33,053,874	663,801	3,180,900	18,210,549	58,373,411

NAV per share as of March 31, 2022	$25.0188	$24.4085	$24.9828	$25.2079	$25.0156	$25.0859	$24.4512

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2022:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2022
Total stockholders’ equity under GAAP	$1,388,142
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	1,388,017
Adjustments:
Accrued stockholder servicing fees (1)	67,924

Net asset value	$1,455,941

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
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Quarterly Report on Form
10-Q
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
Liquidity and Capital Resources
As of March 31, 2022, we had $155,381 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2022, we had $1,596,306 in borrowings available under our financing arrangements, subject to certain limitations. As of March 31, 2022, we had unfunded loan commitments of $528,148. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of March 31, 2022, our ratio of leverage to total net assets was 255%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. As of March 31, 2022, we reimbursed $5,820 to FS Real Estate Advisor for organization and offering expenses previously funded.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities	$21,729	$23,419
Cash flows used in investing activities	(873,865)	(213,945)
Cash flows from financing activities	941,571	201,212

Net increase (decrease) in cash and cash equivalents and restricted cash	$89,435	$10,686

Cash flows provided by operating activities decreased $1,690 during the three months ended March 31, 2022 compared to the corresponding period in 2021 due to increased interest receivable.
Cash flows used in investing activities increased $659,920 during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to the net increase of $817,238 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment
of $210,590.
Cash flows provided by financing activities increased $740,359 during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to a net increase in borrowings of $384,741 and the increase in issuance of common stock of $387,578.
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
Portfolio Update
As of March 31, 2022, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 100% of our loan portfolio was current as of March 31, 2022.

Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 67% of the portfolio compared to 12% for hospitality and retail as of March 31, 2022. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.
Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of March 31, 2022, approximately 95% of our portfolio consisted of investments sourced after July 2020.
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
We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto
2019-FL1
Notes,
2021-FL2
Notes,
2021-FL3
Notes,
2022-FL4
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2022:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points (1)	$(11,705)	$(13,237)	$1,532	1.2%
Down 25 basis points (1)	$(10,302)	$(8,522)	$(1,781)	(1.3)%
No change	—	—	—	—
Up 25 basis points	$10,903	$8,807	$2,096	1.6%
Up 50 basis points	$21,848	$17,613	$4,234	3.2%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by
Rule 13a-15(b)
under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f)
or
15d-15(f))
that occurred during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
for the year ended December 31, 2021.

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
During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2022	172,134	$24.86	172,134	0
February 1 - February 28, 2022	420,189	$24.74	420,189	0
March 1 - March 31, 2022	377,603	$24.90	377,603	0

Total	969,926		969,926	0

(1)	Repurchases are limited as described above.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

3.1	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report of Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

10.1	Amendment No. 8 to Master Repurchase and Securities Contract dated as of February 11, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.2	Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.3	Fourth Amendment to Master Repurchase Agreement dated as of January 18, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.4	Fifth Amendment to Master Repurchase Agreement dated as of February 16, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.5	First Amendment to Loan and Servicing Agreement dated as of February 23, 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on April 6, 2022).

10.6	Second Amendment to Loan and Servicing Agreement dated as of March 4, 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 7, 2022).

10.7	Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 26, 2022, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.8	Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Mass Mutual (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

10.9	Sixth Amendment to Loan and Security Agreement dated as of May 5, 2022, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on May 9, 2022).

10.10	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)

*10.11	Amendment No. 9 to Master Repurchase and Securities Contract dated as of May 12, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2022.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)