Form 10-Q
period 2022-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2022-08-15
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
As of August 5, 2022 there were
903,286
 outstanding shares of Class F common stock,
906,648 outstanding shares of Class Y common stock, 1,569,512 outstanding shares of Class T common stock, 49,187,066 outstanding shares of Class S common stock, 729,640 outstanding shares of Class D common stock, 4,027,392 outstanding shares of Class M common stock and 28,555,816 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$75,659	$46,798
Restricted cash	19,111	39,010
Loans receivable, held-for-investment	6,538,370	3,841,868
Mortgage-backed securities held-to-maturity	78,942	37,862
Mortgage-backed securities available-for-sale, at fair value	153,274	44,518
Investment in real estate, net	160,711	—
Receivable for investments sold and repaid	52,959	6,625
Interest receivable	14,904	6,861
Deferred financing costs	647	658
Other assets	40,835	194

Total assets (1)	$7,135,412	$4,024,394

Liabilities
Collateralized loan obligations (net of deferred financing costs of $27,057 and $16,701, respectively)	$3,193,515	$1,886,382
Repurchase agreements payable (net of deferred financing costs of $3,278 and $1,958, respectively)	1,175,651	903,010
Credit facilities payable (net of deferred financing costs of $8,666 and $2,230, respectively)	692,472	196,960
Mortgage note payable (net of deferred financing costs of $2,132 and $0, respectively)	122,568	—
Due to related party	92,665	48,514
Interest payable	7,922	2,591
Payable for shares repurchased	19,250	4,227
Other liabilities	10,139	9,370

Total liabilities (1)	5,314,182	3,051,054

Commitments and contingencies (See Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 904,792 and 902,878 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,508,682 and 1,407,377 issued and outstanding, respectively	15	14
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 44,602,788 and 22,823,721 issued and outstanding, respectively	446	228
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 680,347 and 642,162 issued and outstanding, respectively	7	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,701,528 and 2,876,736 issued and outstanding, respectively	37	29
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 24,516,086 and 11,366,687 issued and outstanding, respectively	245	114
Additional paid-in capital	1,820,033	969,558
Accumulated other comprehensive income (loss)	(3,192)	86
Retained earnings	3,621	3,287

Total stockholders’ equity	1,821,230	973,340

Total liabilities and stockholders’ equity	$7,135,412	$4,024,394

(1)
The June 30, 2022 and December 31, 2021 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to the Company. As of June 30, 2022 and December 31, 2021, assets of the VIEs totaled $4,033,871 and $2,347,510, respectively, and liabilities of the VIEs totaled $3,197,715 and $1,887,944, respectively. See Note 10 for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Interest income	$68,877	$16,039	$114,861	$27,755
Less: Interest expense	(29,184)	(4,981)	(45,399)	(7,810)

Net interest income	39,693	11,058	69,462	19,945

Other expenses
Management and performance fees	5,351	1,708	9,348	3,281
General and administrative expenses	5,783	1,394	9,326	2,799
Less: Expense limitation	—	—	—	(56)
Add: Expense recoupment to sponsor	1,460	390	2,770	390

Net other expenses	12,594	3,492	21,444	6,414

Other income (loss)
Net change in unrealized gain (loss) on interest rate cap	(1,449)	—	(1,449)	—

Total other income (loss)	(1,449)	—	(1,449)	—

Net income	25,650	7,566	46,569	13,531
Preferred stock dividends	(4)	(4)	(8)	(8)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$25,646	$7,562	$46,561	$13,523

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.36	$0.41	$0.75	$0.82

Weighted average common stock outstanding	71,346,254	18,511,402	61,767,077	16,566,229

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$25,650	$7,566	$46,569	$13,531
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(2,867)	80	(3,278)	80

Total other comprehensive income (loss)	(2,867)	80	(3,278)	80

Comprehensive income	$22,783	$7,646	$43,291	$13,611

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended June 30, 2022
Balance as of March 31, 2022	$9	$9	$14	$331	$7	$32	$182	$1,383,218	$(325)	$4,665	$1,388,142
Common stock issued	—	—	1	121	—	6	64	479,929	—	—	480,121
Distributions declared	—	—	—	—	—	—	—	—	—	(26,690)	(26,690)
Proceeds from distribution reinvestment plan	—	—	—	3	—	—	2	12,516	—	—	12,521
Redemptions of common stock	—	—	—	(9)	—	(1)	(3)	(32,584)	—	—	(32,597)
Stockholder servicing fees	—	—	—	—	—	—	—	(24,799)	—	—	(24,799)
Offering costs	—	—	—	—	—	—	—	(3,598)	—	—	(3,598)
Performance contingent rights issued	—	—	—	—	—	—	—	5,351	—	—	5,351
Net income	—	—	—	—	—	—	—	—	—	25,650	25,650
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,867)	—	(2,867)

Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230

Three Months Ended June 30, 2021
Balance as of March 31, 2021	$9	$1	$13	$72	$5	$22	$30	$361,358	$—	$1,825	$363,335
Common stock issued	—	9	—	28	1	3	10	125,421	—	—	125,472
Distributions declared	—	—	—	—	—	—	—	—	—	(7,573)	(7,573)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	1	2,910	—	—	2,912
Redemptions of common stock	—	(1)	—	—	—	(1)	—	(1,790)	—	—	(1,792)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,146)	—	—	(6,146)
Offering costs	—	—	—	—	—	—	—	(363)	—	—	(363)
Net income	—	—	—	—	—	—	—	—	—	7,566	7,566
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	80	—	80

Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Six Months Ended June 30, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	1	226	1	9	136	929,771	—	—	930,144
Distributions declared	—	—	—	—	—	—	—	—	—	(46,227)	(46,227)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	3	21,887	—	—	21,895
Redemptions of common stock	—	—	—	(13)	—	(1)	(8)	(56,749)	—	—	(56,771)
Stockholder servicing fees	—	—	—	—	—	—	—	(46,428)	—	—	(46,428)
Offering costs	—	—	—	—	—	—	—	(6,999)	—	—	(6,999)
Performance contingent rights issued	—	—	—	—	—	—	—	8,993	—	—	8,993
Net income	—	—	—	—	—	—	—	—	—	46,569	46,569
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,278)	—	(3,278)

Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	9	1	42	1	5	18	187,841	—	—	187,917
Distributions declared	—	—	—	—	—	—	—	—	—	(13,511)	(13,511)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	1	5,152	—	—	5,154
Redemptions of common stock	—	(1)	—	—	—	(1)	—	(5,231)	—	—	(5,233)
Stockholder servicing fees	—	—	—	—	—	—	—	(9,476)	—	—	(9,476)
Offering costs	—	—	—	—	—	—	—	(679)	—	—	(679)
Net income	—	—	—	—	—	—	—	—	—	13,531	13,531
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	80	—	80

Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$46,569	$13,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	8,993	—
Amortization of deferred fees on loans and debt securities	(2,020)	(731)
Amortization of deferred financing costs and discount	4,268	1,503
Net change in unrealized loss on interest rate cap	1,449	—
Changes in assets and liabilities
Reimbursement due from sponsor	—	444
Interest receivable	(8,043)	(873)
Other assets	(8,999)	15,876
Due to related party	1,397	8,866
Interest payable	5,331	463
Other liabilities	(20)	(6,041)

Net cash provided by (used in) operating activities	48,925	33,038

Cash flows used in investing activities
Origination and fundings of loans receivable, held-for-investment	(3,084,586)	(1,018,208)
Principal collections from loans receivable, held-for-investment	342,702	96,067
Exit and extension fees received on loans receivable, held-for-investment	769	335
Purchases of mortgage-backed securities available-for-sale	(112,073)	(19,575)
Principal repayments of mortgage-backed securities available-for-sale	62	—
Purchases of mortgage-backed securities held-to-maturity	(40,804)	—
Acquisition of real estate	(193,802)	—

Net cash provided by (used in) investing activities	(3,087,732)	(941,381)

Cash flows from financing activities
Issuance of common stock	930,144	187,917
Redemptions of common stock	(41,748)	(6,210)
Stockholder distributions paid	(22,216)	(7,816)
Stockholder servicing fees	(3,674)	(994)
Offering costs paid	(8,334)	(679)
Borrowing under mortgage note payable	124,700	—
Borrowings under repurchase agreements	1,586,790	690,482
Repayments under repurchase agreements	(1,312,829)	(612,790)
Borrowings under credit facilities	879,823	156,000
Repayments under credit facilities	(377,875)	(121,000)
Proceeds from issuance of collateralized loan obligations	1,407,120	646,935
Repayment of collateralized loan obligations	(89,631)	—
Payment of deferred financing costs	(24,501)	(9,374)

Net cash provided by (used in) financing activities	3,047,769	922,471

Total increase (decrease) in cash, cash equivalents and restricted cash	8,962	14,128
Cash, cash equivalents and restricted cash at beginning of period	85,808	17,874

Cash, cash equivalents and restricted cash at end of period	$94,770	$32,002

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$35,800	$5,844

Accrued stockholder servicing fee	$42,754	$8,482

Distributions payable	$5,059	$1,663

Reinvestment of stockholder distributions	$21,895	$5,154

Payable for shares repurchased	$19,250	$553

Loan principal payments held by servicer	$52,959	$—

Loan transferred from loans receivable, held-for-investment to loans receivable, held-for-sale	$—	$24,397

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of June 30, 2022. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
Reclassifications:
Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021 and the audited consolidated financial statements as of and for the year ended December 31, 2021 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022. The reclassifications did not affect the Company’s financial position, results of operations, or cash flows.
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
The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. Refer to Note 10 for additional discussion of the Company’s VIEs.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$75,659	$13,318
Restricted cash	19,111	18,684

Total cash, cash equivalents and restricted cash	$94,770	$32,002

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
Real Estate:
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies (continued)

identifiable assets, the asset or set of assets is not a business. The one property acquisition to date has been accounted for as an asset acquisition.
Upon the acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place
leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends and market and economic conditions. The Company capitalizes acquisition-related costs associated with asset acquisitions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired in-place
lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The Company will record acquired above-market and below-market leases at their fair values which represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place
leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisition to date, the Company’s allocation to customer relationship intangible assets has not been material.
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated statements of operations. The amortization of in-place
leases is recorded as an adjustment to depreciation and amortization expense on the Company’s consolidated statements of operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 to 42 years
Building and land improvements	2 to 20 years
Furniture, fixtures and equipment	1 to 10 years
Tenant improvements	Shorter of estimated useful life or lease term
Lease intangibles	Over lease term
The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties are considered to be “long-lived assets to be held and used” on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies (continued)

dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the periods presented, no such impairment occurred.
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

•
Loans receivable
held-for-investment,
net: The fair values for these loans were estimated by FS Real Estate Advisor based on discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

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

•
Collateralized loan obligations, repurchase agreements payable, credit facilities payable, and mortgage note payable: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.

Deferred Financing Costs:
Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations, repurchase agreements, and mortgage note payable, are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facilities and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.
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
Rental revenue primarily consists of base rent arising from tenant leases at the Company’s properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent increases or rent abatement. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Other rental revenues include amounts due from tenants for costs related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Organization Costs:
Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s consolidated statements of operations.
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company charges offering costs against additional paid-in
capital on the consolidated balance sheets as it raises proceeds in its continuous public offering in excess of $250,000. In April 2020, FS Real Estate Advisor agreed not to seek reimbursement of organization and offering costs previously incurred until such time as it determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2022, the Company incurred offering costs of $18,494, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company did not incur any interest or penalties and none are accrued at June 30, 2022.
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
Derivative Instruments
: The Company uses interest rate caps to manage risks from fluctuations in interest rates. The Company has not designated any of these contracts as fair value or cash flow hedges for accounting purposes. The Company records its derivatives on its consolidated balance sheets at fair value and such amounts are included in Other assets. Any changes in the fair value of these derivatives are recorded in earnings.
The valuation of the Company’s interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instrument (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates,
which deferred the effective date of ASU
2016-13
for smaller reporting companies until fiscal years beginning after December 15, 2022. While the Company, as a smaller reporting company, continues to evaluate the impact of this update on its unaudited consolidated financial statements, the Company expects that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the credit cycle. The Company currently does not have any provision for loan losses recorded on the consolidated financial statements.
Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021
Number of loans	135	102
Principal balance	$6,539,424	$3,843,110
Net book value	$6,538,370	$3,841,868
Unfunded loan commitments (1)	$610,703	$414,818
Weighted-average cash coupon (2)	+3.82%	+3.68%
Weighted-average all-in yield (2)	+3.87%	+3.73%
Weighted-average maximum maturity (years) (3)	4.4	4.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 3. Loans Receivable (continued)

For the six months ended June 30, 2022 and 2021, the activity in the Company’s loan portfolio, was as follows:

	For the Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$3,841,868	$700,149
Loan fundings	3,084,586	1,018,208
Loan repayments	(389,036)	(96,067)
Amortization of deferred fees on loans	1,721	460
Exit and extension fees received on loans	(769)	(335)

Balance at end of period	$6,538,370	$1,622,415

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)		December 31, 2021
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,204,627	64%	$2,192,346	57%
Office	689,413	11%	430,084	11%
Hospitality	534,181	8%	223,847	6%
Retail	368,555	6%	277,044	7%
Industrial	359,275	5%	348,071	9%
Self Storage	214,890	3%	236,921	6%
Various	99,295	2%	65,910	2%
Mixed Use	68,134	1%	67,645	2%

Total	$6,538,370	100%	$3,841,868	100%

	June 30, 2022 (Unaudited)		December 31, 2021
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,137,981	48%	$2,270,087	59%
West	1,301,765	20%	637,142	17%
Northeast	1,301,761	20%	646,761	16%
Various	435,978	7%	65,910	2%
Midwest	360,885	5%	221,968	6%

Total	$6,538,370	100%	$3,841,868	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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

	June 30, 2022 (Unaudited)			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	135	6,538,370	100%	102	3,841,868	100%
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	135	$6,538,370	100%	102	$3,841,868	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of June 30, 2022 and December 31, 2021.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of June 30, 2022 and December 31, 2021, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
June 30, 2022 (Unaudited)
CMBS, available-for-sale	$159,543	$156,467	$185	$(3,378)	$153,274	6.69%	13.4
December 31, 2021
CMBS, available-for-sale	$44,580	$44,432	$99	$(13)	$44,518	6.58%	15.1

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 4. Mortgage Backed Securities (continued)

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale
securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
June 30, 2022 (Unaudited)
CMBS, available-for-sale	$131,072	$—	$(3,378)	$—
December 31, 2021
CMBS, available-for-sale	$905	$—	$(13)	$—
As of June 30, 2022 and December 31, 2021, there were twelve securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of June 30, 2022 and December 31, 2021, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2022 (Unaudited)
CMBS, held-to-maturity	$78,942	—	—	$78,942
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of June 30, 2022 and December 31, 2021, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
June 30, 2022 (Unaudited)
CMBS, held-to-maturity	$78,942	—	—	$38,145	$40,797
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862	—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate
Investment in real estate, net, consisted of the following as of June 30, 2022:

June 30, 2022 (Unaudited)
Building and building improvements	$120,461
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064

Real estate, net	$160,711

No real estate was owned as of December 31, 2021.
Acquisition
On June 23, 2022, the Company acquired 555 Aviation, a 260,000 square foot creative office building located in El Segundo, California. The property was built in 1966 and was renovated in 2017 to convert the property into a creative office building, including LEED Gold certification, a glass façade and an interior open-air atrium. The property sits on 13 acres and is located in a growing Los Angeles sub-market of El Segundo near Los Angeles International Airport. The property is currently
 100% leased to three tenants. The following table details the purchase price allocation for the property acquired. As of June 30, 2022, this was the only property held by the Company.

Amount
Building and building improvements	$120,461
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064
In-place lease intangibles	33,091

Net purchase price	$193,802

The weighted average amortization period for the acquired
in-place
lease intangibles for the property acquired during the three months ended June 30, 2022 was approximately nine years.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022 (Unaudited)
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+ 1.20% - 2.50% (3)	$238,034	$—	December 18, 2036	$336,297	$335,994
2021-FL2 Notes	+ 1.22% - 3.45% (3)	646,935	—	May 5, 2038	782,721	782,945
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036	1,133,690	1,134,805
2022-FL4 Notes	+1.90% - 4.75% (6)	842,662	—	January 31, 2039	1,077,266	1,078,595
2022-FL5 Notes	+2.30% - 5.41% (6)	570,112	—	June 17, 2037	662,474	662,328

		3,226,226	—		3,992,448	3,994,667
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (4)	495,250	154,750	August 30, 2023	496,652	496,554
GS-1 Facility	+1.75% - 2.75% (5)	221,273	128,727	January 26, 2023	225,183	224,481
BB-1 Facility	+1.55% - 1.95% (6)	388,107	311,893	February 22, 2024	378,788	379,719
RBC Facility	+1.35%	74,299	—	N/A	—	—

		1,178,929	595,370		1,100,623	1,100,754
Revolving Credit Facility
CNB Facility	+2.25% (7)	50,000	50,000	June 7, 2023	—	—
MM-1 Facility	+2.03% (8) (9)	651,138	348,862	September 20, 2029	642,251	642,380

		701,138	398,862		642,251	642,380
Mortgage Loan
Natixis Loan	+2.15% (8)	124,700	2,000	July 9, 2025	160,711	160,711

Total		$5,230,993	$996,232		$5,896,033	$5,898,512

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.50% floor. The CNB Facility is subject to a credit spread adjustment of 0.10%, which was implemented as a result of the facility’s transition from USD LIBOR to Term SOFR.
(8)	Term SOFR is subject to a 0.00% floor.
(9)	The MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was implemented as a result of the facility’s transition from USD LIBOR to Term SOFR.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements (continued)

	As of December 31, 2021
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation

2019-FL1 Notes	+1.20% - 2.50% (3)	$327,665	$—	December 18, 2036	$424,665	$424,877
2021-FL2 Notes	+1.22% - 3.45% (3)	646,935	—	May 5, 2038	740,083	741,226
2021-FL3 Notes	+1.25% - 2.85% (3)	928,483	—	November 4, 2036	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+2.15% - 2.50% (4)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+1.75% - 2.75% (5)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.55% - 1.95%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.35%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facility
CNB Facility	+2.25% (6)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR.
(3)	USD LIBOR is subject to a 0.00% floor.
(4)
USD LIBOR is subject to a 0.00% floor. As of December 31, 2021, six transactions under the
WF-1
facility are using term SOFR as the reference rate, subject to the rates specified in their applicable transaction confirmations.

(5)	USD LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(6)	USD LIBOR is subject to a 0.50% floor.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the six months ended June 30, 2022 were $3,672,968 and 2.22%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2021 were $1,346,445 and 1.69%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2022 and December 31, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements (continued)

Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement’s respective maturity date. The following table sets forth the Company’s repayment schedule for secured financings based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2022	$—	$495,250	$—	$—	$495,250
2023	—	221,273	50,000	—	271,273
2024	—	388,107	—	—	388,107
2025	—	—	—	124,700	124,700
2026	—	—	—	—	—
Thereafter	3,226,226	74,299	651,138	—	3,951,663

Total	$3,226,226	$1,178,929	$701,138	$124,700	$5,230,993

Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include
2019-FL1,
2021-FL2,
2021-FL3,
2022-FL4,
and
2022-FL5,
or collectively, the CLOs. The following table outlines the number of loans and the principal balance of the collateralized pool of interests for each CLO.

	As of June 30, 2022 (Unaudited)
Collateralized Loan Obligation	Total Loans	Principal
2019-FL1 Notes	16	$336,601
2021-FL2 Notes	28	782,978
2021-FL3 Notes	26	1,134,028
2022-FL4 Notes	23	1,077,573
2022-FL5 Notes	23	662,599

Total	116	$3,993,779

The Company incurred issuance costs and discount related to the collateralization of the CLO Notes, which are amortized to interest expense over the remaining life of the loans. The following table outlines the issuance costs and discount to be amortized.

As of June 30, 2022 (Unaudited)
Collateralized Loan Obligation	Issuance Costs and Discount to be Amortized
2019-FL1 Notes	$2,790
2021-FL2 Notes	5,438
2021-FL3 Notes	6,482
2022-FL4 Notes	7,066
2022-FL5 Notes	5,281

Total	$27,057

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements (continued)

2022-FL5
Notes
On June 16, 2022, the Company issued $570,112 of collateralized loan obligation notes, or the CLO5 Transaction, through the
Sub-REIT
and a wholly-owned financing subsidiary of the
Sub-REIT,
FS Rialto
2022-FL5
Issuer, LLC, a Delaware limited liability company, as issuer.
Repurchase Agreements
WF-1
Facility
On August 30, 2017, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance
WF-1
LLC, or
WF-1,
as seller, entered into a Master Repurchase and Securities Contract, or, as amended, the
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of June 30, 2022 is $650,000. Each transaction under the
WF-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. On February 11, 2022, the
WF-1
Repurchase Agreement was amended to temporarily increase the maximum amount of financing available from $350,000 to $650,000 until May 11, 2022. On May 12, 2022, the
WF-1
 Repurchase Agreement was amended to extend the temporary increase of $
650,000
 maximum amount of financing available until September 30, 2022 and to extend the maturity date and availability period, in each case, from August 30, 2022 to August 30, 2023.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $1,367 of deferred financing costs had yet to be amortized to interest expense.
GS-1
Facility
On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, FS CREIT Finance
GS-1
LLC, or
GS-1,
as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or, as amended, the
GS-1
Repurchase Agreement, and together with the related transaction documents, the
GS-1
Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the
GS-1
Facility as of June 30, 2022 is $350,000. Each transaction under the
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
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $335 of deferred financing costs had yet to be amortized to interest expense.

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
BB-1
Repurchase Agreement, and together with the related transaction documents, the
BB-1
Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The maximum amount of financing available under the BB-1 Facility as of June 30, 2022 was $700,000. Each transaction under the
BB-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. On June 7, 2022, the
BB-1
Loan Agreement was amended to, among other things, increase the maximum committed facility amount to $700,000.
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
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.

The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $1,576 of deferred financing costs had yet to be amortized to interest expense.
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
Revolving Credit Facilities
CNB Facility
On August 22, 2019, the Company and FS CREIT Finance Holdings LLC, or Finance Holdings, a direct wholly owned subsidiary of the Company, each as a borrower, entered into a Loan and Security Agreement, or the CNB Loan Agreement, and together with the related transaction documents, the CNB Facility, with City National Bank, or CNB, as administrative agent and lender. The maximum committed facility amount under the CNB Facility as of June 30, 2022 was $100,000. Borrowings under the CNB Facility are subject to compliance with a borrowing base calculated based on the Company’s stockholder subscriptions and certain cash and assets held directly by the Company.
Borrowed amounts under the CNB facility must be repaid no later than 180 days after the funding date of such borrowing. In addition, the borrowers pay a non-utilization
fee quarterly in arrears in an amount equal to

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements (continued)

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
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $647 of deferred financing costs had yet to be amortized to interest expense.
MM-1
Facility
On September 20, 2021, FS CREIT Finance
MM-1
LLC, or
MM-1,
an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, or the
MM-1
Loan

Agreement, and together with the related transaction documents, the
MM-1
Facility, by and among Finance Holdings,
MM-1,
as borrower and portfolio asset servicer, Massachusetts Mutual Life Insurance Company, or Mass Mutual, and the other lenders from time to time party thereto, or the Lenders, Wells Fargo Bank, N.A., as administrative agent and as collateral custodian, and Mass Mutual, as facility servicer. The maximum committed facility amount under the
MM-1
Facility as of June 30, 2022 is $1,000,000.
Borrowings under the
MM-1
Facility are subject to compliance with a borrowing base calculated based on advance rates applied to the value of
MM-1’s
assets. The
MM-1
Facility provides for a three-year availability period for borrowings, extendable for one additional year (for an additional fee of 0.25%) and an eight-year final maturity. Under the
MM-1
Facility, starting 18 months after the initial closing date, the full interest rate on outstanding loans will be payable on 85% of the commitments, or the Minimum Usage Amount, regardless of usage. The
MM-1
Facility also has an unused commitment fee of 0.30% per annum payable on: (i) during the first 18 months after the closing date, the unused commitment amounts and (ii) thereafter, the unused commitment amounts in excess of the Minimum Usage Amount. On February 23, 2022, the
MM-1
Repurchase Agreement was amended to exercise the accordion option to increase the maximum committed facility amount from $200,000 to $250,000. On March 4, 2022 the
MM-1
Repurchase Agreement was further amended to increase the maximum committed facility amount from $250,000 to $500,000, and reduce the applicable interest spread from 2.10% to 2.05% per annum.
On April 27, 2022, the
MM-1
Repurchase Agreement was amended and restated to provide for an increase of the maximum committed facility amount from $500,000 to $1,000,000, and a change of interest rate from LIBOR plus a spread of 2.05% to Term SOFR plus a spread of 2.025% plus a credit spread adjustment of 0.11%.
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $8,666 of deferred financing costs had yet to be amortized to interest expense.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements (continued)

Mortgage Loan
Natixis Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of 555 Aviation (see Note 5). The maximum amount of financing under the facility as of June 30, 2022 is $
126,700. The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of June 30, 2022, $2,132 of deferred financing costs had yet to be amortized to interest expense.
Note 7. Related Party Transactions
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

2
6

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions (continued)

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
Under the form of Class I PCR agreement to be entered into between the Company, FS Real Estate Advisor and Rialto, or the Adviser Entities, the PCR Agreement, management and performance fees may be payable to the Adviser Entities in the form of Class I PCRs to the extent that distributions paid to stockholders in the applicable fiscal quarter exceed the Company’s Adjusted Core Earnings. “Adjusted Core Earnings” means: the net income (loss) attributable to stockholders, computed in accordance with GAAP, including (A) realized gains (losses) not otherwise included in GAAP net income (loss), (B) stockholder servicing fees, and (C) reimbursements for organization and offering expenses, and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash
items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and
(iv) one-time
events pursuant to changes in GAAP and certain material
non-cash
income or expense items. Thereafter, Class I PCRs may become issuable in the
form of Class I shares upon the achievement of the following conditions in any fiscal quarter following the initial issuance of the Class I PCRs, together, the Performance Conditions: (a) Adjusted Core Earnings for the quarter exceed distributions paid to stockholders during such quarter (such difference, the “Excess Distributable Income”) and (b) the annualized distribution yield on the Class I Shares (measured over such quarter) is at least at the yield target determined by management given then-current market conditions, the Yield Target. The initial Yield Target will be a 6.0% annualized yield on the Class I shares.
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
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions (continued)

will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the six months ended June 30, 2022 and 2021, $24,328 and $9,682, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company.
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
FS Investments funded the Company’s organization and offering costs in the amount of $18,737 for the period from November 7, 2016
(Inception) to June 30, 2022. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees. Under the advisory agreement, FS Real Estate Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf until it raised $250,000 of gross proceeds from its public offering.
FS
Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by the Company under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that the Company had achieved economies of scale sufficient to ensure that it could bear a reasonable level of expenses in relation to its income. The Company began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the six months ended June 30, 2022, the Company paid $6,999 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2022, $9,076 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement during the six months ended June 30, 2022 and 2021:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2022	2021	2022	2021
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$5,351	$1,285	$9,196	$2,321
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$—	$423	$152	$960
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$3,565	$652	$5,224	$1,448

(1)
During the six months ended June 30, 2022, FS Real Estate Advisor received $2,007 in cash and $8,993 of performance contingent rights were issued as payment for management fees. During the six months ended

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions (continued)

June 30, 2022 and 2021, $2,007 and $1,804, respectively, in base management fees were paid to FS Real Estate Advisor. As of June 30, 2022, there were no base management fees payable to FS Real Estate Advisor.

(2)
During the six months ended June 30, 2022 and 2021, $557 and $800, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2022, there were no performance fees payable to FS Real Estate Advisor.

(3)
During the six months ended June 30, 2022 and 2021, $4,796 and $1,270, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The dealer manager

for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to

3.0
%, and upfront dealer manager fees of

0.5
% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed
3.5
% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to
3.5%
of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed
 15
% of the gross proceeds in the Company’s public offering.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2022 and December 31, 2021, the Company accrued $91,206 and $48,514, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions (continued)

a
ttributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.
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
During the period from September 13, 2017 (Commencement of Operations) to June 30, 2022, the Company accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including
$0 in reimbursements for the six months ended June 30, 2022. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2022, the Company received $5,839 in cash reimbursements from FS Real Estate Advisor.
During the six months ended June 30, 2022, $482 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2022 and December 31, 2021, $1,460 and $62, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $257 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions (continued)

The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
June 30, 2022	$—	$—	$—	$—	N/A
March 31, 2022	—	—	—	—	N/A
December 31, 2021	—	—	—	—	N/A
September 30, 2021	—	—	—	—	N/A
June 30, 2021	—	—	—	—	N/A
March 31, 2021	56	56	—	—	March 31, 2024
December 31, 2020	444	201	243	—	December 31, 2023
September 30, 2020	397	—	397	—	September 30, 2023
June 30, 2020	182	—	182	—	June 30, 2023
March 31, 2020	—	—	—	—	N/A
December 31, 2019	500	—	500	—	December 31, 2022
September 30, 2019	491	—	491	—	September 30, 2022
June 30, 2019	420	—	420	—	Expired June 30, 2022
March 31, 2019	537	—	537	—	Expired March 31, 2022
December 31, 2018	709	—	62	647	Expired December 31, 2021
September 30, 2018	645	—	8	637	Expired September 30, 2021
June 30, 2018	561	—	390	171	Expired June 30, 2021
March 31, 2018	356	—	—	356	Expired March 31, 2021
December 31, 2017	377	—	—	377	Expired December 31, 2020
September 30, 2017	164	—	—	164	Expired September 30, 2020

	$5,839	$257	$3,230	$2,352

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
As of June 30, 2022, the ownership in the Company’s Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $22,221 and $388, respectively.
RIAL
2022-FL8
Transaction
In the second quarter of 2022, the Company purchased $36,000 of the Class E Notes mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities are accounted for as available-for-sale.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders’ Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2022 and 2021:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	113,913	22,528,563	59,993	1,052,345	13,557,720	37,312,534
Reinvestment of distributions	14,613	—	20,616	516,751	7,279	31,546	266,637	857,442
Redemptions of common stock	(12,699)	—	(31,495)	(1,266,247)	(18,465)	(131,950)	(818,042)	(2,278,898)
Transfers in or out	—	—	(1,729)	—	(10,622)	(127,149)	143,084	3,584

Balance as of June 30, 2022	904,792	906,648	1,508,682	44,602,788	680,347	3,701,528	24,516,086	76,820,871

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	2,846	567,895	1,501	26,392	331,510	930,144
Reinvestment of distributions	366	—	515	13,021	182	1,295	6,516	21,895
Redemptions of common stock	(318)	—	(787)	(31,901)	(462)	(3,307)	(19,996)	(56,771)
Transfers in or out	—	—	(44)	—	(265)	(3,190)	3,499	—
Accrued stockholder servicing fees (1)	—	—	(113)	(44,812)	(15)	(1,488)	—	(46,428)

Balance as of June 30, 2022	$22,186	$22,371	$36,279	$1,035,353	$16,886	$86,538	$600,537	$1,820,150

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	67,299	4,222,421	90,823	436,462	1,844,519	7,505,183
Reinvestment of distributions	15,638	—	20,142	106,935	6,249	23,427	32,784	205,175
Redemptions of common stock	(10,270)	(74,127)	(20,042)	(36,438)	—	(42,670)	(26,490)	(210,037)
Transfers in or out	(6,392)	—	(3,664)	(1,684)	(42,355)	—	55,285	1,190

Balance as of June 30, 2021	911,445	906,648	1,309,393	10,069,874	601,015	2,388,258	4,077,626	20,264,259

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
12-month
period, the
Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the six months ended June 30, 2022 and 2021, the Company repurchased 2,278,898 and 210,037, respectively, shares of common stock under its share repurchase plan representing a total of $56,771 and $5,233, respectively. The Company had no unfulfilled repurchase requests during the three months ended June 30, 2022 or 2021, respectively.
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
Note 8. Stockholders’ Equity (continued)

board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors that the Company’s board of directors deems relevant.
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2022:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2022	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 25, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 27, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$0.9660	$0.9660	$0.7038	$0.7038	$0.7728	$0.7728	$0.8100

The following table reflects the amount of cash distributions that the Company paid on its common stock during the six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributions:
Paid or payable in cash	$14,169	$4,661	$24,332	$8,357
Reinvested in shares	12,521	2,912	21,895	5,154

Total distributions	$26,690	$7,573	$46,227	$13,511

Source of distributions:
Cash flows from operating activities	$26,690	$7,573	$46,227	$13,511
Offering proceeds	—	—	—	—

Total sources of distributions	$26,690	$7,573	$46,227	$13,511

Net cash provided by (used in) operating activities (1)	$27,196	$9,619	$48,925	$33,038

(1)
Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 7 for additional information regarding the Company’s expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2022 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 8. Stockholders’ Equity (continued)

directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.
Note 9. Fair Value of Financial Instruments
The following table presents the Company’s financial assets carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2022 (Unaudited)				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$153,274	$—	$153,274	$—	$44,518	$—	$44,518	$—
Interest rate cap	$2,518	$—	$2,518	$—	$—	$—	$—	$—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2022 (Unaudited)			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$94,770	$94,770	$94,770	$85,808	$85,808	$85,808
Loans receivable—held-for-investment (1)	$6,538,370	$6,539,424	$6,541,502	$3,841,868	$3,843,110	$3,844,685
Mortgage-backed securities held-to-maturity	$78,942	$159,543	$78,942	$37,862	$50,300	$37,862
Financial Liabilities
Repurchase agreements (2)	$1,175,651	$1,178,929	$1,178,929	$903,010	$904,968	$904,968
Credit facilities	$692,472	$701,138	$701,138	$196,960	$199,190	$199,190
Collateralized loan obligations (2)	$3,193,515	$3,220,572	$3,220,572	$1,886,382	$1,903,083	$1,903,083
Mortgage note payable (2)	$122,568	$124,700	$124,700	$—	$—	$—

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.
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
The following table details the assets and liabilities of the Company’s consolidated CLOs as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Restricted cash	$4,153	$37,364
Loans receivable, held-for-investment	3,992,448	2,298,367
Interest receivable	9,576	5,154
Other assets	27,694	6,625

Total assets	$4,033,871	$2,347,510

Liabilities
Collateralized loan obligations (net of deferred financing costs of $27,057 and $16,701, respectively)	$3,193,515	$1,886,382
Interest payable	3,988	1,357
Other liabilities	212	205

Total liabilities	$3,197,715	$1,887,944

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the CLOs.
Non-Consolidated
Variable Interest Entities
The Company invested $67,005 in subordinated positions of CMBS trusts which are considered VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly affect the VIEs’ economic performance, nor does it provide guarantees or recourse to the VIEs other than standard representations and warranties and, therefore, does not consolidate the VIEs on its balance sheets. The Company has classified its investment in the CMBS as held-to-maturity
debt securities that are included on the Company’s consolidated balance sheets and are part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the securities are limited to its book value of $78,942 as of June 30, 2022.
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
See Note 7 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including FS Investments) for the reimbursement of organization and offering costs funded by FS Investments and for the reimbursement of amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement.
Note 12. Intangibles
The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of June 30, 2022:

June 30, 2022
Intangible assets (1)
In-place lease intangibles	$33,091

Total intangible assets	$33,091

(1)	Included in Other assets in the Company’s consolidated balance sheets.
No intangible assets or liabilities related to the Company’s real estate investments existed as of December 31, 2021.
The following table details the Company’s future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2022 (remaining)	$1,907
2023	3,814
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,133

Total	$33,091

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the
Company’s derivative instrument as of June 30, 2022. The Company did not hold any interest rate caps as of December 31, 2021.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value (1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 09, 2024	$2,518

(1)	Included in Other assets in the Company’s consolidated balance sheets.
The following table details the fair value of the Company’s derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
			2022	2021	2022	2021
Interest Rate Cap	Unrealized Loss	(1)	$(1,449)	$—	$(1,449)	$—

(1)	Included in Other income (loss) in the Company’s consolidated statements of operations
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to June 30, 2022 through the issuance of the unaudited consolidated financial statements.
Barclay Revolving Credit Facility
On August 1, 2022, the Company, as borrower, entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility with Barclays, as administrative agent, and the lenders party thereto.
The Senior Secured Revolving Credit Facility provides for borrowings, subject to a borrowing base calculation, in an aggregate maximum committed amount of up to $310,000, with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $155,000 of additional commitments. The Senior Secured Revolving Credit Facility will mature on August 1, 2025, subject to options for the Company to request that lenders, at their election, provide up to two one-year maturity extensions. In connection with the closing of the Senior Secured Revolving Credit Facility, the Company repaid all outstanding borrowings and all other obligations under, and concurrently terminated, the CNB Facility.
Borrowings under the Senior Secured Revolving Credit Facility bear interest, at the Company’s election, at either a base rate plus a spread of 1.25%
per annum or one-, three- or six-month Term SOFR plus a spread of
 2.25%
per annum and a credit spread adjustment of 0.10% per annum. In each case, the spread will increase by
0.25% on the 30th day any loan remains outstanding and an additional
0.25
% on the 60th day any loan remains outstanding.
The Company will pay a commitment fee of 0.25% per annum on undrawn availability for each day on which over 50% of the maximum committed amount is undrawn and 0.35% per annum on undrawn availability for each day on which 50% or less of the maximum committed amount is undrawn.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Note 14. Subsequent Events (continued)

In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants, in each case, measured as of the last day of each fiscal quarter: (a) a minimum fixed charge coverage ratio for the prior four fiscal quarters of not less than 1.50 to 1.00, (b) minimum tangible net worth not less than the sum of (i) $1,367,009 plus (ii) 75% of net cash proceeds from any offering of the Company’s capital stock after the closing date of the Senior Secured Revolving Credit Facility minus (iii) 50% of any cash used by the Company to repurchase any of its capital stock after the closing date of the Senior Secured Revolving Credit Facility, (c) minimum liquidity not less than $10,000, (d) a maximum debt to equity ratio for the prior four fiscal quarters of not greater than 3.50 to 1.00, and (e) an interest coverage ratio (calculated using earnings of assets contributing to the borrowing base) for the prior four fiscal quarters of not less than 1.50 to 1.00.
The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, Barclays, at the instruction of the lenders, may terminate the commitments and declare outstanding borrowings and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Status of Offerings
As of August
5
,
 2022, the Company has issued 92,410,687 shares of common stock (consisting of 2,629,044 shares of Class F common stock, 1,036,671 shares of Class Y common stock, 1,685,871 shares of Class T common stock, 51,221,317 shares of Class S common stock, 783,331 shares of Class D common stock, 4,502,874 shares of Class M common stock and 30,551,579 shares of Class I common stock), including shares issued pursuant to its distribution reinvestment plan, for gross proceeds of $2,306,777.

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
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan fundings (1)	$2,042,818	$793,678	$3,084,586	$1,018,208
Loan repayments	(154,561)	(72,182)	(389,036)	(96,067)

Total net fundings	$1,888,257	$721,496	$2,695,550	$922,141

(1)	Includes new loan originations and additional fundings made under existing loans.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021
Number of loans	135	102
Principal balance	$6,539,424	$3,843,110
Net book value	$6,538,370	$3,841,868
Unfunded loan commitments (1)	$610,703	$414,818
Weighted-average cash coupon (2)	+3.82%	+3.68%
Weighted-average all-in yield (2)	+3.87%	+3.73%
Weighted-average maximum maturity (years) (3)	4.4	4.5

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)	Our floating-rate loans are indexed to LIBOR and SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.

The following table provides details of our loan receivable, held-for-investment
portfolio, on a
loan-by-loan
basis, as of June 30, 2022:

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
1	Senior Loan	6/9/2022	$365,611	$336,733	$336,683	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	194,980	+4.65%	+4.76%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	12/7/2021	175,000	150,783	150,767	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
4	Mezz Loan	10/1/2021	150,000	99,949	99,295	10.00%	10.26%	4/1/2026	Various	Various	93%
5	Senior Loan	6/8/2022	144,160	144,160	144,175	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
7	Senior Loan	3/31/2022	120,470	81,979	81,962	+4.30%	+4.31%	4/9/2027	Addison, TX	Office	67%
8	Senior Loan	9/9/2021	118,265	118,265	118,250	+3.20%	+3.20%	9/9/2026	Various, NY	Self Storage	70%
9	Senior Loan	6/14/2022	111,100	97,500	97,475	+3.80%	+3.81%	6/9/2027	San Jose, CA	Office	39%
10	Senior Loan	3/10/2022	110,150	90,577	90,549	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
11	Senior Loan	5/26/2022	108,500	97,172	97,157	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
12	Senior Loan	6/30/2022	106,000	100,000	99,985	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
13	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
14	Senior Loan	1/13/2022	103,600	91,942	91,915	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
15	Senior Loan	6/28/2022	100,000	100,000	99,975	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
16	Senior Loan	12/30/2021	95,000	95,000	94,983	+4.20%	+4.21%	1/9/2027	San Diego, CA	Hospitality	58%
17	Senior Loan	12/21/2021	93,900	72,888	72,873	+3.80%	+3.81%	1/9/2027	Houston, TX	Multifamily	76%
18	Senior Loan	5/13/2022	93,500	84,327	84,308	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	60%
19	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
20	Senior Loan	5/13/2022	89,500	76,173	76,153	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	58%
21	Senior Loan	2/4/2022	89,000	89,000	89,180	+3.75%	+3.75%	2/1/2025	Temecula, CA	Multifamily	75%
22	Senior Loan	12/15/2021	85,000	81,800	81,779	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
23	Senior Loan	5/12/2021	85,000	85,000	85,036	3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
24	Senior Loan	3/9/2022	84,000	78,077	78,077	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
25	Senior Loan	12/23/2021	83,400	73,028	73,005	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
26	Senior Loan	12/22/2021	81,500	54,000	54,049	+4.75%	+4.93%	1/9/2027	Farmers Branch, TX	Office	62%
27	Senior Loan	2/28/2022	75,000	72,250	72,250	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
28	Senior Loan	9/10/2021	71,201	66,900	66,879	+3.25%	+3.26%	10/9/2026	Richardson, TX	Multifamily	68%
29	Senior Loan	4/26/2022	69,350	63,340	63,309	+3.72%	+3.74%	5/9/2027	Tucson, AZ	Multifamily	68%
30	Senior Loan	4/26/2021	68,100	66,000	65,984	+3.15%	+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
31	Senior Loan	4/27/2022	67,940	57,720	57,702	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
32	Senior Loan	12/21/2021	65,450	65,450	65,433	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
33	Senior Loan	4/15/2021	64,460	62,657	62,641	+2.80%	+2.81%	5/9/2026	Lawrenceville, GA	Multifamily	75%
34	Senior Loan	5/20/2022	63,001	62,039	62,031	4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
35	Senior Loan	4/13/2022	62,650	53,400	53,369	+3.90%	+3.92%	5/9/2027	Houston, TX	Multifamily	78%
36	Senior Loan	7/29/2021	62,500	62,500	62,497	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
37	Senior Loan	7/22/2021	62,100	60,100	60,082	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
38	Senior Loan	8/2/2021	60,130	58,445	58,425	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
39	Senior Loan	2/15/2022	58,750	56,020	55,998	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
40	Senior Loan	5/12/2022	58,165	53,885	53,870	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
41	Senior Loan	1/7/2022	58,000	53,275	53,321	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
42	Senior Loan	8/13/2021	57,500	51,311	51,292	+3.10%	+3.19%	9/9/2026	Various, FL	Industrial	68%
43	Senior Loan	6/23/2022	57,000	48,498	48,475	+4.75%	+4.85%	7/9/2027	Seattle, WA	Multifamily	68%
44	Senior Loan	6/18/2021	56,000	56,000	55,992	+3.50%	+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
45	Senior Loan	11/5/2021	55,960	48,644	48,636	+3.10%	+3.10%	11/9/2026	Houston, TX	Industrial	74%
46	Senior Loan	2/17/2022	55,400	46,186	46,180	+4.10%	+4.20%	3/9/2027	Indianapolis, IN	Multifamily	80%
47	Senior Loan	11/10/2021	54,476	45,522	45,531	+3.75%	+4.10%	11/9/2026	Fayetteville, AR	Multifamily	70%
48	Senior Loan	3/7/2022	53,885	46,879	46,879	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
49	Senior Loan	8/9/2021	53,160	51,333	51,315	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
50	Senior Loan	6/16/2022	52,280	44,280	44,270	+3.80%	+3.81%	7/9/2027	Jacksonville, FL	Multifamily	71%
51	Senior Loan	3/12/2021	52,250	30,961	30,946	+5.75%	+5.75%	3/9/2026	San Francisco, CA	Office	65%
52	Senior Loan	7/7/2021	52,200	44,970	44,952	+3.00%	+3.00%	7/9/2026	Austin, FL	Multifamily	74%
53	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
54	Senior Loan	2/18/2022	49,240	33,480	33,458	+3.90%	+3.92%	3/9/2027	Atlanta, GA	Office	60%
55	Senior Loan	4/26/2022	49,125	43,525	43,508	+4.05%	+4.15%	5/9/2027	Decatur, GA	Multifamily	72%
56	Senior Loan	12/15/2021	49,000	49,000	48,979	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
57	Senior Loan	6/23/2021	48,944	45,421	45,403	+2.80%	+2.80%	7/9/2026	Roswell, GA	Multifamily	75%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
58	Senior Loan	11/1/2021	$48,907	$44,798	$44,778	+3.70%	+3.71%	11/9/2026	Fort Lauderdale, FL	Office	67%
59	Senior Loan	11/23/2021	47,600	39,401	39,388	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
60	Senior Loan	7/29/2021	47,500	47,500	47,497	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
61	Senior Loan	8/3/2021	46,500	46,500	46,490	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
62	Senior Loan	4/6/2022	46,500	44,000	43,976	+3.50%	+3.52%	4/9/2027	Atlanta, GA	Multifamily	79%
63	Senior Loan	12/17/2021	46,100	36,500	36,499	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%
64	Senior Loan	6/4/2021	45,000	45,000	44,981	+3.20%	+3.21%	6/9/2026	Dallas, TX	Multifamily	69%
65	Senior Loan	1/28/2022	43,650	34,045	34,051	+4.00%	+4.15%	2/9/2027	Milwaukee, WI	Office	59%
66	Senior Loan	7/28/2021	43,350	41,420	41,402	+3.00%	+3.01%	8/9/2026	Sandy Springs, GA	Multifamily	77%
67	Senior Loan	8/19/2021	43,000	43,000	42,981	+3.10%	+3.11%	9/9/2026	Omaha, NE	Multifamily	75%
68	Senior Loan	8/9/2021	42,660	37,695	37,684	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
69	Senior Loan	11/1/2021	42,300	40,006	39,986	+3.50%	+3.52%	11/9/2026	Doraville, GA	Multifamily	82%
70	Senior Loan	3/14/2022	42,000	40,200	40,206	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
71	Senior Loan	8/25/2021	41,395	40,404	40,385	+3.15%	+3.17%	9/9/2026	Cypress, TX	Multifamily	69%
72	Senior Loan	7/21/2021	41,300	38,954	38,943	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
73	Senior Loan	10/28/2021	40,200	36,351	36,330	+3.00%	+3.02%	11/9/2026	Dallas, TX	Multifamily	74%
74	Senior Loan	4/27/2021	39,050	35,177	35,167	+3.15%	+3.16%	5/9/2026	Jamaica, NY	Industrial	61%
75	Senior Loan	8/31/2021	38,700	35,207	35,188	+3.10%	+3.10%	9/9/2026	Colorado Springs, CO	Multifamily	68%
76	Senior Loan	6/24/2021	38,600	36,000	35,983	+3.75%	+3.77%	7/9/2026	Austin, TX	Multifamily	76%
77	Senior Loan	8/3/2021	38,500	38,500	38,490	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
78	Senior Loan	11/30/2021	38,310	34,418	34,468	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
79	Senior Loan	4/9/2019	38,000	38,000	37,998	+3.75%	+3.75%	4/9/2024	New York City, NY	Mixed Use	75%
80	Senior Loan	11/4/2021	37,300	35,920	35,920	+3.35%	+3.85%	11/1/2024	Boca Raton, FL	Multifamily	81%
81	Senior Loan	4/29/2022	37,136	34,136	34,126	+3.75%	+3.85%	5/9/2027	Euless, TX	Multifamily	80%
82	Senior Loan	11/5/2021	36,325	32,675	32,654	+3.10%	+3.12%	11/9/2026	Mesquite, TX	Multifamily	73%
83	Senior Loan	12/21/2021	36,000	36,000	35,979	+3.45%	+3.47%	1/9/2027	Hackensack, NJ	Multifamily	68%
84	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
85	Senior Loan	3/29/2021	35,880	33,939	33,923	+3.60%	+3.60%	4/9/2026	Arlington, TX	Multifamily	80%
86	Senior Loan	5/28/2021	35,785	31,085	31,068	+5.00%	+5.02%	6/9/2026	Austin, TX	Office	57%
87	Senior Loan	2/27/2020	35,641	33,521	33,524	+3.15%	+3.15%	3/9/2025	Various, SC	Industrial	72%
88	Senior Loan	6/22/2021	34,500	31,328	31,317	+3.60%	+3.60%	7/9/2026	Tallahassee, FL	Multifamily	74%
89	Senior Loan	12/3/2021	34,327	34,327	34,318	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
90	Senior Loan	12/16/2021	33,000	30,796	30,775	+3.55%	+3.57%	1/9/2027	Fort Worth, TX	Multifamily	72%
91	Senior Loan	11/23/2021	32,000	26,379	26,367	+3.05%	+3.07%	12/9/2026	Dallas, TX	Multifamily	69%
92	Senior Loan	3/11/2021	32,000	30,000	29,991	+4.50%	+4.51%	3/9/2026	Colleyville, TX	Retail	58%
93	Senior Loan	4/27/2022	31,800	22,800	22,786	+4.30%	+4.32%	5/9/2027	Morrow, GA	Industrial	62%
94	Senior Loan	1/28/2022	31,229	31,229	31,233	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	82%
95	Senior Loan	12/29/2020	31,128	28,191	28,344	+3.75%	+3.93%	1/9/2026	Brooklyn, NY	Multifamily	60%
96	Senior Loan	5/4/2021	30,000	19,659	19,652	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
97	Senior Loan	6/28/2019	28,500	28,500	28,641	+5.35%	+5.52%	7/9/2024	Davis, CA	Hospitality	72%
98	Senior Loan	12/18/2020	28,440	24,738	24,735	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
99	Senior Loan	12/15/2021	28,400	26,199	26,187	+3.30%	+3.32%	12/9/2026	Arlington, TX	Multifamily	79%
100	Senior Loan	11/18/2021	27,387	27,387	27,375	+3.60%	+3.61%	12/9/2026	Brooklyn, NY	Self Storage	70%
101	Senior Loan	1/20/2021	25,250	22,563	22,551	+4.75%	+4.75%	2/9/2026	Laguna Hills, CA	Office	63%
102	Senior Loan	3/31/2021	25,250	25,250	25,238	+3.20%	+3.22%	4/9/2026	Tempe, AZ	Multifamily	77%
103	Senior Loan	6/25/2021	25,000	23,898	23,887	+3.05%	+3.06%	7/9/2026	Austin, TX	Multifamily	68%
104	Senior Loan	5/28/2021	24,700	23,087	23,077	+3.50%	+3.52%	6/9/2026	Jacksonville, FL	Industrial	61%
105	Senior Loan	1/28/2022	24,489	24,489	24,490	+3.70%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
106	Senior Loan	7/18/2018	22,650	22,650	22,712	+5.25%	+5.37%	8/9/2023	Gaithersburg, MD	Hospitality	80%
107	Senior Loan	12/10/2020	22,300	17,183	17,172	+5.25%	+5.25%	1/9/2026	Fox Hills, CA	Office	55%
108	Senior Loan	1/28/2022	22,149	22,149	22,149	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
109	Senior Loan	8/26/2021	21,805	20,009	19,990	+3.10%	+3.13%	9/9/2026	Seattle, WA	Multifamily	69%
110	Senior Loan	7/13/2021	21,350	21,350	21,332	+3.40%	+3.43%	8/9/2026	Grand Prairie, TX	Multifamily	72%
111	Senior Loan	7/20/2021	21,136	18,259	18,257	+3.25%	+3.36%	8/9/2026	Las Vegas, NV	Multifamily	72%
112	Senior Loan	8/6/2021	20,000	20,000	20,013	+3.10%	+3.25%	8/9/2026	Sandy Springs, GA	Multifamily	74%
113	Senior Loan	5/10/2021	19,200	17,776	17,760	+3.50%	+3.53%	5/9/2026	University City, PA	Multifamily	70%
114	Senior Loan	12/3/2021	18,828	18,828	18,820	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
115	Senior Loan	2/26/2021	18,589	17,491	17,482	+3.25%	+3.25%	3/9/2026	Newark, NJ	Industrial	57%
116	Mezz Loan	2/21/2020	18,102	18,102	18,101	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
117	Senior Loan	2/19/2020	18,000	14,400	14,406	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%

	Loan Type	Origination Date (1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	Location	Property Type	LTV (1)
118	Senior Loan	6/16/2021	$17,500	$16,376	$16,366	+3.25%	+3.25%	7/9/2026	Everett, WA	Multifamily	69%
119	Senior Loan	10/22/2019	17,500	15,643	15,730	+4.50%	+4.66%	11/9/2024	Oakland, CA	Mixed Use	70%
120	Senior Loan	9/23/2021	16,300	14,828	14,844	+4.25%	+4.56%	9/9/2026	Various, NJ	Multifamily	77%
121	Senior Loan	1/28/2021	16,100	16,100	16,127	+4.50%	+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
122	Mezz Loan	6/8/2022	15,840	15,840	15,842	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
123	Senior Loan	6/16/2021	15,406	14,780	14,770	+3.25%	+3.25%	7/9/2026	Everett, WA	Multifamily	71%
124	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.50%	+7.50%	12/5/2026	Queens, NY	Multifamily	75%
125	Senior Loan	11/17/2020	14,550	13,548	13,543	+4.00%	+4.00%	12/9/2025	Vista, CA	Industrial	54%
126	Senior Loan	3/25/2021	13,405	12,019	12,024	+3.25%	+3.36%	4/9/2026	Lithonia, GA	Multifamily	67%
127	Senior Loan	3/19/2021	12,718	12,718	12,736	+3.95%	+4.14%	4/9/2026	Brooklyn, NY	Multifamily	85%
128	Senior Loan	1/28/2022	12,092	12,092	12,088	+3.70%	+3.82%	9/9/2026	Duncanville, TX	Multifamily	83%
129	Senior Loan	3/7/2018	12,050	12,050	12,080	+5.00%	+5.17%	9/7/2022	Las Vegas, NV	Hospitality	71%
130	Senior Loan	11/17/2020	11,010	10,636	10,631	+4.00%	+4.02%	12/9/2025	Miramar, CA	Industrial	65%
131	Senior Loan	6/11/2018	8,000	8,000	8,040	4.50%	+4.61%	3/9/2024	Miami, FL	Retail	68%
132	Senior Loan	2/17/2021	7,000	7,000	7,010	+3.85%	+4.04%	3/9/2026	Brooklyn, NY	Multifamily	81%
133	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.35%	6/9/2023	Miami, FL	Retail	61%
134	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
135	Mezz Loan	4/6/2022	5,049	5,049	5,049	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	88%

Total/Weighted Average			$7,150,123	$6,539,424	$6,538,370	+3.82%	+3.87%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
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
Real Estate Portfolio Overview
On June 23, 2022, we acquired 555 Aviation, a 260,000 square foot creative office building located in El Segundo, California. The property was built in 1966 and was renovated in 2017 to convert the property into a creative office building, including LEED Gold certification, a glass façade and an interior open-air
atrium. The property sits on 13 acres and is located in a growing Los Angeles sub-market
of El Segundo near Los Angeles International Airport. The property is currently 100% leased to three tenants.
Subsequent Activity
During the period from July 1, 2022 through August 5, 2022, we closed on four senior floating-rate mortgage loans of which $309,225 was funded at closing.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Interest income	$68,877	$16,039	$114,861	$27,755
Less: Interest expense	(29,184)	(4,981)	(45,399)	(7,810)

Net interest income	39,693	11,058	69,462	19,945

Other expenses
Management and performance fees	5,351	1,708	9,348	3,281
General and administrative expenses	5,783	1,394	9,326	2,799
Less: Expense limitation	—	—	—	(56)
Add: Expense recoupment to sponsor	1,460	390	2,770	390

Net other expenses	12,594	3,492	21,444	6,414

Other income (loss)
Net change in unrealized gain (loss) on interest rate cap	(1,449)	—	(1,449)	—

Total other income (loss)	(1,449)	—	(1,449)	—

Net income	25,650	7,566	46,569	13,531
Preferred stock dividends	(4)	(4)	(8)	(8)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$25,646	$7,562	$46,561	$13,523

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
FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended June 30, 2022. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.
During the period from September 13, 2017 (Commencement of Operations) to June 30, 2022, we accrued $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $0 in reimbursements for the six months ended June 30, 2022. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2022, we received $5,839 in cash reimbursements from FS Real Estate Advisor.
During the six months ended June 30, 2022, $482 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2022 and December 31, 2021, $1,460 and $0, respectively, of expense recoupments were payable to FS Real Estate Advisor and Rialto and $257 of expense reimbursements received from FS Real Estate Advisor and Rialto were eligible for recoupment.
Valuation of mortgage debt
Commercial real estate debt and mortgage-backed securities
held-to-maturity
are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity.
Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding a comparison of our carrying value and an estimate of the fair value of our commercial real estate debt, mortgage-backed securities held-to-maturity,
repurchase agreements payable, credit facility payable, and collateralized loan obligations.
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
non-listed
REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (GAAP)	$25,650	$7,566	$46,569	$13,531

Funds from operations	$25,650	$7,566	$46,569	$13,531

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(152)	(137)	(299)	(271)
Net unrealized loss on interest rate cap	(1,449)	—	(1,449)	—

Modified funds from operations	$24,049	$7,429	$44,821	$13,260

NAV per Share
FS Real Estate Advisor calculates our NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a repurchase price for shares repurchased pursuant to our share repurchase plan.

In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:

•
Commercial real estate debt classified as
held-for-investment
is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs, as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a charge to the provision for loan losses. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser,
evaluates for impairment each loan classified as
held-for-investment.

•
Mortgage-backed securities are classified as
held-to-maturity
when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount.

•
Mortgage-backed securities that we do not hold for the purpose of selling in the near-term or may dispose of prior to maturity, are classified as available-for-sale
and are reported at fair value. On a monthly basis, FS Real Estate Advisor values such securities using quotations obtained from an independent third-party pricing service, which provides prevailing bid and ask prices that are screened for validity by the third-party pricing service on the valuation date. For investments for which a third-party pricing service is unable to obtain quoted prices, FS Real Estate Advisor obtains bid and ask prices directly from dealers who make a market in such securities. In all such cases, securities are valued at the mid-point
of the average bid and ask prices obtained from such sources.

•
Investments in real estate will initially be valued at cost, which is expected to represent fair value at that time. FS Real Estate Advisor, with assistance from our sub-adviser,
expects to receive an appraisal performed by an independent third-party appraisal firm on each property prior to or upon acquisition. Each property will then be valued by an independent third-party appraisal firm no less frequently than annually. FS Real Estate Advisor will update the valuations of our properties for each month in which we do not receive an appraisal report from a third-party appraisal firm. Such monthly update valuations will be based on the then most recent appraisals provided by a third-party appraisal firm, current market data and other relevant information.

•
Liabilities include repurchase agreements payable, credit facility payable, collateralized loan obligations, fees payable to FS Real Estate Advisor and the dealer manager, accounts payable, accrued operating expenses, any portfolio-level credit facilities, and other liabilities. All liabilities are valued at amounts payable, net of unamortized premium or discount, and net of unamortized debt issuance costs. Liabilities related to stockholder servicing fees allocable to Class T, Class S, Class D and Class M shares are only included in the NAV calculation for those classes. Liabilities related to advisory fees allocable to Class T, Class S, Class D, Class M, Class I and Class Y shares are only included in the NAV calculation for those classes.

Commercial real estate debt and mortgage-backed securities
held-to-maturity
are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity.
Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 8 to our unaudited consolidated financial statements included herein for additional information including a comparison of our carrying value and an estimate of the fair value of our commercial real estate debt, mortgage-backed securities held-to-maturity,
repurchase agreements payable, credit facility payable, and collateralized loan obligations.

The following table provides a breakdown of the major components of our total NAV as of June 30, 2022:

Components of NAV	June 30, 2022
Cash and cash equivalents	$75,659
Restricted cash	19,111
Loans receivable	6,538,370
Mortgage-backed securities held-to-maturity	78,942
Mortgage-backed securities available-for-sale, at fair value	153,274
Interest receivable	14,904
Deferred financing costs	647
Investment in real estate	160,711
Receivable for investment sold and repaid	52,959
Other assets	42,284
Repurchase agreements payable, net of deferred financing costs	(1,175,651)
Credit facility payable	(692,472)
Collateralized loan obligations, net of deferred financing costs	(3,193,515)
Mortgage note, net of deferred financing costs	(122,568)
Accrued servicing fees (1)	(831)
Other liabilities	(38,894)

Net asset value	$1,912,930

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2022:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$22,599	$22,082	$37,627	$1,122,659	$17,168	$92,705	$598,090	$1,912,930
Number of outstanding shares	904,792	906,648	1,508,682	44,602,788	680,347	3,701,528	24,516,086	76,820,871

NAV per share as of June 30, 2022	$24.9767	$24.3557	$24.9404	$25.1698	$24.9734	$25.0450	$24.4031

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of June 30, 2022:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2022
Total stockholders’ equity under GAAP	$1,821,230
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	1,821,105
Adjustments:
Accrued stockholder servicing fees (1)	90,376
Net change in unrealized (gain) loss on interest rate cap	1,449

Net asset value	$1,912,930

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

Limits on the Calculation of Our Per Share NAV
Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio, such as significant market events or disruptions or force majeure events. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by a third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock. Further, in determining the number of shares outstanding used in the calculation of our NAV per share for each month-end
that coincides with the end of a fiscal quarter, we include the number of Class I shares that have been or will be issued to the adviser and sub-adviser
for the quarter with respect to any outstanding Class I PCRs (see Note 7 to our unaudited consolidated financial statements included herein) based on the achievement of certain performance criteria. For each month-end
that is not the end of a fiscal quarter, solely for purposes of calculating NAV per share, we include an estimated number of Class I shares, if any, that would have been issued to the adviser and sub-adviser
in connection with any outstanding Class I PCRs based on our estimated Excess Distributable Income as of such date.
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
Liquidity and Capital Resources
As of June 30, 2022, we had $75,659 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2022, we had $996,232 in borrowings available under our financing arrangements, subject to certain limitations. As of June 30, 2022, we had unfunded loan commitments of $610,703. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of June 30, 2022, our ratio of leverage to total net assets was 280%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor has agreed to advance all of our organization and offering expenses on our behalf until we had raised $250,000 of gross proceeds in our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we have achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time. As of June 30, 2022, we reimbursed $9,418 to FS Real Estate Advisor for organization and offering expenses previously funded.
During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory
agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year
term but may be renewed for an unlimited number of successive one-year
periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 12, 2021, our board of directors approved the renewal of the advisory agreement effective as of August 17, 2021 for an additional one-year
term expiring August 17, 2022. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30, 2022
	2022	2021
Cash flows from operating activities	$48,925	$33,038
Cash flows used in investing activities	(3,087,732)	(941,381)
Cash flows from financing activities	3,047,769	922,471

Net increase (decrease) in cash and cash equivalents and restricted cash	$8,962	$14,128

Cash flows provided by operating activities increased $15,887 during the six months ended June 30, 2022 compared to the corresponding period in 2021 due to increased performance contingent rights and increased interest payable.
Cash flows used in investing activities increased $2,146,351 during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to the net increase of $2,066,378 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment
of $246,635. Purchases of mortgage-backed securities
available-for-sale
increased $92,498. During the six months ended June 30, 2022, we also acquired real estate and related intangibles for $193,802.
Cash flows provided by financing activities increased $2,125,298 during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to a net increase in borrowings of $1,458,471 and the increase in issuance of common stock of $742,227.

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
Portfolio Update
As of June 30, 2022, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 100% of our loan portfolio was current as of June 30, 2022.
Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 69% of the portfolio compared to 14% for hospitality and retail as of June 30, 2022. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.
Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of June 30, 2022, approximately 97% of our portfolio consisted of investments sourced after July 2020.
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
See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.
FS Investment Solutions also serves or served as the placement agent for our private offerings of Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 97% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto
2019-FL1
Notes,
2021-FL2
Notes,
2021-FL3
Notes,
2022-FL4
Notes,
2022-FL5
Notes,
WF-1
Facility, the
GS-1
Facility, the
BB-1
Facility, the CNB Facility, the Natixis loan, and the
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2022:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points (1)	$(32,026)	$(25,628)	$(6,398)	(3.1)%
Down 25 basis points (1)	$(16,157)	$(12,839)	$(3,318)	(1.6)%
No change	—	—	—	—
Up 25 basis points	$16,305	$12,839	$3,466	1.7%
Up 50 basis points	$32,682	$25,678	$7,004	3.4%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by

Rule 13a-15(b)

under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act

Rules 13a-15(f)

or

15d-15(f))

that occurred during the three-month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

10-Q.

Except as disclosed below, there are no material changes from the risk factors included within our most recent Annual Report on Form

10-K

for the year ended December 31, 2021.
Risks Related to Investments in Real Property
Lease terminations or tenant defaults at our real property investments could adversely affect the income produced by these properties, which could harm our operating performance and ability to pay distributions to our stockholders.
The success of our real property investments will depend in large part on the financial viability of our tenants, and accordingly, any change in their business, including as a result of economic events, financial markets, natural disasters or public health or pandemic crises, could adversely affect the income produced by our properties. Our tenants may terminate the lease, fail to make rental payments, decline to extend or renew their lease upon expiration, or declare bankruptcy, any such action would result in loss of rental payments. In addition, in the case of termination or default, we may be unable to attract desirable tenants or lease the property for the amount previously collected. The expenses associated with owning such properties, including debt payments, real estate taxes, maintenance, and insurance, are generally fixed and do not decrease when revenues decrease.

Economic and regulatory changes that impact the real estate market could adversely affect our real property investments and overall financial performance.
We are subject to risks generally attributable to the ownership of real property, including a downturn in market conditions, adverse real estate trends such as increasing vacancy rates and declining rental rates, financial instability by our tenants, and changes in government rules and regulations. Any of these factors could have an adverse effect on our investments in real property and our financial performance.
We may be adversely affected by trends in the office real estate sector.
Driven in part by the
COVID-19
pandemic, many companies are moving toward telecommuting policies and there may be a decline for the demand for office space in the future. The continuation of work-from-home and other policies could lead to an overall decrease in demand for office spaces, and thereby impact the financial performance of our investments in office properties. This would have an adverse effect on our financial condition and ability to make expected distributions to our stockholders.

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
During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2022	202,898	$25.10	202,898	—
May 1 - May 31, 2022	465,115	$25.00	465,115	—
June 1 - June 30, 2022	637,024	$24.92	637,024	—

Total	1,305,037		1,305,037	—

(1)	Repurchases are limited as described above.

Item 3. Defaults	upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on May 3, 2022).

10.1	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

10.2	Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Mass Mutual (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

10.3	Sixth Amendment to Loan and Security Agreement dated as of May 5, 2022, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on May 9, 2022).

10.4	Amendment No. 9 to Master Repurchase and Securities Contract dated as of May 12, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on May 3, 2022).

10.5	Sixth Amendment to Master Repurchase Agreement dated as of June 7, 2022, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.6	Second Amendment to Guaranty dated as of June 7, 2022, between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.7	Indenture dated as of June 16, 2022, by and among FS Rialto 2022-FL5 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 21, 2022).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)