Form 10-Q
period 2022-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2022-11-14
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
As of November
14
, 2022 there were
 852,673 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,612,762 outstanding shares of Class T common stock, 55,262,083 outstanding shares of Class S common stock, 768,314 outstanding shares of Class D common stock, 4,513,419 outstanding shares of Class M common stock and 33,930,070 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$147,321	$46,798
Restricted cash	26,121	39,010
Loans receivable, held-for-investment	7,091,841	3,841,868
Mortgage-backed securities held-to-maturity	86,850	37,862
Mortgage-backed securities available-for-sale, at fair value	182,478	44,518
Investment in real estate, net	192,029	—
Receivable for investments sold and repaid	611	6,625
Interest receivable	22,441	6,861
Deferred financing costs	3,269	658
Other assets	9,921	194

Total assets (1)	$7,762,882	$4,024,394

Liabilities
Collateralized loan obligations (net of deferred financing costs of $30,649 and $16,701, respectively)	$3,733,940	$1,886,382
Repurchase agreements payable (net of deferred financing costs of $2,976 and $1,958, respectively)	880,604	903,010
Credit facilities payable (net of deferred financing costs of $8,383 and $2,230, respectively)	695,722	196,960
Mortgage note payable (net of deferred financing costs of $2,132 and $0, respectively)	122,568	—
Due to related party	103,881	48,514
Interest payable	13,827	2,591
Payable for shares repurchased	28,125	4,227
Other liabilities	20,446	9,370

Total liabilities (1)	5,599,113	3,051,054

Commitments and contingencies (See Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 850,244 and 902,878 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,592,037 and 1,407,377 issued and outstanding, respectively	16	14
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 51,622,706 and 22,823,721 issued and outstanding, respectively	516	228
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 726,163 and 642,162 issued and outstanding, respectively	7	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,238,466 and 2,876,736 issued and outstanding, respectively	42	29
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 31,177,412 and 11,366,687 issued and outstanding, respectively	312	114
Additional paid-in capital	2,158,894	969,558
Accumulated other comprehensive income (loss)	(3,574)	86
Retained earnings	7,538	3,287

Total stockholders’ equity	2,163,769	973,340

Total liabilities and stockholders’ equity	$7,762,882	$4,024,394

(1)
The September 30, 2022 and December 31, 2021 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to the Company. As of September 30, 2022 and December 31, 2021, assets of the VIEs totaled $4,768,481 and $2,347,510, respectively, and liabilities of the VIEs totaled $3,741,171 and $1,887,944, respectively. See Note 10 for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$111,575	$23,676	$226,436	$51,431
Less: Interest expense	(59,107)	(7,929)	(104,506)	(15,739)

Net interest income	52,468	15,747	121,930	35,692
Other expenses
Management and performance fees	10,533	1,956	19,881	5,237
General and administrative expenses	6,033	2,713	15,359	5,512
Less: Expense limitation	—	—	—	(56)
Add: Expense recoupment to sponsor	256	8	3,026	398

Net other expenses	16,822	4,677	38,266	11,091

Other income (loss)
Income (loss) from rental operations, net	(1,068)	—	(1,068)	—
Net change in unrealized gain on interest rate cap	1,758	—	309	—

Total other income (loss)	690	—	(759)	—

Net income	36,336	11,070	82,905	24,601
Preferred stock dividends	(3)	(3)	(11)	(11)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$36,333	$11,067	$82,894	$24,590

Per share information—basic and diluted
Net income per share of common stock (earnings per share)	$0.42	$0.41	$1.18	$1.23

Weighted average common stock outstanding	86,518,645	26,824,393	70,104,149	20,023,193

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$36,336	$11,070	$82,905	$24,601
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(382)	24	(3,660)	104

Total other comprehensive income (loss)	(382)	24	(3,660)	104

Comprehensive income	$35,954	$11,094	$79,245	$24,705

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended September 30, 2022
Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230
Common stock issued	—	—	1	76	—	5	72	381,664	—	—	381,818
Distributions declared	—	—	—	—	—	—	—	—	—	(32,416)	(32,416)
Proceeds from distribution reinvestment plan	—	—	—	4	—	1	2	15,936	—	—	15,943
Redemptions of common stock	—	—	—	(10)	—	(1)	(7)	(43,155)	—	—	(43,173)
Stockholder servicing fees	—	—	—	—	—	—	—	(15,130)	—	—	(15,130)
Offering costs	—	—	—	—	—	—	—	(2,870)	—	—	(2,870)
Performance contingent rights issued	—	—	—	—	—	—	—	2,416	—	—	2,416
Net income	—	—	—	—	—	—	—	—	—	36,336	36,336
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	—	(382)	—	(382)

Balance as of September 30, 2022	$9	$9	$16	$516	$7	$42	$312	$2,158,894	$(3,574)	$7,538	$2,163,769

Three Months Ended September 30, 2021
Balance as of June 30, 2021	$9	$9	$13	$101	$6	$24	$41	$481,390	$80	$1,814	$483,487
Common stock issued	—	—	—	61	—	4	44	272,020	—	—	272,129
Distributions declared	—	—	—	—	—	—	—	—	—	(10,953)	(10,953)
Proceeds from distribution reinvestment plan	—	—	—	1	—	—	—	4,447	—	—	4,448
Redemptions of common stock	—	—	—	(1)	—	—	(1)	(4,119)	—	—	(4,121)
Stockholder servicing fees	—	—	—	—	—	—	—	(12,923)	—	—	(12,923)
Offering costs	—	—	—	—	—	—	—	(362)	—	—	(362)
Net income	—	—	—	—	—	—	—	—	—	11,070	11,070
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	24	—	24

Balance as of September 30, 2021	$9	$9	$13	$162	$6	$28	$84	$740,453	$104	$1,928	$742,796

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	2	302	1	14	208	1,311,435	—	—	1,311,962
Distributions declared	—	—	—	—	—	—	—	—	—	(78,643)	(78,643)
Proceeds from distribution reinvestment plan	—	—	—	9	—	1	5	37,823	—	—	37,838
Redemptions of common stock	—	—	—	(23)	—	(2)	(15)	(99,904)	—	—	(99,944)
Stockholder servicing fees	—	—	—	—	—	—	—	(61,558)	—	—	(61,558)
Offering costs	—	—	—	—	—	—	—	(9,869)	—	—	(9,869)
Performance contingent rights issued	—	—	—	—	—	—	—	11,409	—	—	11,409
Net income	—	—	—	—	—	—	—	—	—	82,905	82,905
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,660)	—	(3,660)

Balance as of June 30, 2022	$9	$9	$16	$516	$7	$42	$312	$2,158,894	$(3,574)	$7,538	$2,163,769

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	9	1	103	1	9	61	459,861	—	—	460,045
Distributions declared	—	—	—	—	—	—	—	—	—	(24,464)	(24,464)
Proceeds from distribution reinvestment plan	—	—	—	2	—	—	2	9,599	—	—	9,603
Redemptions of common stock	—	(1)	—	(1)	—	(1)	(1)	(9,350)	—	—	(9,354)
Stockholder servicing fees	—	—	—	—	—	—	—	(22,399)	—	—	(22,399)
Offering costs	—	—	—	—	—	—	—	(1,041)	—	—	(1,041)
Net income	—	—	—	—	—	—	—	—	—	24,601	24,601
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	—	—	—	—	—	104	—	104

Balance as of September 30, 2021	$9	$9	$13	$162	$6	$28	$84	$740,453	$104	$1,928	$742,796

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$82,905	$24,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	11,409	—
Amortization of deferred fees on loans and debt securities	(3,616)	(1,111)
Amortization of deferred financing costs and discount	7,884	2,684
Net change in unrealized gain on interest rate cap	(309)	—
Depreciation and amortization	1,839	—
Changes in assets and liabilities
Reimbursement due from sponsor	—	444
Interest receivable	(15,580)	(2,529)
Other assets	(9,418)	89
Due to related party	194	9
Interest payable	11,236	963
Other liabilities	9,554	2,441

Net cash provided by (used in) operating activities	96,098	27,591

Cash flows used in investing activities
Origination and fundings of loans receivable, held-for-investment	(3,731,304)	(1,990,205)
Principal collections from loans receivable, held-for-investment	489,846	169,753
Proceeds from sale of loans receivable, held-for-sale	—	24,397
Exit and extension fees received on loans receivable, held-for-investment	472	727
Purchases of mortgage-backed securities available-for-sale	(150,598)	(36,576)
Principal repayments of mortgage-backed securities available-for-sale	9,169	—
Purchases of mortgage-backed securities held-to-maturity	(48,536)	—
Acquisition of real estate	(193,868)	—

Net cash provided by (used in) investing activities	(3,624,819)	(1,831,904)

Cash flows from financing activities
Issuance of common stock	1,311,962	460,045
Redemptions of common stock	(76,046)	(8,816)
Stockholder distributions paid	(37,959)	(13,453)
Stockholder servicing fees	(6,385)	(1,758)
Offering costs paid	(11,204)	(1,041)
Borrowing under mortgage note payable	124,700	—
Borrowings under repurchase agreements	1,667,021	1,433,000
Repayments under repurchase agreements	(1,688,409)	(650,377)
Borrowings under credit facilities	1,276,366	256,000
Repayments under credit facilities	(771,451)	(216,000)
Proceeds from issuance of collateralized loan obligations	1,971,137	646,935
Repayment of collateralized loan obligations	(109,631)	—
Payment of deferred financing costs	(33,746)	(12,782)

Net cash provided by (used in) financing activities	3,616,355	1,891,753

Total increase (decrease) in cash, cash equivalents and restricted cash	87,634	87,440
Cash, cash equivalents and restricted cash at beginning of period	85,808	17,874

Cash, cash equivalents and restricted cash at end of period	$173,442	$105,314

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$85,386	$12,092

Accrued stockholder servicing fee	$55,173	$20,641

Distributions payable	$5,789	$2,530

Reinvestment of stockholder distributions	$37,838	$9,603

Payable for shares repurchased	$28,125	$2,068

Loan principal payments held by servicer	$611	$—

Loan transferred from loans receivable, held-for-investment to loans receivable, held-for-sale	$—	$24,397

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
filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock and previously conducted private offerings of its Class F common stock and Class Y common stock. The Company is managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its
sub-adviser.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of September 30, 2022. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of su bse
quent events through the date the unaudited consolidated financial statements were issued.
Reclassifications:
Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 and the audited consolidated financial statements as of and for the year ended December 31, 2021 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022. The reclassifications did not affect the Company’s financial position, results of operations, or cash flows.
Use of Estimates:
The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets an
d

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
Act
ual results could differ from those estimates.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$147,321	$99,839
Restricted cash	26,121	5,475

Total cash, cash equivalents and restricted cash	$173,442	$105,314

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
Real Estate:
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies  (continued)

transaction as an asset acquisition. The guidance for business combinations states that when substantially all the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. The one property acquisition to date has been accounted for as an asset acquisition.
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
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental operations, net, on the Company’s consolidated statements of operations. The amortization of in-place
leases is recorded as an adjustment to rental operations, net, on the Company’s consolidated statements of operations.
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
The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since the impairment model considers real

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies  (continued)

estate properties to be “long-lived assets to be held and used,” cash flows to determine whether an asset has been impaired are undiscounted. Accordingly, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be
reduced to their fair value. During the periods presented, no such impairment occurred.
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
The estimated value of each asset reported at fair value using Level 3 inputs is determined by an internal committee comprised of members of senior management of FS Real Estate Advisor.
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

•
Loans receivable
held-for-investment,
net: The fair values for these loans were estimated by FS Real Estate Advisor based on a discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

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

Deferred Financing Costs:
Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations, repurchase agreements, and mortgage note payable, are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facilities and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obliga
tion, which approximates the effective interest method.
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
Offering Costs:
Offering
costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they
 incurred on the Company’s behalf, up to a cap o
f 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to Septembe
r 30, 2022, t
he Company incurred offering costs of $19,402, which were paid on its behalf by FS Investments (see Note 7).
Income Taxes:
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2017. In order to maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90%

of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year
, it will be subject to federal income tax on its taxable

income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company d id
no
t incur any interest or penalties and
none
are accrued at Septem
ber 30, 2022.

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
The valuation of the Company’s interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

1
4

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021
Number of loans	140	102
Principal balance	$7,093,134	$3,843,110
Net book value	$7,091,841	$3,841,868
Unfunded loan commitments (1)	$581,328	$414,818
Weighted-average cash coupon (2)	+3.82%	+3.68%
Weighted-average all-in yield (2)	+3.89%	+3.73%
Weighted-average maximum maturity (years) (3)	4.1	4.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)
The Company’s floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For
the nine months ended September 30, 2022 and 2021, the activity in the Company’s loan portfolio, was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$3,841,868	$700,149
Loan fundings	3,731,304	1,990,205
Loan repayments	(483,832)	(178,428)
Amortization of deferred fees on loans	2,973	702
Exit and extension fees received on loans	(472)	(727)

Balance at end of period	$7,091,841	$2,511,901

1
5

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 3. Loans Receivable  (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)		December 31, 2021
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,361,146	61%	$2,192,346	57%
Office	692,006	10%	430,084	11%
Hospitality	640,850	9%	223,847	6%
Industrial	501,530	7%	348,071	9%
Retail	423,929	6%	277,044	7%
Self Storage	214,900	3%	236,921	6%
Various	189,315	3%	65,910	2%
Mixed Use	68,165	1%	67,645	2%

Total	$7,091,841	100%	$3,841,868	100%

	September 30, 2022 (Unaudited)		December 31, 2021
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,437,316	48%	$2,270,087	59%
West	1,450,935	20%	637,142	17%
Northeast	1,303,488	18%	646,761	16%
Various	538,562	8%	65,910	2%
Midwest	361,540	6%	221,968	6%

Total	$7,091,841	100%	$3,841,868	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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

1
6

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 3. Loans Receivable  (continued)

The following table allocates the net book value of the Company’s loans receivable, held-for-investment
portfolio based on the Company’s internal risk ratings:

	September 30, 2022 (Unaudited)			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	140	7,091,841	100%	102	3,841,868	100%
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	140	$7,091,841	100%	102	$3,841,868	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of September 30, 2022 and December 31, 2021.
Note
4
. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of September 30, 2022 and December 31, 2021, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
September 30, 2022 (Unaudited)
CMBS, available-for-sale	$187,947	$186,053	$347	$(3,922)	$182,478	8.00%	12.4
December 31, 2021
CMBS, available-for-sale	$44,580	$44,432	$99	$(13)	$44,518	6.58%	15.1
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale
securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
September 30, 2022 (Unaudited)
CMBS, available-for-sale	$130,529	$—	$(3,922)	$—
December 31, 2021
CMBS, available-for-sale	$905	$—	$(13)	$—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
4
. Mortgage Backed Securities  (continued)

As of September 30, 2022 and December 31, 2021, there were twelve securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of September 30, 2022 and December 31, 2021, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2022 (Unaudited)
CMBS, held-to-maturity	$86,850	—	$(876)	$85,974
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862
The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of September 30, 2022 and December 31, 2021, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
September 30, 2022 (Unaudited)
CMBS, held-to-maturity	$86,850	—	$38,289	$7,731	$40,830
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862	—
Note 5. Real Estate
Investment in real estate, net, consisted of the following as of September 30, 2022:

September 30, 2022 (Unaudited)
Building and building improvements	$120,527
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064
In-place lease intangibles	33,091

Total	193,868
Accumulated depreciation and amortization	(1,839)

Real estate, net	$192,029

1
8

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate  (continued)

No
 tangible or
intangible assets or liabilities related to the Company’s real estate investments existed as of December 31, 2021.
The following table details the Company’s future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2022 (remaining)	$1,013
2023	3,814
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,133

Total	$32,197

The components of rental operations, net on the Company’s consolidated statements of operations consisted of the following as of September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$3,569	$—	$3,569	$—
Less: depreciation and amortization	(1,839)	—	(1,839)	—
Less: cost of rental operations (1)	(2,798)	—	(2,798)	—

Rental operations, net	$(1,068)	$—	$(1,068)	$—

(1)	Cost of rental operations includes $1,503 of interest expense related to the mortgage note payable.
No real estate was owned as of December 31, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 5. Real Estate  (continued)

Acquisition
On June 23, 2022, the Company acquired 555 Aviation, a 260,000 square foot creative office building located in El Segundo, California. The property was built in 1966 and was renovated in 2017 to convert the property into a creative office building, including LEED Gold certification, a glass façade and an interior open-air
atrium. The property sits on 13 acres and is located in a growing Los Angeles sub-market
of El Segundo near Los Angeles International Airport. The property is currently 100% leased to three tenants. The following table details the purchase price allocation for the property acquired. As of September 30, 2022, this was the only property held by the Company.

Amount
Building and building improvements	$120,527
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064
In-place lease intangibles	33,091

Net purchase price	$193,868

The weighted average amortization period for the acquired
in-place
lease intangibles for the property acquired during the
nine
 months ended September 30, 2022 was approximately nine years.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022 (Unaudited)
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.20%—2.50% (3)	$218,034	$—	December 18, 2036	$316,319	$316,865
2021-FL2 Notes	+1.22%—3.45% (3)	646,935	—	May 5, 2038	782,749	783,796
2021-FL3 Notes	+1.25%—2.85% (3)	928,483	—	November 4, 2036	1,133,737	1,134,237
2022-FL4 Notes	+1.90%—4.75% (6)	842,662	—	January 31, 2039	1,075,885	1,076,484
2022-FL5 Notes	+2.30%—5.41% (6)	570,112	—	June 17, 2037	689,875	690,536
2022-FL6 Notes	+2.58%—4.23% (6)	566,250	—	August 19, 2037	749,826	750,336

		3,772,476	—		4,748,391	4,752,254
Repurchase Agreements
WF-1 Facility	+2.15%—2.50% (4)	447,654	152,346	August 30, 2023	578,832	579,007
GS-1 Facility	+1.75%—2.75% (5)	156,804	193,196	January 26, 2023	205,063	204,357
BB-1 Facility	+1.55%—1.95% (6)	220,368	479,632	February 22, 2024	280,244	280,742
RBC Facility	+1.20%	58,754	—	N/A	99,048	96,672

		883,580	825,174		1,163,187	1,160,778
Revolving Credit Facility
MM-1 Facility	+2.03% (7)(8)	639,105	360,895	September 20, 2029	872,224	872,396
Barclays Facility	+2.25% (7)	65,000	245,000	August 1, 2025	227,000	228,052

		704,105	605,895		1,099,224	1,100,448
Mortgage Loan
Natixis Loan	+2.15% (7)	124,700	2,000	July 9, 2025	159,832	194,488

Total		$5,484,861	$1,433,069		$7,170,634	$7,207,968

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.00% floor.
2
1

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
6
. Financing Arrangements  (continued)

(8)	The MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was implemented as a result of the facility’s transition from USD LIBOR to Term SOFR.

	As of December 31, 2021
Arrangement (1)	Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	+1.20%—2.50% (3)	$327,665	$—	December 18, 2036	$424,665	$424,877
2021-FL2 Notes	+1.22%—3.45% (3)	646,935	—	May 5, 2038	740,083	741,226
2021-FL3 Notes	+1.25%—2.85% (3)	928,483	—	November 4, 2036	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+2.15%—2.50% (4)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+1.75%—2.75% (5)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.55%—1.95%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.35%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facility
CNB Facility	+2.25% (6)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

(1)	The carrying amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR.
(3)	USD LIBOR is subject to a 0.00% floor.
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the nine months ended September 30, 2022 were $4,231,468 and 3.05%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2021 were $1,346,445 and 1.69%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2022 and December 31, 2021.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement’s respective maturity date. The following table sets forth the Company’s repayment

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 6. Financing Arrangements  (continued)

schedule for secured financings outstanding as of September 30, 2022 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations (1)	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2022	$—	$—	$—	$—	$—
2023	23,898	604,458	—	—	628,356
2024	61,743	220,368	—	—	282,111
2025	—	—	65,000	124,700	189,700
2026	131,393	—	—	—	131,393
Thereafter	3,555,442	58,754	639,105	—	4,253,301

Total	$3,772,476	$883,580	$704,105	$124,700	$5,484,861

(1)
The allocation of repayments under the Company’s collateralized loan obligation is based on the the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.

Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include
2019-FL1,
2021-FL2,
2021-FL3,
2022-FL4,
2022-FL5
and
2022-FL6
or collectively, the CLOs. The following table outlines the number of loans and the principal balance of the collateralized pool of interests for each CLO.

	As of September 30, 2022 (Unaudited)
Collateralized Loan Obligation	Total Loans	Principal Balance
2019-FL1 Notes	15	$316,601
2021-FL2 Notes	28	782,978
2021-FL3 Notes	29	1,134,028
2022-FL4 Notes	23	1,076,167
2022-FL5 Notes	23	690,000
2022-FL6 Notes	24	750,000

Total	142	$4,749,774

2
3

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
6
. Financing Arrangements  (continued)

The Company incurred issuance costs and discount related to the collateralization of the CLO Notes, which are amortized to interest expense over the remaining life of the loans. The following table outlines the issuance costs and discount to be amortized.

As of September 30, 2022 (Unaudited)
Collateralized Loan Obligation	Issuance Costs and Discount to be Amortized
2019-FL1 Notes	$2,488
2021-FL2 Notes	5,085
2021-FL3 Notes	6,120
2022-FL4 Notes	6,683
2022-FL5 Notes	5,088
2022-FL6 Notes	5,185

Total	$30,649

2022 Issued Notes
On August 25, 2022, the Company issued $627,188
of collateralized loan obligation notes, or the CLO6 Transaction, through FS Rialto Sub-REIT, LLC or the
Sub-REIT
and a wholly-owned financing subsidiary of the
Sub-REIT,
FS Rialto
2022-FL6
Issuer, LLC, a Delaware limited liability company, as issuer.
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
WF-1
Repurchase Agreement, and together with the related transaction documents, the
WF-1
Facility, with Wells Fargo, as buyer, to finance the acquisition and origination of commercial real estate whole loans or senior controlling participation interests in such loans. The maximum amount of financing available under the
WF-1
Facility as of September 30, 2022 is $600,000. Each transaction under the
WF-1
Facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. On February 11, 2022, the
WF-1
Repurchase Agreement was amended to temporarily increase the maximum amount of financing available from $350,000 to $650,000 until May 11, 2022. On May 12, 2022, the
WF-1
Repurchase Agreement was amended to extend the temporary increase of $650,000 maximum amount of financing available until September 30, 2022 and to extend the maturity date and availability period, in each case, from August 30, 2022 to August 30, 2023. On September 30, 2022, the
WF-1
Repurchase Agreement was amended to permanently increase the maximum amount of financing available from $350,000 to $600,000.

2
4

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
6
. Financing Arrangements  (continued)

The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of September 30, 2022, $1,384 of deferred financing costs had yet to be amortized to interest expense.
GS-1
Facility
On January 26, 2018, the Company’s indirect wholly-owned, special-purpose financing subsidiary, FS CREIT Finance
GS-1
LLC, or
GS-1,
as seller, entered into an Uncommitted Master Repurchase and Securities Contract Agreement, or, as amended, the
GS-1
Repurchase Agreement, and together with the related transaction documents, the
GS-1
Facility with Goldman Sachs, as buyer, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily or other commercial properties. The maximum amount of financing available under the
GS-1
Facility as of September 30, 2022 is $350,000. Each transaction under the
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
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of September 30, 2022, $188 of deferred financing costs had yet to be amortized to interest expense.
BB-1
Facility
On February 22, 2021, the Company’s indirect wholly owned, special-purpose financing subsidiary, FS CREIT Finance
BB-1
LLC, or
BB-1,
entered into a Master Repurchase Agreement, or the
BB-1
Repurchase Agreement, and together with the related transaction documents, the
BB-1
Facility, as seller, with Barclays Bank PLC, or Barclays, as purchaser, to finance the acquisition and origination of whole, performing senior commercial or multifamily floating-rate mortgage loans secured by first liens on office, retail, industrial, hospitality, multifamily, self-storage and manufactured housing property (or a combination of the foregoing, including associated parking structures). The maximum amount of financing available under the
BB-1
Facility as of September 30, 2022 was $700,000. Each transaction under the
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

2
5

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
6
. Financing Arrangements  (continued)

conditions are met. During the amortization period, certain of the terms of the
BB-1
Facility will be modified, including a requirement to pay down a certain amount of the outstanding purchase price of each asset financed under the
BB-1
Facility.
Th
e Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of September 30, 2022, $1,404 of deferred financing costs had yet to be amortized to interest expense.
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
On July 28, 2022, the CNB Facility was paid down and terminated. As of September 30, 2022, all deferred financing costs had been amortized to interest expense.
MM-1
Facility
On September 20, 2021, FS CREIT Finance
MM-1
LLC, or
MM-1,
an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, or the
MM-1
Loan Agreement, and together with the related transaction documents, the
MM-1
Facility, by and among Finance Holdings,
MM-1,
as borrower and portfolio asset servicer, Massachusetts Mutual Life Insurance Company, or Mass Mutual, and the other lenders from time to time party thereto, or the Lenders, Wells Fargo Bank, N.A., as administrative agent and as collateral custodian, and Mass Mutual, as facility servicer. The maximum committed facility amount under the
MM-1
Facility as of September 30, 2022 is $1,000,000.
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
6

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
6
. Financing Arrangements  (continued)

comm
itment amounts in excess of the Minimum Usage Amount. On February 23, 2022, the
MM-1
Repurchase Agreement was amended
,
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
The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of September 30, 2022, $8,383 of deferred financing costs had yet to be amortized to interest expense.
Barclays Facility
On August 1, 2022, the Company, as borrower, entered into a senior secured revolving credit facility, or the Barclays Facility with Barclays, as administrative agent, and the lenders party thereto.
The Barclays Facility provides for borrowings
, subject to a borrowing base calculation, in an aggregate maximum committed amount of up to $310,000, with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $155,000 of additional commitments.
The Barclays Facility will mature
 on August 1, 2025, subject to options for the Company to request that lenders, at their election, provide up to two one-year
 maturity extensions.
Borrowings under the Barclays Facility bear interest, at the Company’s election, at either a base rate plus a spread of 1.25% per annum or
one-,
three- or
six-month
Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum. In each case, the spread will increase by 0.25% on the 30th day any loan remains outstanding and an additional 0.25% on the 60th day any loan remains outstanding.
The Company will pay a commitment fee of 0.25% per annum on undrawn availability for each day on which over 50% of the maximum committed amount is undrawn and 0.35% per annum on undrawn availability for each day on which 50% or less of the maximum committed amount is undrawn. As of September 30, 2022, $3,269 of deferred financing costs had yet to be amortized to interest expense.
Mortgage Loan
Natixis Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of 555 Aviation (see Note 5). The maximum amount of financing under the facility as of September 30, 2022 is $126,700. The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. As of September 30, 2022, $2,132 of deferred financing costs had yet to be amortized to interest expense.

2
7

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note
7
. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Purs
uant to the third amended and restated advisory agreement dated as of December 15, 2021 or the
New Advisory Agreement
, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company’s Class F or Class Y shares.
F
S Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company’s Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company’s Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common stock other than Class F common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating
dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a
“catch-up”
fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company’s Core Earnings.
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
Under the Class I PCR agreement entered into between the Company, FS Real Estate Advisor and Rialto, or the Adviser Entities, the PCR Agreement, management and performance fees may be payable to the Adviser Entities in the form of Class I PCRs to the extent that distributions paid to stockholders in the applicable fiscal

2
8

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
7
. Related Party Transactions  (continued)

quarter exceed the Company’s Adjusted Core Earnings. “Adjusted Core Earnings” means: the net income (loss) attributable to stockholders, computed in accordance with GAAP, including (A) realized gains (losses) not otherwise included in GAAP net income (loss), (B) stockholder servicing fees, and (C) reimbursements for organization and offering expenses, and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash
items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and
(iv) one-time
events pursuant to changes in GAAP and certain material
non-cash
income or expense items. Thereafter, Class I PCRs may become issuable in the form of Class I shares upon the achievement of the following conditions in any fiscal quarter following the initial issuance of the Class I PCRs, together, the Performance Conditions: (a) Adjusted Core Earnings for the quarter exceed distributions paid to stockholders during such quarter (such difference, the “Excess Distributable Income”) and (b) the annualized distribution yield on the Class I Shares (measured over such quarter) is at least at the yield target determined by management given then-current market conditions, the Yield Target. The initial Yield Target will be a 6.0% annualized yield on the Class I shares.
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
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the nine months ended September 30, 2022 and 2021, $33,237 and $18,309, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company. FS Real Estate Advisor engaged personnel employed by
FS Investments
 to negotiate, structure and provide other special services with respect to an upsize of the MM-1 facility. During the nine months ended September 30, 2022, $2,000, in capital markets fees were paid to affiliates of the Company.

2
9

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
7
. Related Party Transactions  (continued)

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
FS Investments funded the Company’s organization and offering costs in the amount of $19,645 for the period from November 7, 2016 (Inception) to September 30, 2022. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75%
of gross proceeds raised. During the nine months ended September 30, 2022, the Company paid
$9,869 to FS Real Estate Advisor for offering costs previously funded. As of September 30, 2022, $7,114 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the nine months ended September 3
0, 2022 and
2021:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2022	2021	2022	2021
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$6,629	$1,944	$15,825	$4,269
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$3,904	$8	$4,056	$968
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$3,434	$1,260	$8,658	$2,708

FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$—	$—	$2,000	$—
Rialto Capital Management	Sub-Advisory Agreement	Valuation Services Fees (4)	$106	$51	$299	$139

(1)
During the nine months ended September 30, 2022, FS Real Estate Advisor received $2,007 in cash and $11,409 of performance contingent rights were issued as payment for management fees. During the nine months ended September 30, 2021, $1,944, in base management fees were paid to FS Real Estate Advisor. As of September 30, 2022, there were no base management fees payable to FS Real Estate Advisor.

(2)
During the nine months ended September 30, 2022 and 2021, $557 and $1,276, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2022, there were no performance fees payable to FS Real Estate Advisor.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 7. Related Party Transactions  (continued)

(3)
During the nine months ended September 30, 2022 and 2021, $7,978 and $2,448, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

(4)	During the nine months ended September 30, 2022, $193 in valuation fees were paid by the Company to Rialto.
The
 dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to
3.0
%, and upfront dealer manager fees of
0.5
% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed
3.5
% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to
3.5
% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed
to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed
15
% of the gross proceeds in the Company’s public offering.
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

3
1

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
7
. Related Party Transactions  (continued)

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2022 and December 31, 2021, the Company accrued $103,625 and $48,514, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
FS Investment Solutions also serves or served as the placement agent for the Company’s private offerings of Class I, Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.
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

3
2

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
7
. Related Party Transactions  (continued)

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
During the period from September 13, 2017 (Commencement of Operations) to September 30, 2022, the Company received $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $0 in reimbursements for the nine months ended September 30, 2022. As of September 30, 2022, $3,486 of expense recoupment were paid or payable to FS Real Estate Advisor and Rialto and $2,353 of expense reimbursements were no longer eligible for recoupment.
During the nine months ended September 30, 2022, $2,832 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2022, $256 of expense recoupments were payable to FS Real Estate Advisor and Rialto.
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
As of September 30, 2022, the ownership in the Company’s Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $20,873 and $390, respectively.
RIAL
2022-FL8
Transaction
In the second quarter of 2022, the Company purchased $36,000 of mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities are accounted for as available-for-sale.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders’ Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2022 and 2021:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	188,212	30,189,475	113,587	1,605,166	20,603,163	52,699,603
Reinvestment of distributions	22,136	—	31,615	877,669	11,074	52,503	503,185	1,498,182

Redemptions of common stock	(74,770)	—	(33,438)	(2,268,159)	(21,931)	(153,213)	(1,462,991)	(4,014,502)
Transfers in or out	—	—	(1,729)	—	(18,729)	(142,726)	167,368	4,184

Balance as of September 30, 2022	850,244	906,648	1,592,037	51,622,706	726,163	4,238,466	31,177,412	91,113,676

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	4,699	760,752	2,840	40,238	503,433	1,311,962
Reinvestment of distributions	554	—	793	22,106	277	1,820	12,288	37,838
Redemptions of common stock	(1,870)	—	(835)	(57,119)	(549)	(3,840)	(35,731)	(99,944)
Transfers in or out	—	—	(43)	—	(468)	(3,580)	4,091	—
Accrued stockholder servicing fees (1)	—	—	(192)	(58,903)	(32)	(2,431)	—	(61,558)

Balance as of September 30, 2022	$20,822	$22,371	$38,284	$1,197,986	$18,013	$99,043	$763,089	$2,159,608

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	96,414	10,303,946	129,097	953,885	6,081,562	18,408,563
Reinvestment of distributions	23,310	—	29,916	214,826	9,827	36,910	67,801	382,590
Redemptions of common stock	(33,638)	(74,127)	(27,614)	(86,170)	(14,551)	(71,799)	(67,142)	(375,041)
Transfers in or out	(6,392)	—	(3,664)	(1,684)	(50,714)	(85,401)	151,380	3,525

Balance as of September 30, 2021	895,749	906,648	1,340,710	16,209,558	619,957	2,804,634	8,405,129	31,182,385

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 8. Stockholders’ Equity  (continued)

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total

Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	—	20,749	2,419	260,437	3,242	23,996	149,202	460,045
Reinvestment of distributions	585	—	750	5,429	247	929	1,663	9,603
Redemptions of common stock	(843)	(1,827)	(692)	(2,177)	(365)	(1,804)	(1,646)	(9,354)
Transfers in or out	(160)	—	(92)	(43)	(1,274)	(2,145)	3,714	—
Accrued stockholder servicing fees (1)	—	—	(87)	(20,817)	(27)	(1,468)	—	(22,399)

Balance as of September 30, 2021	$21,960	$22,371	$32,269	$377,534	$15,396	$65,662	$206,530	$741,722

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
any class.

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any
12-month
period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the nine months ended September 30, 2022 and 2021, the Company repurchased 4,014,502 and 375,041, respectively, shares of common stock under its share repurchase plan representing a total of $99,944 and $9,354, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2022 or 2021, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2022:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2022	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 25, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 27, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
July 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
September 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350

Total	$1.4490	$1.4490	$1.0557	$1.0557	$1.1592	$1.1592	$1.2150

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Distributions:
Paid or payable in cash	$16,473	$6,505		$40,805	$14,861
Reinvested in shares	15,943	4,448		37,838	9,603

Total distributions	$32,416	$10,953		$78,643	$24,464

Source of distributions:
Cash flows from operating activities	$32,416	$10,953	(1)	$78,643	$24,464
Offering proceeds	—	—		—	—

Total sources of distributions	$32,416	$10,953		$78,643	$24,464

Net cash provided by (used in) operating activities (2)	$47,173	$10,275		$96,098	$27,591

(1)	The distributions for the three months ended September 30, 2021, were fully covered by cash flows from operating activities, including cash flows from prior periods of $678.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
8
. Stockholders’ Equity  (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for October 2022 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
9
. Fair Value of Financial Instruments
The following table presents the Company’s financial assets carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2022 (Unaudited)				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mortgage-backed securities available-for-sale	$182,478	$—	$182,478	$—	$44,518	$—	$44,518	$—
Interest rate cap	$4,275	$—	$4,275	$—	$—	$—	$—	$—
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2022 (Unaudited)			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$173,442	$173,442	$173,442	$85,808	$85,808	$85,808
Loans receivable—held-for-investment (1)	$7,091,841	$7,093,134	$7,096,521	$3,841,868	$3,843,110	$3,844,685
Mortgage-backed securities held-to-maturity	$86,850	$102,050	$85,974	$37,862	$50,300	$37,862
Financial Liabilities
Repurchase agreements (2)	$880,604	$883,580	$883,580	$903,010	$904,968	$904,968
Credit facilities	$695,722	$704,105	$704,105	$196,960	$199,190	$199,190
Collateralized loan obligations (2)	$3,733,940	$3,764,589	$3,764,589	$1,886,382	$1,903,083	$1,903,083
Mortgage note payable (2)	$122,568	$124,700	$124,700	$—	$—	$—

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs.

3
7

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note
9
. Fair Value of Financial Instruments  (continued)

Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations and the collateralized loan obligations are measured using unobservable inputs, or Level 3 inputs.
Note
10
. Variable Interest Entities
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
The following table details the assets and liabilities of the Company’s consolidated CLOs as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Restricted cash	$5,183	$37,364
Loans receivable, held-for-investment	4,748,391	2,298,367
Interest receivable	14,342	5,154
Other assets	565	6,625

Total assets	$4,768,481	$2,347,510

Liabilities
Collateralized loan obligations (net of deferred financing costs of $30,649 and $16,701, respectively)	$3,733,940	$1,886,382
Interest payable	7,019	1,357
Other liabilities	212	205

Total liabilities	$3,741,171	$1,887,944

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs. The liabilities are non-recourse
to the Company and can only be satisfied from the assets of the CLOs.
Non-Consolidated
Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered VIEs. The Company is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly affect the VIEs’ economic performance, nor does it provide guarantees or recourse to the VIEs other than standard representations and warranties and, therefore, does not consolidate the VIEs on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity
or available-for-sale debt securities that are included on the Company’s consolidated balance sheets and are part of the Company’s ongoing

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 10. Variable Interest Entities  (continued)

other-than-
temporary impairment review. The Company’s maximum exposure to loss of the securities are limited to its book value of $269,328
as of September 30, 2022.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company’s derivative instrument as of September 30, 2022. The Company did not hold any interest rate caps as of December 31, 2021.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value (1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$4,275

(1)	Included in Other assets in the Company’s consolidated balance sheets.
The following table details the fair value of the Company’s derivative financial instrument:

Type of Derivative	Realized/ Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
			2022	2021	2022	2021
Interest Rate Cap	Unrealized Loss	(1)	$1,758	$—	$309	$—

(1)	Included in Other income (loss) in the Company’s consolidated statements of operations .

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to September 30, 2022 through the issuance of the unaudited consolidated financial statements.
Morgan Stanley Master Repurchase and Securities Contract
On October 13, 2022, FS CREIT Finance MS-1 LLC, or MS-1, an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase and Securities Contract Agreement, or the MS Repurchase Agreement, and together with the related transaction documents, the MS-1 Facility, as seller, with Morgan Stanley Mortgage Capital Holdings LLC, or the Agent, as administrative agent for the buyers, and Morgan Stanley Bank, N.A., as a buyer, together with such other financial institutions from time to time party thereto as buyers, or the Buyers, to finance the acquisition and origination of (i) whole, performing commercial mortgage loans and senior mortgage notes secured by a first lien on office, retail, industrial, hospitality, multifamily, self-storage or mixed-use property, such property known as Eligible Property, (ii) pari passu participation interests in such performing mortgage loans, and (iii) performing mezzanine loans secured by pledges o
f 100
% of the capital stock of the mortgagor under a related mortgage loan secured by a first lien on Eligible Property, collectively, Eligible Assets.
The MS-1 Facility is uncommitted, so the Buyers have no obligation to enter into any transaction under the MS-1 Facility to finance Eligible Assets. The initial maximum amount of financing available under the MS-1 Facility is
$150,000
. MS-1 may elect to increase the maximum amount of financing available to
$250,000

so long as, subject to other customary conditions, no default or event of default has occurred or is continuing under the
MS-1
Facility.
The initial availability period of the MS-1 Facility (during which financing under the MS-1 Facility may be used for acquisition and origination of new assets) is three years. MS-1 may extend the availability period for a one-year term extension, so long as certain conditions are met.
In connection with the MS Repurchase Agreement, the Company entered into a guaranty, or the MS Guaranty, pursuant to which the Company guarantee
s 25
% of MS-1’s obligations under the MS Repurchase Agreement, subject to limitations specified therein. The MS Guarantee may become full recourse to the Company upon the occurrence of certain events, including willful bad acts by the Company or MS-1.
The MS Repurchase Agreement and MS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount not less tha
n 75
% of the net cash proceeds of any equity issuance by the Company minu
s 75
% of the amounts expended for equity redemptions or repurchases by the Company; (ii) to maintain an EBITDA to interest expense ratio not less tha
n 1.50 to 1.00
; (iii) to maintain a total indebtedness to tangible net worth ratio of less tha
n 3.00 to 1.00
; and (iv) to maintain minimum liquidity not less than the greater of (x)
$15,000 and (y) 5
% of the amount outstanding under the MS-1 Facility.
Each transaction under the MS-1 Facility to finance Eligible Assets will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In addition, any term of the MS-1 Facility or the MS Guaranty may be amended in connection with any transaction.
Amended and Restated Performance-Contingent Right Agreement
On November 10, 2022, the Company’s board of directors approved an amended and restated PCR Agreement to, among other things, amend the calculation of Adjusted Core Earnings and amend the timing in

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements  (continued)
(in thousands, except share and per share amounts)
Note 13. Subsequent Events  (continued)

which Class I PCRs convert into Class I shares. A copy of the amended and restated PCR Agreement is attached hereto as Exhibit 10.7.
Unregistered Sale of Securities
On October 1, 2022,
t
he Company

received $
4,050
relating to the sale and issuance of approximately
166,012
Class I shares to accredited investors at the per share purchase price of $
24.40
pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder (the “Class I Private Placement”).

4
1

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

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock and previously conducted private offerings of our Class F common stock and Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

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

Portfolio Overview

Loan Portfolio Overview

The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loan fundings(1)	$646,718	$971,997	$3,731,304	$1,990,205
Loan repayments(2)	(94,796)	(82,361)	(483,832)	(178,428)

Total net fundings	$551,922	$889,636	$3,247,472	$1,811,777

(1)	Includes new loan originations and additional fundings made under existing loans.
(2)	Excludes payment held by servicer as of December 31, 2021.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021
Number of loans	140	102
Principal balance	$7,093,134	$3,843,110
Net book value	$7,091,841	$3,841,868
Unfunded loan commitments(1)	$581,328	$414,818
Weighted-average cash coupon(2)	+3.82%	+3.68%
Weighted-average all-in yield(2)	+3.89%	+3.73%
Weighted-average maximum maturity (years)(3)	4.1	4.5

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower; however loans may be repaid prior to such date.

The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of September 30, 2022:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,611	$336,733	$336,685	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,024	+4.65%	+4.76%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	12/7/2021	175,000	151,194	151,179	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
4	Senior Loan	6/8/2022	144,160	144,160	144,265	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
5	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
6	Senior Loan	3/31/2022	120,470	81,979	81,963	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
7	Senior Loan	9/9/2021	118,265	118,265	118,251	+3.20%	+3.20%	9/9/2026	Various, NY	Self Storage	70%
8	Senior Loan	6/14/2022	111,100	97,500	97,477	+3.80%	+3.81%	6/9/2027	San Jose, CA	Office	39%
9	Senior Loan	3/10/2022	110,150	90,577	90,551	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
10	Senior Loan	5/26/2022	108,500	97,172	97,180	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	7/15/2022	107,000	85,000	84,976	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
12	Senior Loan	1/13/2022	103,600	93,323	93,298	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
13	Senior Loan	6/30/2022	106,000	100,000	99,986	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
14	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
15	Senior Loan	9/22/2022	103,552	103,552	102,547	+3.66%	+4.98%	9/1/2024	Various	Industrial	74%
16	Senior Loan	6/28/2022	100,000	100,000	99,976	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
17	Mezz Loan	10/1/2021	99,949	99,949	99,330	10.00%	10.25%	4/1/2026	Various	Various	93%
18	Senior Loan	12/30/2021	95,000	95,000	94,984	+4.20%	+4.21%	1/9/2027	San Diego, CA	Hospitality	58%
19	Senior Loan	12/21/2021	93,900	78,197	78,183	+3.80%	+3.81%	1/9/2027	Houston, TX	Multifamily	76%
20	Senior Loan	5/13/2022	93,500	85,278	85,292	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	60%
21	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
22	Senior Loan	8/4/2022	90,000	90,000	89,985	+3.65%	+3.66%	8/9/2027	Santa Barbara, CA	Various	60%
23	Senior Loan	5/13/2022	89,500	76,267	76,279	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	58%
24	Senior Loan	2/4/2022	89,000	89,000	89,292	+3.75%	+3.75%	2/1/2025	Temecula, CA	Multifamily	75%
25	Senior Loan	9/8/2022	87,000	72,123	72,128	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
26	Senior Loan	7/20/2022	85,690	79,375	79,365	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
27	Senior Loan	12/15/2021	85,000	81,800	81,781	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
28	Senior Loan	5/12/2021	85,000	85,000	85,047	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
29	Senior Loan	3/9/2022	84,000	78,493	78,493	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
30	Senior Loan	12/23/2021	83,400	73,140	73,118	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
31	Senior Loan	12/22/2021	81,500	54,000	54,083	+4.75%	+4.93%	1/9/2027	Farmers Branch, TX	Office	62%
32	Senior Loan	2/28/2022	75,000	72,500	72,500	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
33	Senior Loan	9/10/2021	71,201	67,082	67,063	+2.90%	+2.90%	10/9/2026	Richardson, TX	Multifamily	68%
34	Senior Loan	4/26/2022	69,350	63,340	63,311	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
35	Senior Loan	4/26/2021	68,100	66,000	65,986	+3.15%	+3.16%	5/9/2026	North Las Vegas, NV	Multifamily	72%
36	Senior Loan	4/27/2022	67,940	57,720	57,712	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
37	Senior Loan	12/21/2021	65,450	65,450	65,434	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
38	Senior Loan	4/15/2021	64,460	63,331	63,317	+2.80%	+2.80%	5/9/2026	Lawrenceville, GA	Multifamily	75%
39	Senior Loan	5/20/2022	63,001	62,039	62,031	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
40	Senior Loan	4/13/2022	62,650	53,847	53,818	+3.90%	+3.92%	5/9/2027	Houston, TX	Multifamily	78%
41	Senior Loan	7/29/2021	62,500	62,500	62,497	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
42	Senior Loan	7/22/2021	62,100	60,291	60,275	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
43	Senior Loan	8/2/2021	60,130	58,697	58,679	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
44	Senior Loan	2/15/2022	58,750	56,201	56,181	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
45	Senior Loan	5/12/2022	58,165	53,885	53,871	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
46	Senior Loan	1/7/2022	58,000	53,275	53,345	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
47	Senior Loan	8/13/2021	57,500	52,269	52,252	+3.10%	+3.19%	9/9/2026	Various, FL	Industrial	68%
48	Senior Loan	7/7/2022	57,250	54,850	54,847	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
49	Senior Loan	6/23/2022	57,000	48,541	48,530	+4.75%	+4.85%	7/9/2027	Seattle, WA	Multifamily	68%
50	Senior Loan	6/18/2021	56,000	56,000	55,994	+3.50%	+3.51%	7/9/2026	Chicago, IL	Multifamily	77%
51	Senior Loan	11/5/2021	55,960	49,523	49,516	+3.10%	+3.11%	11/9/2026	Houston, TX	Industrial	74%
52	Senior Loan	8/17/2022	55,600	53,017	52,999	+3.85%	+3.95%	9/9/2027	Austin, TX	Multifamily	62%
53	Senior Loan	2/17/2022	55,400	46,497	46,505	+4.10%	+4.12%	3/9/2027	Indianapolis, IN	Multifamily	80%
54	Senior Loan	3/7/2022	53,885	46,879	46,892	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
55	Senior Loan	8/9/2021	53,160	51,478	51,461	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
56	Senior Loan	11/10/2021	52,969	45,450	45,473	+3.75%	+4.10%	11/9/2026	Fayetteville, AR	Multifamily	70%
57	Senior Loan	6/16/2022	52,280	44,280	44,270	+3.80%	+3.81%	7/9/2027	Jacksonville, FL	Multifamily	71%
58	Senior Loan	3/12/2021	52,250	32,466	32,452	+5.75%	+5.76%	3/9/2026	San Francisco, CA	Office	65%
59	Senior Loan	7/7/2021	52,200	45,939	45,924	+3.00%	+3.00%	7/9/2026	Austin, FL	Multifamily	74%
60	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
61	Senior Loan	2/18/2022	$49,240	$33,480	$33,459	+3.90%	+3.92%	3/9/2027	Atlanta, GA	Office	60%
62	Senior Loan	4/26/2022	49,125	44,925	44,921	+4.05%	+4.15%	5/9/2027	Decatur, GA	Multifamily	72%
63	Senior Loan	12/15/2021	49,000	49,000	48,981	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
64	Senior Loan	6/23/2021	48,944	45,662	45,647	+2.80%	+2.81%	7/9/2026	Roswell, GA	Multifamily	75%
65	Senior Loan	11/1/2021	48,906	45,317	45,299	+3.70%	+3.71%	11/9/2026	Fort Lauderdale, FL	Office	67%
66	Senior Loan	11/23/2021	47,600	39,919	39,908	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
67	Senior Loan	7/29/2021	47,500	47,500	47,498	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
68	Senior Loan	8/3/2021	46,500	46,500	46,491	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
69	Senior Loan	4/6/2022	46,500	44,000	43,978	+3.50%	+3.52%	4/9/2027	Atlanta, GA	Multifamily	79%
70	Senior Loan	12/17/2021	46,100	36,500	36,511	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%
71	Senior Loan	8/25/2022	45,000	45,000	45,007	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
72	Senior Loan	1/28/2022	43,650	34,045	34,067	+4.00%	+4.14%	2/9/2027	Milwaukee, WI	Office	59%
73	Senior Loan	7/28/2021	43,350	42,076	42,059	+3.00%	+3.01%	8/9/2026	Sandy Springs, GA	Multifamily	77%
74	Senior Loan	8/19/2021	43,000	43,000	42,983	+3.10%	+3.11%	9/9/2026	Omaha, NE	Multifamily	75%
75	Senior Loan	8/9/2021	42,660	38,344	38,334	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
76	Senior Loan	11/1/2021	42,300	40,323	40,304	+3.50%	+3.52%	11/9/2026	Doraville, GA	Multifamily	82%
77	Senior Loan	3/14/2022	42,000	40,200	40,225	+3.50%	+3.51%	4/9/2027	Dallas, TX	Multifamily	76%
78	Senior Loan	8/25/2021	41,395	40,404	40,387	+3.15%	+3.16%	9/9/2026	Cypress, TX	Multifamily	69%
79	Senior Loan	7/21/2021	41,300	39,241	39,232	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
80	Senior Loan	10/28/2021	40,200	37,106	37,087	+3.00%	+3.02%	11/9/2026	Dallas, TX	Multifamily	74%
81	Senior Loan	4/27/2021	39,050	35,177	35,168	+3.15%	+3.16%	5/9/2026	Jamaica, NY	Industrial	61%
82	Senior Loan	8/31/2021	38,700	35,781	35,764	+3.10%	+3.12%	9/9/2026	Colorado Springs, CO	Multifamily	68%
83	Senior Loan	6/24/2021	38,600	36,795	36,780	+3.75%	+3.76%	7/9/2026	Austin, TX	Multifamily	76%
84	Senior Loan	8/3/2021	38,500	38,500	38,491	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
85	Senior Loan	11/30/2021	38,310	34,509	34,581	+4.45%	+4.45%	12/9/2026	Memphis, TN	Office	70%
86	Senior Loan	4/9/2019	38,000	38,000	37,998	+3.75%	+3.75%	4/9/2024	New York City, NY	Mixed Use	75%
87	Senior Loan	11/4/2021	37,300	35,920	35,920	+3.35%	+3.85%	11/1/2024	Boca Raton, FL	Multifamily	81%
88	Senior Loan	4/29/2022	37,136	34,262	34,261	+3.75%	+3.76%	5/9/2027	Euless, TX	Multifamily	80%
89	Senior Loan	11/5/2021	36,325	33,860	33,840	+3.10%	+3.12%	11/9/2026	Mesquite, TX	Multifamily	73%
90	Senior Loan	12/21/2021	36,000	36,000	35,981	+3.45%	+3.47%	1/9/2027	Hackensack, NJ	Multifamily	68%
91	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
92	Senior Loan	3/29/2021	35,880	34,247	34,233	+3.60%	+3.60%	4/9/2026	Arlington, TX	Multifamily	80%
93	Senior Loan	5/28/2021	35,785	31,085	31,070	+5.00%	+5.02%	6/9/2026	Austin, TX	Office	57%
94	Senior Loan	2/27/2020	35,641	33,521	33,523	+3.15%	+3.15%	3/9/2025	Various, SC	Industrial	72%
95	Senior Loan	6/22/2021	34,500	31,617	31,608	+3.60%	+3.61%	7/9/2026	Tallahassee, FL	Multifamily	74%
96	Senior Loan	9/30/2022	40,000	34,500	34,475	+5.00%	+5.28%	10/9/2027	New Orleans, LA	Hospitality	64%
97	Senior Loan	12/3/2021	34,327	34,327	34,319	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
98	Senior Loan	12/16/2021	33,000	30,950	30,931	+3.55%	+3.57%	1/9/2027	Fort Worth, TX	Multifamily	72%
99	Senior Loan	11/23/2021	32,000	26,977	26,966	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
100	Senior Loan	3/11/2021	32,000	30,000	29,992	+4.50%	+4.51%	3/9/2026	Colleyville, TX	Retail	58%
101	Senior Loan	4/27/2022	31,800	22,925	22,912	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
102	Senior Loan	1/28/2022	31,229	31,229	31,241	+3.70%	+3.71%	9/9/2026	Dallas, TX	Multifamily	82%
103	Senior Loan	12/29/2020	31,128	28,283	28,465	+3.75%	+3.93%	1/9/2026	Brooklyn, NY	Multifamily	60%
104	Senior Loan	5/4/2021	30,000	19,777	19,771	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
105	Senior Loan	6/28/2019	28,500	28,500	28,711	+5.35%	+5.48%	7/9/2024	Davis, CA	Hospitality	72%
106	Senior Loan	12/18/2020	28,440	24,738	24,736	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
107	Senior Loan	12/15/2021	28,400	26,854	26,842	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%
108	Senior Loan	11/18/2021	27,387	27,387	27,376	+3.60%	+3.61%	12/9/2026	Brooklyn, NY	Self Storage	70%
109	Senior Loan	1/20/2021	25,250	22,586	22,576	+4.75%	+4.75%	2/9/2026	Laguna Hills, CA	Office	63%
110	Senior Loan	3/31/2021	25,250	25,250	25,239	+3.20%	+3.21%	4/9/2026	Tempe, AZ	Multifamily	77%
111	Senior Loan	6/25/2021	25,000	24,293	24,284	+3.05%	+3.06%	7/9/2026	Austin, TX	Multifamily	68%
112	Senior Loan	1/28/2022	24,489	24,489	24,497	+3.70%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
113	Senior Loan	7/18/2018	22,650	22,650	22,639	+5.25%	+5.35%	8/9/2023	Gaithersburg, MD	Hospitality	80%
114	Senior Loan	12/10/2020	22,300	17,420	17,410	+5.25%	+5.25%	1/9/2026	Fox Hills, CA	Office	55%
115	Senior Loan	1/28/2022	22,149	22,149	22,155	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
116	Senior Loan	8/26/2021	21,805	20,725	20,708	+3.10%	+3.13%	9/9/2026	Seattle, WA	Multifamily	69%
117	Senior Loan	7/13/2021	21,350	21,350	21,334	+3.40%	+3.42%	8/9/2026	Grand Prairie, TX	Multifamily	72%
118	Senior Loan	7/20/2021	21,136	18,372	18,377	+3.25%	+3.36%	8/9/2026	Las Vegas, NV	Multifamily	72%
119	Senior Loan	8/6/2021	20,000	20,000	20,022	+3.10%	+3.24%	8/9/2026	Sandy Springs, GA	Multifamily	74%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
120	Senior Loan	5/10/2021	$19,200	$17,892	$17,878	+3.50%	+3.53%	5/9/2026	University City, PA	Multifamily	70%
121	Senior Loan	12/3/2021	18,828	18,828	18,821	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
122	Senior Loan	2/26/2021	18,590	17,495	17,487	+3.25%	+3.26%	3/9/2026	Newark, NJ	Industrial	57%
123	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
124	Senior Loan	2/19/2020	18,000	14,400	14,405	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
125	Senior Loan	6/16/2021	17,500	16,615	16,606	+3.25%	+3.27%	7/9/2026	Everett, WA	Multifamily	69%
126	Senior Loan	10/22/2019	17,500	15,675	15,762	+4.50%	+4.66%	11/9/2024	Oakland, CA	Mixed Use	70%
127	Senior Loan	9/23/2021	16,300	14,875	14,904	+4.25%	+4.55%	9/9/2026	Various, NJ	Multifamily	77%
128	Senior Loan	1/28/2021	16,100	16,100	16,133	+4.50%	+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
129	Mezz Loan	6/8/2022	15,840	15,840	15,852	7.50%	7.75%	6/9/2027	New York, NY	Multifamily	81%
130	Senior Loan	6/16/2021	15,406	14,924	14,914	+3.25%	+3.27%	7/9/2026	Everett, WA	Multifamily	71%
131	Mezz Loan	2/14/2020	15,000	15,000	15,000	7.50%	7.50%	12/5/2026	Queens, NY	Multifamily	75%
132	Senior Loan	3/25/2021	13,405	12,411	12,420	+3.25%	+3.35%	4/9/2026	Lithonia, GA	Multifamily	67%
133	Senior Loan	3/19/2021	12,718	12,718	12,742	+3.95%	+4.13%	4/9/2026	Brooklyn, NY	Multifamily	85%
134	Senior Loan	1/28/2022	12,092	12,092	12,092	+3.70%	+3.82%	9/9/2026	Duncanville, TX	Multifamily	83%
135	Senior Loan	3/7/2018	12,050	12,050	12,079	+5.00%	+5.15%	3/7/2023	Las Vegas, NV	Hospitality	71%
136	Senior Loan	6/11/2018	8,000	8,000	8,040	+4.50%	+4.61%	3/9/2024	Miami, FL	Retail	68%
137	Senior Loan	2/17/2021	7,000	7,000	7,014	+3.85%	+4.04%	3/9/2026	Brooklyn, NY	Multifamily	81%
138	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.35%	6/9/2023	Miami, FL	Retail	61%
139	Mezz Loan	5/12/2022	5,785	5,785	5,785	10.50%	10.50%	5/9/2027	Denver, CO	Multifamily	86%
140	Mezz Loan	4/6/2022	5,114	5,114	5,114	11.00%	11.00%	4/9/2027	Atlanta, GA	Multifamily	88%

Total/Weighted Average			$7,674,462	$7,093,134	$7,091,841	+3.82%	+3.89%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
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

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$111,575	$23,676	$226,436	$51,431
Less: Interest expense	(59,107)	(7,929)	(104,506)	(15,739)

Net interest income	52,468	15,747	121,930	35,692

Other expenses
Management and performance fees	10,533	1,956	19,881	5,237
General and administrative expenses	6,033	2,713	15,359	5,512
Less: Expense limitation	—	—	—	(56)
Add: Expense recoupment to sponsor	256	8	3,026	398

Net other expenses	16,822	4,677	38,266	11,091

Other income (loss)
Income (loss) from rental operations, net	(1,068)	—	(1,068)	—
Net change in unrealized gain on interest rate cap	1,758	—	309	—

Total other income (loss)	690	—	(759)	—

Net income	36,336	11,070	82,905	24,601
Preferred stock dividends	(3)	(3)	(11)	(11)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$36,333	$11,067	$82,894	$24,590

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

FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended September 30, 2022. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.

During the period from September 13, 2017 (Commencement of Operations) to September 30, 2022, we received $5,839 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $0 in reimbursements for the nine months ended September 30, 2022. As of September 30, 2022, $3,486 of expense recoupments were paid or payable to FS Real Estate Advisor and Rialto and $2,353 of expense reimbursements were no longer eligible for recoupment.

During the nine months ended September 30, 2022, $2,832 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2022, $256 of expense recoupments were payable to FS Real Estate Advisor and Rialto.

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

Our FFO and MFFO are calculated for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (GAAP)	$36,336	$11,070	$82,905	$24,601
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,839	—	1,839	—

Funds from operations	$38,175	$11,070	$84,744	$24,601

Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(198)	(138)	(497)	(409)
Straight-line rental income	(342)	—	(342)	—
Net change in unrealized (gain) on interest rate cap	(1,758)	—	(309)	—

Modified funds from operations	$35,877	$10,932	$83,596	$24,192

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

•

Liabilities include repurchase agreements payable, credit facility payable, collateralized loan obligations, fees payable to FS Real Estate Advisor and the dealer manager, accounts payable, accrued operating expenses, any portfolio-level credit facilities, and other liabilities. All liabilities are valued at amounts payable, net of unamortized premium or discount, and net of unamortized debt issuance costs. Liabilities related to stockholder servicing fees allocable to Class T, Class S, Class D and Class M shares are only included in the NAV calculation for those classes. Liabilities related to the base management fee is a class-specific expense for Class T, Class S, Class D, Class M and Class I shares, and the performance fee is a class-specific expense for Class T, Class S, Class D, Class M, Class I and Class Y shares. Class I PCRs will not be treated as a liability unless and until Class I shares are issuable pursuant to the Advisory Agreement and Amended and Restated PCR Agreement.

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

The following table provides a breakdown of the major components of our total NAV as of September 30, 2022:

Components of NAV	September 30, 2022
Cash and cash equivalents	$147,321
Restricted cash	26,121
Loans receivable	7,091,841
Mortgage-backed securities held-to-maturity	86,850
Mortgage-backed securities available-for-sale, at fair value	182,478
Interest receivable	22,441
Deferred financing costs	3,269
Investment in real estate	162,291
Receivable for investment sold and repaid	611
Other assets	41,106
Repurchase agreements payable, net of deferred financing costs	(880,604)
Credit facility payable	(695,722)
Collateralized loan obligations, net of deferred financing costs	(3,733,940)
Mortgage note, net of deferred financing costs	(122,568)
Accrued servicing fees(1)	(962)
Other liabilities	(62,783)

Net asset value	$2,267,750

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2022:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$21,282	$22,076	$39,714	$1,299,692	$18,139	$106,171	$760,676	$2,267,750
Number of outstanding shares	850,244	906,648	1,592,037	51,622,706	726,163	4,238,466	31,177,412	91,113,676

NAV per share as of September 30, 2022	$25.0306	$24.3495	$24.9453	$25.1765	$24.9789	$25.0493	$24.3983

Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The weighted average discount rate and exit capitalization rate assumptions used in the September 30, 2022 investment in real estate valuation were 9.5% and 5.5%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.6%
(weighted average)	0.25% increase	-3.6%
Exit Capitalization Rate	0.25% decrease	+9.3%
(weighted average)	0.25% increase	-8.5%

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of September 30, 2022:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2022
Total stockholders’ equity under GAAP	$2,163,769
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	2,163,644
Adjustments:
Accrued stockholder servicing fees	102,664
Unrealized real estate appreciation	619
Accumulated depreciation and amortization	1,474
Straight line rent receivable	(342)
Net change in unrealized (gain) loss on interest rate cap	(309)

Net asset value	$2,267,750

The following details the adjustments to reconcile stockholders’ equity to our NAV:

•

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

•

Our investment in real estate is presented at its depreciated cost basis in our GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investment in real estate is not included in our GAAP results. For purposes of calculating our NAV, our investment in real estate is recorded at fair value.

•

We depreciate our investment in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Limits on the Calculation of Our Per Share NAV

Although our primary goal in establishing our valuation guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments, the methodologies used are based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, our published per share NAV may not fully reflect certain extraordinary events because we may not be able to immediately quantify the financial impact of such events on our portfolio. FS Real Estate Advisor monitors our portfolio between valuations to determine whether there have been any extraordinary events that may have materially changed the estimated market value of the portfolio, such as significant market events or disruptions or force majeure events. If required by applicable securities law, we will promptly disclose the occurrence of such event in a prospectus supplement and FS Real Estate Advisor will analyze the impact of such extraordinary event on our portfolio and determine, in coordination with third-party valuation services, the appropriate adjustment to be made to our NAV. We will not, however, retroactively adjust NAV. To the extent that the extraordinary events may result in a material change in value of a specific investment, FS Real Estate Advisor will order a new valuation of the investment, which will be prepared by a third-party valuation service. It is not known whether any resulting disparity will benefit stockholders whose shares are or are not being repurchased or purchasers of our common stock. In calculating the number of shares outstanding used in calculating our NAV, we include the number of estimated Class I shares, if any, issuable to the adviser and the sub-adviser pursuant to the PCR Agreement based on the achievement of the Performance Conditions (as defined in the PCR Agreement), which estimate we will true up following the issuance of such Class I shares pursuant to the PCR Agreement.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $147,321 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2022, we had $1,433,069 in borrowings available under our financing arrangements, subject to certain limitations. As of September 30, 2022, we had unfunded loan commitments of $581,328. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We will obtain the funds required to purchase or originate investments and conduct our operations from the net proceeds of our public offering, the private placement of our Class I shares and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders, and from any undistributed funds from operations. Our principal demands for funds will be for asset acquisitions/originations, the payment of operating expenses and distributions, the payment of interest on any outstanding indebtedness and repurchases of our common stock pursuant to our share repurchase plan. Generally, cash needs for items other than asset acquisitions/originations will be met from operations, and cash needs for asset acquisitions/originations will be funded by public offerings of our shares and debt financings. However, there may be a delay between the sale of our shares and our purchase/originations of assets, which could result in a delay in the benefits to our stockholders of returns generated from our investment operations. Our leverage may not exceed 300% of our total net assets (as defined in our charter) as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount.

As of September 30, 2022, our ratio of leverage to total net assets was 247%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.

If we are unable to continue to raise substantial funds in our public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders or proceeds from the sale of assets or collection of loans receivable.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our organization and offering costs in the amount of $19,645 for the period from November 7, 2016 (Inception) to September 30, 2022. Through September 30, 2022, we reimbursed $12,288 to FS Real Estate Advisor for organization and offering expenses previously funded. As of September 30, 2022, $7,114 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 11, 2022, our board of directors approved the renewal of the advisory agreement effective as of August 18, 2022 for an additional one-year term expiring August 18, 2023. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30, 2022
	2022	2021
Cash flows from operating activities	$96,098	$27,591
Cash flows used in investing activities	(3,624,819)	(1,831,904)
Cash flows from financing activities	3,616,355	1,891,753

Net increase (decrease) in cash and cash equivalents and restricted cash	$87,634	$87,440

Cash flows provided by operating activities increased $68,507 during the nine months ended September 30, 2022 compared to the corresponding period in 2021 due to $58,304 increase to net income, $11,409 increase to performance contingent rights and $10,273 increase to interest payable.

Cash flows used in investing activities increased $1,792,915 during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to the net increase of $1,741,099 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $320,093. Purchases of mortgage-backed securities available-for-sale increased $114,022, and purchases of mortgage-backed securities held-to-maturity increased $48,536. During the nine months ended September 30, 2022, we also acquired real estate and related intangibles for $193,868.

Cash flows provided by financing activities increased $1,724,602 during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to a net increase in borrowings of $1,000,175 and the increase in issuance of common stock of $851,917. In addition, there was an increase in the redemptions of common stock of $67,230.

We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings ($ in thousands):

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
September 30, 2022	$1,692,516	$1,528,931	$2,010,977
June 30, 2022	$1,318,687	$1,805,768	$2,010,977
March 31, 2022	$1,259,845	$808,973	$1,652,151
December 31, 2021	$746,986	$1,072,641	$1,112,861
September 30, 2021	$613,835	$922,152	$922,152

Portfolio Update

As of September 30, 2022, our portfolio continues to perform, generating consistent current income with low volatility; further, we had not recorded any impairments in our loan portfolio. In addition, 100% of our loan portfolio was current as of September 30, 2022.

Our portfolio remains well diversified by geography and property type, with multifamily and industrial representing 68% of the portfolio compared to 15% for hospitality and retail as of September 30, 2022. The pipeline for new deal activity remains strong, backed by a diverse mix of property types.

Broadly, our lending strategy focused on originating short-term (2–3 years), floating-rate, senior loans has helped preserve investor capital while providing a natural turnover of the portfolio. The short-term nature of our typical loans allows us to regularly adjust the portfolio to current market conditions. As of September 30, 2022, approximately 97% of our portfolio consisted of investments sourced after July 2020.

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

Related Party Transactions

Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager

Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee based on our performance. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Further, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by Rialto or FS Real Estate Advisor. FS Real Estate Advisor has also received compensation for the structuring and negotiation of certain financing arrangements. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of FS Investments related thereto. FS Real Estate Advisor previously agreed to advance all of our organization and offering expenses until we raised $250,000 of gross proceeds from our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we had achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time.

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

FS Investment Solutions also serves or served as the placement agent for our private offerings of Class I, Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 97% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the FS Rialto 2019-FL1 Notes, 2021-FL2 Notes, 2021-FL3 Notes, 2022-FL4 Notes, 2022-FL5 Notes, 2022-FL6 Notes, WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the Barclays Revolving Credit Facility, the Natixis loan, and the MM-1 Facility, borrowings are at a floating-rate based on LIBOR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2022:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(35,772)	$(26,450)	$(9,322)	(4.2)%
Down 25 basis points(1)	$(17,900)	$(13,225)	$(4,675)	(2.1)%
No change	—	—	—	—
Up 25 basis points	$17,958	$13,225	$4,733	2.1%
Up 50 basis points	$35,916	$26,450	$9,466	4.3%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2021 as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

On July 1, 2022, we received $2,000 relating to the sale and issuance of approximately 81,907 Class I shares to accredited investors at the per share purchase price of $24.4179 pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder (the “Class I Private Placement”).

On August 1, 2022, we received $3,577 relating to the sale and issuance of approximately 146,610 Class I shares to accredited investors at the per share purchase price of $24.4031 pursuant to the Class I Private Placement.

On September 1, 2022, we received $2,000 relating to the sale and issuance of approximately 81,982 Class I shares to accredited investors at the per share purchase price of $24.3957 pursuant to the Class I Private Placement.

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

During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1—July 31, 2022	436,792	$24.80	436,792	—
August 1—August 31, 2022	337,669	$24.74	337,669	—
September 1—September 30, 2022	961,143	$24.95	961,143	—

Total	1,735,604		1,735,604	—

(1)	Repurchases are limited as described above.

Item 3. Defaults	upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Amended and Restated Performance-Contingent Right Agreement

On November 10, 2022, the Company’s board of directors approved an amended and restated PCR Agreement to, among other things, amend the calculation of Adjusted Core Earnings and amend the timing in which Class I PCRs convert into Class I shares. A copy of the amended and restated PCR Agreement is attached hereto as Exhibit 10.7.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.1	Credit Agreement, dated as of August 1, 2022 by and among FS CREIT, Barclays, as the administrative agent, certain subsidiaries of FS CREIT, as guarantors, the lenders from time to time party thereto, Barclays and City National Bank as lead arrangers and bookrunners, City National Bank as syndication agent, and M&T Bank and Wells Fargo Bank, National Association as co-documentation agents (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 9, 2022).

10.2	Indenture dated as of August 25, 2022, by and among FS Rialto 2022-FL6 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2022).

10.3	Amendment No. 10 to Master Repurchase and Securities Contract dated as of September 30, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 5, 2022).

10.4	Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 between FS CREIT Finance MS-1 LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022)

10.5	Guaranty dated as of October 13, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor or Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022)

10.6	Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.7*	Amended and Restated Performance-Contingent Right Agreement

99.1	Policy with Respect to Repurchase of Adviser and Sub-Adviser Class I Shares (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

63