Form 10-K
period 2022-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2023-03-31
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes  ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to U.S.C.
240.10D-1(b).  ☐
No established market exists for the registrant’s shares of common stock.
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of March
23
, 2023, there were 853,614 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,603,717 outstanding shares of Class T common stock, 58,507,989 outstanding shares of Class S common stock, 750,475 outstanding shares of Class D common stock, 4,771,799 outstanding shares of Class M common stock and 39,156,725 outstanding shares of Class I common stock.

Auditor Name: Ernst & Young LLP	Auditor Location: Philadelphia, PA	Auditor Firm ID: 42
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form
10-K
incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2022

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

Summary

FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or SEC, consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock, and previously conducted private offerings of our Class F common stock and our Class Y common stock. We are managed by FS Real Estate Advisor, LLC, or FS Real Estate Advisor, a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, or Rialto, to act as its sub-adviser.

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

Subject to our board of directors’ oversight, we rely on FS Real Estate Advisor to manage our day-to-day activities and to implement our investment strategy. FS Real Estate Advisor performs its duties and responsibilities under an advisory agreement with us as a fiduciary of ours and our stockholders. The term of the advisory agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one- year periods.

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

FS Investments is headquartered in Philadelphia, Pennsylvania with offices in Orlando, Florida, New York, New York and Leawood, KS. The firm had approximately $35.1 billion in assets under management as of December 31, 2022.

About Rialto

FS Real Estate Advisor has engaged Rialto to act as the sub-adviser. Rialto assists FS Real Estate Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Real Estate Advisor according to guidelines set by FS Real Estate Advisor. Rialto also oversees the management of our investment portfolio.

Founded in 2007, Rialto, which together with Rialto Capital Group Holdings, Inc. and its subsidiaries, is an integrated investment and asset management and operating business with approximately 279 professionals operating from 12 locations across the United States and Europe as of December 31, 2022. The professional team includes specialists in acquisitions, underwriting, real estate asset management, property management, leasing and development services, loan asset management and workouts, loan origination, finance, reporting, legal and special servicing. Rialto was previously 100% owned by Lennar Corporation (NYSE: LEN and LEN.B). On November 30, 2018, Rialto was acquired by funds managed by Stone Point Capital, LLC, or Stone Point, a financial services-focused private equity firm based in Greenwich, Connecticut, in partnership with Rialto’s management team.

From 2009 through September 30, 2022, Rialto has participated in approximately $15.9 billion of equity investments. Out of this total amount of investments, approximately $13.0 billion related to debt investments. More specifically, during this time period, Rialto, on behalf of its clients or directly on its balance sheet, invested in real estate loans at various levels of the capital structure (such as senior, senior subordinate or mezzanine) with a total original principal balance of over $9.6 billion and in pools of commercial mortgage loans (commercial mortgage backed securities, or CMBS) with an aggregate unpaid principal balance of over $17.8 billion.

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

Our focus on debt investments emphasizes the payment of current returns to stockholders and the preservation of invested capital, as well as capital appreciation. We directly structure, underwrite and originate certain of our debt investments in connection with acquisitions, refinancings, and recapitalizations, as this provides us with the best opportunity to control our borrower and partner relationships and optimize the terms of our investments.

Because most real estate markets are cyclical in nature, we believe that a broadly diversified investment strategy allows us to more effectively deploy capital into assets where the underlying investment fundamentals are relatively strong and away from those sectors where such fundamentals are relatively weak. We seek to create and maintain a portfolio of investments that generates a low volatility income stream of attractive and consistent cash distributions by investing across geographic regions in the United States and across property types, including office, lodging, residential, retail, industrial, and health care sectors.

We seek to capitalize on Rialto’s experience, national footprint and origination platform to deploy significant amounts of capital in investments with attractive risk-return profiles. Rialto is able to use its integrated platform and deep underwriting team to provide in-house evaluations of a wide variety of loans and markets. We believe Rialto’s ability to pivot throughout real estate cycles, taking advantage of opportunities with the potential to generate attractive risk-adjusted returns across the capital structure, is a competitive advantage for us in executing upon our investment objectives.

We target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. All investment decisions are made with a view to maintaining our qualification as a REIT, and our exemption from registration under the 1940 Act.

As market conditions evolve over time, we expect to adjust our investment strategy to adapt to such changes as appropriate. We believe there are significant opportunities among our target assets that currently present attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we acquire, our ability to aggressively manage our target assets and the flexibility of our strategy positions us to generate attractive long-term returns for our stockholders in a variety of market conditions. Our ability to execute our investment strategy is enhanced through our access to our sponsor’s and our adviser’s direct origination capabilities, as opposed to a strategy that relies solely on buying assets in the open market from third-party originators.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Number of loans	142	102
Principal balance	$7,350,271	$3,843,110
Net book value	$7,350,315	$3,841,868
Unfunded loan commitments(1)	$574,510	$414,818
Weighted-average cash coupon(2)	+3.83%	+3.68%
Weighted-average all-in yield(2)	+3.90%	+3.73%
Weighted-average maximum maturity (years)(3)	4.0	4.5

(1)	We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)

Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers, however loans may be repaid prior to such date.

The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,439,830	61%	$2,192,346	57%
Hospitality	792,305	11%	223,847	6%
Office	755,797	10%	430,084	11%
Retail	424,374	6%	277,044	7%
Industrial	369,551	5%	348,071	9%
Self Storage	317,861	4%	236,921	6%
Various	156,031	2%	65,910	2%
Mixed Use	94,566	1%	67,645	2%

Total	$7,350,315	100%	$3,841,868	100%

	December 31, 2022		December 31, 2021
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,719,093	51%	$2,270,087	59%
West	1,487,391	20%	637,142	17%
Northeast	1,326,408	18%	646,761	16%
Various	507,105	7%	65,910	2%
Midwest	310,318	4%	221,968	6%

Total	$7,350,315	100%	$3,841,868	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.

For additional information regarding our loan portfolio as of December 31, 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.

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

As of December 31, 2022, we have issued 1,771,119 shares of Class T common stock, 60,244,931 shares of Class S common stock, 934,397 shares of Class D common stock, 5,780,371 shares of Class M common stock and 38,149,705 shares of Class I common stock in our public offering and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $2,676,270.

The termination date of our public offering will be March 2, 2024, unless extended in accordance with the SEC’s rules. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.

We also previously conducted private offerings of shares of our Class F common stock and Class Y common stock to certain accredited investors. As of December 31, 2022, we have issued 2,647,932 of our Class F common stock and 1,036,672 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $91,239.

Financing Strategy

In addition to raising capital through our offerings, we use prudent levels of leverage to provide additional funds to support our investment activities. We may incur debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. Our focus is on increasing our use of matched-term, non-market-to-market financing structures, including collateralized loan obligations and other non-repurchase facilities.

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

Below is a summary of our outstanding financing arrangements as of December 31, 2022:

	As of December 31, 2022
Arrangement(1)	Weighted Average Interest Rate(2)		Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.55	%(3)	$196,785	$—	December 18, 2036	$294,751	$295,040
2021-FL2 Notes	+1.53	%(3)	646,935	—	May 5, 2038	782,767	783,381
2021-FL3 Notes	+1.51	%(3)	928,483	—	November 4, 2036	1,133,769	1,135,195
2022-FL4 Notes	+2.21	%(6)	837,662	—	January 31, 2039	1,081,159	1,080,953
2022-FL5 Notes	+3.05	%(6)	570,112	—	June 17, 2037	689,885	689,246
2022-FL6 Notes	+2.96	%(6)	566,250	—	August 19, 2037	749,837	749,502
2022-FL7 Notes	+3.35	%(6)	637,592	—	October 17, 2039	814,611	814,542

			4,383,819	—		5,546,779	5,547,859
Repurchase Agreements
WF-1 Facility	+2.04	%(4)	375,381	224,619	August 30, 2023	481,146	480,371
GS-1 Facility	+2.40	%(5)	34,519	315,481	January 26, 2023	48,276	47,846
RBC Facility	+1.39%		55,934	—	N/A	85,707	79,274
BB-1 Facility	+2.14	%(6)	186,139	513,861	February 22, 2024	236,783	236,462
MS-1 Facility	+2.86	%(7)	108,263	41,737	October 13, 2025	141,312	140,787
NTX-1 Facility	(4)		—	187,500	November 10, 2024	—	—

			760,236	1,283,198		993,224	984,740
Revolving Credit Facilities
MM-1 Facility	+2.14	%(7)(8)	310,982	689,018	September 20, 2029	439,431	439,051
Barclays Facility	(9)		—	310,000	August 1, 2025	—	—

			310,982	999,018		439,431	439,051
Mortgage Loan
Natixis Loan	+2.15	%(7)	124,700	2,000	July 9, 2025	158,963	192,039

Total			$5,579,737	$2,284,216		$7,138,397	$7,163,689

(1)	The amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.00% floor.
(8)	The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(9)

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

An investment in shares of our common stock involves risks. In addition to the other information contained in this Annual Report on Form 10-K, the following material risks should be carefully considered. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock could decline. The risks and uncertainties discussed below are not the only ones we face, but do represent the known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to an Investment in Us

A stockholder will not have the opportunity to evaluate our future investments before we make them, which makes a stockholder’s investment more speculative.

We are not able to provide a stockholder with any information relating to any future investments that we may acquire, and as a result, it may be difficult for a stockholder to evaluate our ability to achieve our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from this offering, after the payment of fees and expenses, to originate, acquire and manage a portfolio of primarily senior loans secured by commercial real estate primarily in the United States. However, because an investor is unable to evaluate the economic merit of our future investments before we make them, the investor has to rely entirely on the ability of FS Real Estate Advisor and Rialto to select suitable and successful investment opportunities. Furthermore, FS Real Estate Advisor and Rialto have broad discretion in selecting the types of loans we will invest in, and a stockholder does not have the opportunity to evaluate potential investments. These factors increase the risk that a stockholder’s investment in shares of our common stock may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for shares of our common stock; therefore, a stockholder’s ability to dispose of their shares will likely be limited to repurchase by us. If a stockholder does sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We intend to repurchase shares on a monthly basis at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share), and not based on the price at which stockholders initially purchased their shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.

A stockholder’s ability to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify or suspend our share repurchase plan at any time.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Repurchase requests have exceeded these limits and may exceed these limits again in the future. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Additionally, the vast majority of our assets will consist of assets that cannot generally be liquidated quickly. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real estate-related assets or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon a suspension of our share repurchase plan, our board of directors will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our stockholders. However, our board of directors is not required to authorize the recommencement of our share repurchase plan within any specified period of time. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, our share repurchase plan could remain suspended for a significant period of time. As a result, a stockholder’s ability to have their shares repurchased by us may be limited and at times they may not be able to liquidate their investment.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.

The total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Repurchase requests that exceed the monthly repurchase limits will be repurchased on a pro rata basis. Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, disruptions in the labor market (including labor shortages and unemployment), inflation, geopolitical events, military conflicts, actual or perceived instability in the U.S. banking system and the ongoing COVID-19 pandemic, could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Repurchase requests for the months of March, April and May 2020 exceeded the monthly repurchase limit. As a result, shares repurchased at the end of each month were repurchased on a pro rata basis and each stockholder that requested to have shares repurchased in March received approximately 65.7% of the requested amount, in April received 73.6% of the requested amount and in May received 93.6% of the requested amount. In June 2020 and December 2022, repurchase requests would have exceeded the monthly and/or quarterly limit, but our board of directors increased the limit and as a result, all repurchase requests were satisfied. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.

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

Our organizational documents permit us to pay distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, repayments of our real estate debt investments, non-capital gains proceeds from the sale of assets and dividends and other distributions from our investments. We have not established limits on the amount of funds we may use from available sources to make distributions. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the adviser elects to receive its base management fee and performance fee in Class I shares or Class I PCRs. Funding distributions from offering proceeds, borrowings, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends and other distributions from our investments will result in us having less funds available to acquire investments. Funding distributions from sources other than cash flow from operations may also decrease our NAV. As a result, the return you realize on your investment may be reduced. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from these alternative sources may occur, and an extended period of making distributions from such sources would likely be unsustainable.

To the extent we incur borrowings to fund distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of borrowings as a source of distributions and the ultimate repayment of such borrowings could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

Our adviser may defer the payment of all or any portion of the base management fee accrued with respect to any quarter, without interest, and may be taken in any such other quarter as our adviser may determine. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. Additionally, the payment of the base management fee and performance fee in Class I shares or in Class I PCRs will dilute your ownership interest in us. Our adviser may elect, at a later date, to have us repurchase some or all of the Class I shares issued to our adviser in accordance with the advisory agreement, including Class I shares issued pursuant to any Class I PCRs, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to repurchase these shares, which will reduce cash available for distribution to you or for investment in our operations.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

We compete to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser will be successful in obtaining suitable investments on financially attractive terms or that, if our adviser makes investments on our behalf, our objectives will be achieved. The more money we raise in this offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser, are unable to find suitable investments promptly, we will hold the proceeds from this offering in short-term, low risk, highly-liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.

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

Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts (including the ongoing conflict between Russia and Ukraine), supply chain delays, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, Chinese economy, and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with the continuing negative impact of the COVID-19 pandemic on the global economy, volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

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

Our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Our investors will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,225,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval. After a stockholder purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors. To the extent we issue additional equity interests after a stockholder purchases our shares, a stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of his or her shares.

Our ability to conduct our continuous offering successfully depends, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, a stockholder could lose all or a part of their investment.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

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

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

For the purposes of calculating our NAV, our commercial real estate debt investments and related instruments will generally be valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs, as applicable, unless the loans are deemed impaired. At least quarterly, our adviser, with assistance from the sub-adviser, will evaluate for impairment each loan classified as held-for-investment.

Our mortgage-backed securities that we do not hold for the purpose of selling in the near-term or may dispose of prior to maturity, are classified as available-for-sale and are reported at fair value. On a monthly basis, our adviser values such securities using quotations obtained from an independent third-party pricing service, which provides prevailing bid and ask prices that are screened for validity by the third-party pricing service on the valuation date. For investments for which a third-party pricing service is unable to obtain quoted prices, our adviser obtains bid and ask prices directly from dealers who make a market in such securities. In all such cases, securities are valued at the mid-point of the average bid and ask prices obtained from such sources. Our mortgage-backed securities are classified as held-to-maturity when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount.

The market value of each of our exchange-traded securities will be the last reported sale price at the relevant valuation date on the composite tape or on the principal exchange on which such security is traded. If no sale is reported for an exchange-traded security on the valuation date or if a security is an over-the-counter security, our adviser intends to value such securities using quotations obtained from an independent third-party pricing service, which will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the valuation date. For investments for which a third-party pricing service is unable to obtain quoted prices, our adviser intends to obtain bid and ask prices directly from dealers who make a market in such securities. In all such cases, securities will be valued at the mid-point of the average bid and ask prices obtained from such sources.

Our real property investments are initially valued at cost, which we expect to represent fair value at that time. Our adviser, with assistance from the sub-adviser, expects to receive an appraisal performed by an independent third-party appraisal firm on each property prior to or upon acquisition. Following acquisition, our real property investments will not be appraised by an independent third-party appraisal firm. Instead, each property will be valued monthly by our adviser using current market data and a valuation provided by an independent third-party valuation firm. The independent third-party valuation firm will provide a monthly valuation for each property using the discounted cash flow methodology (income approach) as the primary methodology, although other industry standard methodologies may be used, including the sales comparison and replacement cost approaches. Each year, the independent third-party valuation firm will provide an annual valuation for each property, which will be consistent with its monthly valuation but will also reflect (i) property specific factors such as property income, cash flow forecasts, capital improvements and key performance indicators (e.g. occupancy rates) and (ii) market specific factors such as discount rates, capitalization rates and market sale transactions.

To the extent we hold other types of investments for which no secondary market exists, such as distressed or below investment grade debt or equity interests, our adviser intends to value such investments at fair value, which will be determined in good faith by our adviser in accordance with our valuation guidelines.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses, and, following acquisition, our real property investments will not be appraised by an independent third-party appraisal firm. Although our valuation guidelines are designed to accurately and fairly determine the value of our assets, determinations and valuations are only estimates, and ultimate realization depends on conditions beyond our adviser’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of shares of our common stock or the price we paid to repurchase shares of our common stock. Because the repurchase price per share for each class of common stock is equal to the transaction price on the applicable repurchase date (which is generally equal to our prior month’s NAV per share), you may receive less than realizable value for your investment.

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

Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

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

We may invest in asset-backed securities transactions, including CMBS transactions, in which certain affiliates of the sub-adviser or other clients will directly or indirectly sell commercial mortgage loans or other assets (and, therefore, certain affiliates of the sub-adviser will participate in such asset-backed securities transactions as a sponsor and/or mortgage loan seller). In addition, the investor in the B-piece of a CMBS pool typically has the right to appoint the special servicer for the loans that are serviced under that pool’s pooling and servicing agreement. Rialto Capital Advisors, LLC (“RCA”), an affiliate of the sub-adviser, has been appointed as the special servicer for asset-backed securities transactions in which we invest. Typically, the special servicer is primarily responsible for making decisions and performing certain servicing functions with respect to mortgage loans as to which specified events (such as a default or an imminent default) have occurred and for reviewing, evaluating and processing and/or providing or withholding consent as to certain major decisions. RCA is remunerated for these services, and such remuneration will not offset other fees payable to the adviser, sub-adviser or their respective affiliates. Affiliates of RCA may also be entitled to fees where an affiliate serves as a sponsor of a CMBS pool, and such remuneration will not offset other fees payable to the sub-adviser and its affiliates from us. Affiliates of the sub-adviser also may participate in asset-backed securities transactions in which we invest in other capacities or roles. Affiliates of the sub-adviser participate in asset-backed securities transactions in which we invest as a mortgage loan seller, a sponsor, a special servicer and/or in other capacities or roles and therefore, have derived ancillary benefits from such transactions, and their respective incentives may not be aligned with our interests. In particular, in such transactions affiliates of the sub-adviser will receive compensation, commissions, payments, rebates, remuneration and/or business opportunities in connection with or as a result of their participation in such asset-backed securities transactions (which may continue even after an investment is disposed of).

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

We pay our adviser a base management fee and administrative services fee regardless of the performance of our portfolio. Our adviser shares the fees it receives from us with the sub-adviser. Our adviser’s entitlement to the base management fee and administrative services fee, which is not based upon performance metrics or goals, might reduce our adviser’s or the sub-adviser’s incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the base management fee and administrative services fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

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

Because the base management fee and administrative services fee are based on our NAV, our adviser and sub-adviser may also be motivated to accelerate investments in order to increase NAV or, similarly, delay or curtail share repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to our adviser.

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

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors, which we adopted without stockholders’ consent. Therefore, our investments in our target assets may at times be secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of shares of our common stock and accordingly reduce our ability to make distributions to our stockholders.

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

•

changes in national, regional or local economic conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, or specific industry segments, including the credit and securitization markets;

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

The U.S. and global capital markets are continuing to experience extreme volatility and disruption, including as a result of inflation, the conflict between Russia and Ukraine, and the ongoing COVID-19 pandemic. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions or illiquidity could potentially have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also are expected to increase our funding costs, limit our ability to raise capital in our public offering, and limit our ability to secure new indebtedness. These events could limit our originations of new loans, our ability to grow and our ability to pay distributions to our stockholders, and could have a material negative impact on our operating results and the values of our investments. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our revenue.

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

Our investments may not conform to conventional loan standards applied by traditional lenders and may be either not rated or rated as non-investment grade by one or more rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of shares of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, actual or perceived instability in the U.S. banking system, natural disasters, environmental disasters, acts of terrorism, government shutdowns, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we may invest in non-agency RMBS, which are backed by residential real property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In the event of any default under a mortgage loan we hold directly we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral (which, for many residential and other real estate properties, has already significantly declined and may decline further in the future) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on the return on our investments. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

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

We may invest in non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation (“Alt A”) mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

Other than certain of our investments and related repurchase transactions that already use SOFR as a benchmark rate, we otherwise generally receive interest payments on our investments and pay interest under our credit facilities based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform. In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration, which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will end immediately following their publication on June 30, 2023.

There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out of LIBOR.

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

In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued at least quarterly at fair value, or more frequently as necessary, which includes consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of such assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of shares of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Driven in part by the COVID-19 pandemic, many companies are moving toward telecommuting policies and there may be a decline for the demand for office space in the future. The continuation of work-from-home and other policies could lead to an overall decrease in demand for office space and thereby impact the financial performance of our investments in office properties. This would have an adverse effect on our financial condition and ability to make expected distributions to our stockholders.

Risks Related to Debt Financing

For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements and collateralized loan obligations (“CLOs”). The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in shares of our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees and administrative services fees payable to FS Real Estate Advisor.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter and in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines), which is generally expected to be approximately 75% of the aggregate cost of our investments. Further, we can, and have, incurred financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of their investment.

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

We believe that we have been organized and have operated in a manner that have enabled us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017 and will permit us to continue to qualify. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Further changes to the tax laws, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a stockholder of an investment in shares of our common stock.

Investors are urged to consult with their tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to stockholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

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

We have issued CLOs through a REIT subsidiary that we hold through an intervening partnership. The CLO arrangements are taxable mortgage pools, but the subsidiary REIT structure is intended to prevent any excess inclusion income from being allocated to us or our stockholders, although the IRS might take a different view.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities (“MBS”), as well as stock of another REIT. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. If our subsidiary REIT failed to qualify as a REIT, we would not satisfy the 10% value asset test. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries (“TRSs”), and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income”, (2) we are a “pension held REIT,” (3) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduit (“REMIC”), interests we buy or taxable mortgage pool in which we hold the “equity interests” and that is treated as a qualified REIT subsidiary generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

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

Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirement.

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

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

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

Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury Regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic TRS we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRS. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

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

Under IRS Revenue Procedure 2017-45, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include in income the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain income may be dependent on the accuracy of legal opinions rendered or advice given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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

Our ability to invest in and dispose of “to be announced” securities could be limited by our REIT qualification requirements, and we could fail to qualify as a REIT as a result of these investments.

We may purchase RMBS issued by government-sponsored entities (“Agency RMBS”) through “to-be-announced” forward contracts (“TBAs”) or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We will account for any dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

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

If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be subject to corporate income tax. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.

Risks Related to Retirement Plans

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to liability, including civil penalties.

There are special considerations that apply to investing in our shares on behalf of benefit plan investors, as defined in ERISA § 3(42), including a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our Class T shares, Class S shares, Class D shares, Class M shares or Class I shares, stockholders should satisfy themselves that:

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

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in our Class T shares, Class S shares, Class D shares, Class M shares or Class I shares. If our assets are deemed to constitute “plan assets” of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including our adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

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

Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that these office facilities are suitable and adequate for our business as it is presently conducted. On June 23, 2022, we acquired 555 Aviation, a 260,000 square foot creative office building located in El Segundo, California. The property is currently 100% leased to three tenants. As of December 31, 2022, this was the only property we held.

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

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 23, 2023, we had 92 record holders of our Class F common stock, 2 record holders of Class Y common stock, 568 record holders of Class T common stock, 7,379 record holders of Class S common stock, 413 record holders of Class D common stock, 1,517 record holders of Class M common stock, and 3,169 record holders of Class I common stock.

The following table presents our monthly NAV per share for each of the seven classes of shares from January 31, 2021 through December 31, 2022:

	Class S	Class T	Class D	Class M	Class I	Class F	Class Y
January 31, 2021	$25.3305	$25.1211	$25.1519	$25.2109	$24.6064	$25.0872	$24.6356
February 28, 2021	25.3029	25.0918	25.1219	25.1815	24.5778	25.0840	24.6127
March 31, 2021	25.2910	25.0777	25.1086	25.1678	24.5567	25.0797	24.5939
April 30, 2021	25.2796	25.0648	25.0959	25.1554	24.5426	25.0816	24.5003
May 31, 2021	25.2693	25.0539	25.0848	25.1448	24.5313	25.0880	24.4907
June 30, 2021	25.2524	25.0347	25.0654	25.1245	24.5087	25.0641	24.4705
July 31, 2021	25.2473	25.0270	25.0588	25.1178	24.5021	25.0581	24.4602
August 31, 2021	25.2356	25.0145	25.0470	25.1057	24.4871	25.0614	24.4463
September 30, 2021	25.2213	24.9984	25.0310	25.0914	24.4688	25.0333	24.4269
October 31, 2021	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
November 30, 2021	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
December 31, 2021	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
January 31, 2022	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
February 28, 2022	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
March 31, 2022	25.2079	24.9828	25.0156	25.0859	24.4512	25.0188	24.4085
April 30, 2022	25.1751	24.9484	24.9810	25.0518	24.4156	24.9835	24.3705
May 31, 2022	25.1808	24.9517	24.9846	25.0567	24.4179	24.9880	24.3708
June 30, 2022	25.1698	24.9404	24.9734	25.0450	24.4031	24.9767	24.3557
July 31, 2022	25.1655	24.9349	24.9688	25.0404	24.3957	24.9887	24.3473
August 31, 2022	25.1696	24.9380	24.9724	25.0438	24.3959	25.0092	24.3476
September 30, 2022	25.1765	24.9453	24.9789	25.0493	24.3983	25.0306	24.3495
October 31, 2022	25.1418	24.9110	24.9439	25.0143	24.3599	25.0173	24.3134
November 30, 2022	25.1360	24.9034	24.9374	25.0077	24.3500	25.0272	24.3016
December 31, 2022	25.0651	24.8321	24.8660	24.9375	24.2775	24.9736	24.2292

Distributions

The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Distributions:
Paid or payable in cash	$59,987	$22,980	$11,230
Reinvested in shares	56,215	15,537	5,431

Total distributions	$116,202	$38,517	$16,661

Source of distributions:
Cash flows from operating activities	$116,202	$38,517	$16,661
Offering proceeds	—	—	—

Total sources of distributions	$116,202	$38,517	$16,661

Net cash provided by operating activities(1)	$154,518	$38,583	$21,777

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

During the three months ended December 31, 2022, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Repurchases as a Percentage of Shares Outstanding		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs(1)
October 1 - October 31, 2022	1,174,104	1.24%		$24.72	1,174,104	—
November 1 - November 30, 2022	1,446,536	1.49%		$24.65	1,446,536	—
December 1 - December 31, 2022	2,456,186	2.51	%(2)	$24.85	2,456,186	—

Total	5,076,826				5,076,826

(1)	Repurchases are limited, as described above.
(2)

The Company’s board of directors, including all of its independent directors, has unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for December 2022 and its 5% quarterly repurchase limitation for the fourth quarter of 2022 such that 100% of share repurchase requests timely received in December 2022 and the fourth quarter of 2022 were satisfied.

Sales of Unregistered Securities

During the years ended December 31, 2022, 2021 and 2020, we issued 12,178, 2,035 and 2,878, respectively, of unregistered restricted shares of Class I common stock to our independent directors as compensation for their services pursuant to our independent director restricted share plan in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. For the year ended December 31, 2020, these restricted shares of Class I common stock were issued on February 1, 2020, May 1, 2020, August 3, 2020 and November 2, 2020. For the year ended December 31, 2021, these restricted shares of Class I common stock were issued on February 1, 2021, May 1, 2021, August 2, 2021, and November 2, 2021. For the year ended December 31, 2022, these restricted shares of Class I common stock were issued on February 1, 2022, May 2, 2022, August 1, 2022, and November 2, 2022. In each case, the restricted shares of Class I common stock vest on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or upon the earlier occurrence of his or her termination of service due to his or her death or disability or a change in our control.

On July 1, 2022, we received $2,000 relating to the sale and issuance of approximately 81,907 Class I shares to accredited investors at the per share purchase price of $24.42. On August 1, 2022, we received $3,577 relating to the sale and issuance of approximately 146,610 Class I shares to accredited investors at the per share purchase price of $24.40. On September 1, 2022, we received $2,000 relating to the sale and issuance of approximately 81,982 Class I shares to accredited investors at the per share purchase price of $24.40. On October 1, 2022, we received $4,050 relating to the sale and issuance of approximately 165,984 shares of our Class I common stock at the per share purchase price of $24.40. In each case, the sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts).

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

Introduction

We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock, and previously conducted private offerings of our Class F common stock and Class Y common stock. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser.

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

The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Portfolio Overview

Loan Portfolio Overview

The following table details activity in our loans receivable portfolio for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Loan fundings(1)	$4,141,859	$3,500,362
Loan repayments(2)	(636,594)	(358,714)

Total net fundings	$3,505,265	$3,141,648

(1)	Includes new loan originations and additional fundings made under existing loans.
(2)	Excludes payment held by servicer during the year ended December 31, 2021.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Number of loans	142	102
Principal balance	$7,350,271	$3,843,110
Net book value	$7,350,315	$3,841,868
Unfunded loan commitments(1)	$574,510	$414,818
Weighted-average cash coupon(2)	+3.83%	+3.68%
Weighted-average all-in yield(2)	+3.90%	+3.73%
Weighted-average maximum maturity (years)(3)	4.0	4.5

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.

The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of December 31, 2022:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$338,160	$338,108	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,067	+4.65%	+4.76%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	12/7/2021	175,000	151,239	151,224	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
4	Senior Loan	6/8/2022	144,160	144,160	144,357	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
5	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
6	Senior Loan	3/31/2022	120,470	82,730	82,715	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
7	Senior Loan	9/9/2021	118,265	118,265	118,252	+3.20%	+3.20%	9/9/2026	Various, NY	Self Storage	70%
8	Senior Loan	6/14/2022	111,100	97,500	97,478	+3.80%	+3.81%	6/9/2027	San Jose, CA	Office	39%
9	Senior Loan	3/10/2022	110,150	90,577	90,553	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
10	Senior Loan	5/26/2022	108,500	98,720	98,752	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	7/15/2022	107,000	85,000	84,977	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
12	Senior Loan	6/30/2022	106,000	100,000	99,987	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
13	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
14	Senior Loan	1/13/2022	103,600	93,897	93,873	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
15	Senior Loan	9/22/2022	103,552	103,552	102,952	+3.66%	+4.62%	9/1/2024	Various	Self Storage	74%
16	Senior Loan	6/28/2022	100,000	100,000	99,978	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
17	Senior Loan	11/15/2022	100,000	100,000	100,000	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
18	Senior Loan	12/30/2021	95,000	95,000	94,985	+4.20%	+4.21%	1/9/2027	San Diego, CA	Hospitality	58%
19	Senior Loan	12/21/2021	93,900	84,456	84,444	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
20	Senior Loan	5/13/2022	93,500	86,229	86,278	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	60%
21	Senior Loan	10/3/2022	91,100	81,300	81,281	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	56%
22	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
23	Senior Loan	8/4/2022	90,000	90,000	89,986	+3.65%	+3.66%	8/9/2027	Santa Barbara, CA	Various	60%
24	Senior Loan	5/13/2022	89,500	77,248	77,293	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	58%
25	Senior Loan	2/4/2022	89,000	89,000	89,405	+3.85%	+3.85%	2/1/2025	Temecula, CA	Multifamily	75%
26	Senior Loan	9/8/2022	87,000	72,123	72,147	+4.25%	+4.34%	9/9/2027	Washington, DC, VA	Hospitality	52%
27	Senior Loan	7/20/2022	85,690	79,375	79,385	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
28	Senior Loan	5/12/2021	85,000	85,000	85,059	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
29	Senior Loan	12/15/2021	85,000	81,800	81,782	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
30	Senior Loan	3/9/2022	84,000	79,139	79,139	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
31	Senior Loan	12/23/2021	83,400	73,523	73,503	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
32	Senior Loan	12/22/2021	81,500	54,000	54,119	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
33	Senior Loan	2/28/2022	75,000	73,383	73,383	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
34	Senior Loan	11/3/2022	73,000	51,350	51,335	+4.75%	+4.85%	11/9/2027	Adairsville, GA	Hospitality	45%
35	Senior Loan	9/10/2021	71,201	67,082	67,064	+2.90%	+2.90%	10/9/2026	Richardson, TX	Multifamily	68%
36	Senior Loan	4/26/2022	69,350	63,340	63,314	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
37	Senior Loan	4/26/2021	68,100	66,000	65,987	+3.15%	+3.16%	5/9/2026	Las Vegas, NV	Multifamily	72%
38	Senior Loan	4/27/2022	67,940	60,470	60,473	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
39	Mezz Loan	10/1/2021	66,633	66,633	66,045	10.00%	10.31%	4/1/2026	Various	Various	93%
40	Senior Loan	12/21/2021	65,450	65,450	65,435	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
41	Senior Loan	4/15/2021	64,460	63,937	63,924	+2.80%	+2.80%	5/9/2026	Lawrenceville, GA	Multifamily	75%
42	Senior Loan	5/20/2022	63,001	62,039	62,032	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
43	Senior Loan	4/13/2022	62,650	54,190	54,164	+3.90%	+3.92%	5/9/2027	Houston, TX	Multifamily	78%
44	Senior Loan	7/29/2021	62,500	62,500	62,498	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
45	Senior Loan	7/22/2021	62,100	60,291	60,276	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
46	Senior Loan	8/2/2021	60,130	58,697	58,680	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
47	Senior Loan	10/13/2022	60,000	54,000	54,011	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
48	Senior Loan	2/15/2022	58,750	56,467	56,448	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
49	Senior Loan	5/12/2022	58,165	54,314	54,301	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
50	Senior Loan	1/7/2022	58,000	53,275	53,370	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
51	Senior Loan	8/13/2021	57,500	53,766	53,752	+3.10%	+3.19%	9/9/2026	Various, FL	Industrial	68%
52	Senior Loan	7/7/2022	57,250	54,850	54,860	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
53	Senior Loan	6/23/2022	57,000	48,591	48,594	+4.75%	+4.85%	7/9/2027	Seattle, WA	Multifamily	68%
54	Senior Loan	11/5/2021	55,960	50,909	50,902	+3.10%	+3.10%	11/9/2026	Houston, TX	Industrial	74%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
55	Senior Loan	8/17/2022	$55,600	$53,017	$53,011	+3.85%	+3.95%	9/9/2027	Austin, TX	Multifamily	62%
56	Senior Loan	2/17/2022	55,400	48,114	48,134	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
57	Senior Loan	12/21/2022	55,000	53,000	52,976	+3.85%	+3.95%	12/9/2027	San Bernardino, CA	Multifamily	66%
58	Senior Loan	3/7/2022	53,885	47,269	47,295	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
59	Senior Loan	8/9/2021	53,160	51,632	51,617	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
60	Senior Loan	11/10/2021	52,422	46,272	46,308	+3.75%	+4.08%	11/9/2026	Fayetteville, AR	Multifamily	70%
61	Senior Loan	6/16/2022	52,280	44,942	44,933	+3.80%	+3.81%	7/9/2027	Jacksonville, FL	Multifamily	71%
62	Senior Loan	3/12/2021	52,250	33,953	33,942	+5.75%	+5.75%	3/9/2026	San Francisco, CA	Office	65%
63	Senior Loan	7/7/2021	52,200	46,443	46,429	+3.00%	+3.01%	7/9/2026	Austin, FL	Multifamily	74%
64	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
65	Senior Loan	2/18/2022	49,240	33,589	33,570	+3.90%	+3.92%	3/9/2027	Atlanta, GA	Office	60%
66	Senior Loan	4/26/2022	49,125	44,925	44,933	+4.05%	+4.15%	5/9/2027	Decatur, GA	Multifamily	72%
67	Senior Loan	12/15/2021	49,000	49,000	48,983	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
68	Senior Loan	6/23/2021	48,944	46,962	46,948	+2.80%	+2.80%	7/9/2026	Roswell, GA	Multifamily	75%
69	Senior Loan	11/1/2021	48,906	45,793	45,776	+3.70%	+3.70%	11/9/2026	Fort Lauderdale, FL	Office	67%
70	Senior Loan	11/23/2021	47,600	40,694	40,684	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
71	Senior Loan	7/29/2021	47,500	47,500	47,498	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
72	Senior Loan	8/3/2021	46,500	46,500	46,491	+3.10%	+3.10%	8/9/2026	San Antonio, TX	Multifamily	72%
73	Senior Loan	4/6/2022	46,500	44,000	43,980	+3.50%	+3.52%	4/9/2027	Atlanta, GA	Multifamily	79%
74	Senior Loan	12/17/2021	46,100	36,500	36,521	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%
75	Senior Loan	8/25/2022	45,000	45,000	45,065	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
76	Senior Loan	1/28/2022	43,650	34,045	34,083	+4.00%	+4.14%	2/9/2027	Milwaukee, WI	Office	59%
77	Senior Loan	7/28/2021	43,350	42,345	42,331	+3.00%	+3.01%	8/9/2026	Sandy Springs, GA	Multifamily	77%
78	Senior Loan	8/19/2021	43,000	43,000	42,985	+3.10%	+3.11%	9/9/2026	Omaha, NE	Multifamily	75%
79	Senior Loan	8/9/2021	42,660	38,761	38,752	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
80	Senior Loan	11/1/2021	42,300	40,635	40,619	+3.50%	+3.51%	11/9/2026	Doraville, GA	Multifamily	82%
81	Senior Loan	3/14/2022	42,000	40,293	40,337	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
82	Senior Loan	8/25/2021	41,395	40,684	40,669	+3.15%	+3.15%	9/9/2026	Cypress, TX	Multifamily	69%
83	Senior Loan	7/21/2021	41,300	39,592	39,584	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
84	Senior Loan	10/28/2021	40,200	38,268	38,251	+3.00%	+3.02%	11/9/2026	Dallas, TX	Multifamily	74%
85	Senior Loan	9/30/2022	40,000	34,500	34,502	+5.00%	+5.28%	10/9/2027	New Orleans, LA	Hospitality	64%
86	Senior Loan	4/27/2021	39,050	35,197	35,190	+3.15%	+3.15%	5/9/2026	Jamaica, NY	Industrial	61%
87	Senior Loan	8/31/2021	38,700	37,065	37,050	+3.10%	+3.11%	9/9/2026	Colorado Springs, CO	Multifamily	68%
88	Senior Loan	6/24/2021	38,600	37,265	37,251	+3.75%	+3.76%	7/9/2026	Austin, TX	Multifamily	76%
89	Senior Loan	8/3/2021	38,500	38,500	38,491	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
90	Senior Loan	11/30/2021	38,310	35,597	35,690	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
91	Senior Loan	4/9/2019	38,000	38,000	37,999	+3.75%	+3.75%	4/9/2024	New York, NY	Mixed Use	75%
92	Senior Loan	11/4/2021	37,300	37,300	37,300	+3.45%	+3.95%	11/1/2024	Boca Raton, FL	Multifamily	81%
93	Senior Loan	4/29/2022	37,135	34,725	34,734	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
94	Senior Loan	11/5/2021	36,325	34,497	34,479	+3.10%	+3.11%	11/9/2026	Mesquite, TX	Multifamily	73%
95	Senior Loan	12/21/2021	36,000	36,000	35,982	+3.45%	+3.47%	1/9/2027	Hackensack, NJ	Multifamily	68%
96	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
97	Senior Loan	3/29/2021	35,880	34,397	34,386	+3.60%	+3.60%	4/9/2026	Arlington, TX	Multifamily	80%
98	Senior Loan	5/28/2021	35,785	31,085	31,072	+5.00%	+5.01%	6/9/2026	Austin, TX	Office	57%
99	Senior Loan	6/22/2021	34,500	32,067	32,059	+3.60%	+3.61%	7/9/2026	Tallahassee, FL	Multifamily	74%
100	Senior Loan	12/3/2021	34,327	34,327	34,320	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
101	Senior Loan	12/16/2021	33,000	31,079	31,061	+3.55%	+3.57%	1/9/2027	Fort Worth, TX	Multifamily	72%
102	Senior Loan	3/11/2021	32,000	30,000	29,993	+4.50%	+4.51%	3/9/2026	Colleyville, TX	Retail	58%
103	Senior Loan	11/23/2021	32,000	27,398	27,388	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
104	Senior Loan	4/27/2022	31,800	23,899	23,886	+4.30%	+4.32%	5/9/2027	Morrow, GA	Industrial	62%
105	Senior Loan	1/28/2022	31,229	31,229	31,250	+3.70%	+3.80%	9/9/2026	Dallas, TX	Multifamily	82%
106	Senior Loan	12/29/2020	31,128	28,760	28,974	+3.75%	+3.93%	1/9/2026	Brooklyn, NY	Multifamily	60%
107	Mezz Loan	10/20/2022	31,111	26,755	26,755	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
108	Senior Loan	5/4/2021	30,000	20,720	20,715	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
109	Senior Loan	6/28/2019	28,500	28,500	28,712	+5.35%	+5.48%	7/9/2024	Davis, CA	Hospitality	72%
110	Senior Loan	12/18/2020	28,440	24,738	24,736	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
111	Senior Loan	12/15/2021	28,400	27,073	27,063	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
112	Senior Loan	11/18/2021	$27,387	$27,387	$27,377	+3.60%	+3.61%	12/9/2026	Brooklyn, NY	Self Storage	70%
113	Senior Loan	3/31/2021	25,250	25,250	25,241	+3.20%	+3.21%	4/9/2026	Tempe, AZ	Multifamily	77%
114	Senior Loan	6/25/2021	25,000	24,293	24,285	+3.05%	+3.06%	7/9/2026	Austin, TX	Multifamily	68%
115	Senior Loan	1/28/2022	24,489	24,489	24,504	+3.70%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
116	Senior Loan	7/18/2018	22,650	22,650	22,640	+5.25%	+5.35%	8/9/2023	Gaithersburg, MD	Hospitality	80%
117	Senior Loan	12/10/2020	22,300	17,554	17,546	+5.25%	+5.26%	1/9/2026	Fox Hills, CA	Office	55%
118	Senior Loan	1/28/2022	22,149	22,149	22,162	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
119	Senior Loan	8/26/2021	21,805	21,605	21,590	+3.10%	+3.12%	9/9/2026	Seattle, WA	Multifamily	69%
120	Senior Loan	7/13/2021	21,350	21,350	21,336	+3.40%	+3.42%	8/9/2026	Grand Prairie, TX	Multifamily	72%
121	Senior Loan	7/20/2021	21,136	18,372	18,383	+3.25%	+3.36%	8/9/2026	Las Vegas, NV	Multifamily	72%
122	Senior Loan	8/6/2021	20,000	20,000	20,030	+3.10%	+3.24%	8/9/2026	Sandy Springs, GA	Multifamily	74%
123	Senior Loan	5/10/2021	19,200	17,892	17,880	+3.50%	+3.52%	5/9/2026	University City, PA	Multifamily	70%
124	Senior Loan	12/3/2021	18,828	18,828	18,822	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
125	Senior Loan	2/26/2021	18,590	17,690	17,683	+3.25%	+3.25%	3/9/2026	Newark, NJ	Industrial	57%
126	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
127	Senior Loan	2/19/2020	18,000	14,400	14,405	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
128	Senior Loan	6/16/2021	17,500	16,615	16,607	+3.25%	+3.27%	7/9/2026	Everett, WA	Multifamily	69%
129	Senior Loan	9/23/2021	16,300	14,992	15,035	+4.25%	+4.54%	9/9/2026	Various, NJ	Multifamily	77%
130	Senior Loan	1/28/2021	16,100	16,100	16,138	+4.50%	+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
131	Mezz Loan	6/8/2022	15,840	15,840	15,862	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
132	Senior Loan	6/16/2021	15,406	14,924	14,916	+3.25%	+3.27%	7/9/2026	Everett, WA	Multifamily	71%
133	Senior Loan	10/22/2019	15,300	15,300	15,407	+5.00%	+5.28%	11/9/2024	Oakland, CA	Mixed Use	70%
134	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
135	Senior Loan	3/25/2021	13,405	12,491	12,503	+3.25%	+3.33%	4/9/2026	Lithonia, GA	Multifamily	67%
136	Senior Loan	3/19/2021	12,718	12,718	12,748	+3.95%	+4.13%	4/9/2026	Brooklyn, NY	Multifamily	85%
137	Senior Loan	1/28/2022	12,092	12,092	12,096	+3.70%	+3.82%	9/9/2026	Duncanville, TX	Multifamily	83%
138	Senior Loan	3/7/2018	12,050	12,050	12,080	+5.00%	+5.15%	3/7/2023	Las Vegas, NV	Hospitality	71%
139	Senior Loan	6/11/2018	8,000	8,000	8,040	+4.50%	+4.61%	3/9/2024	Miami, FL	Retail	68%
140	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.35%	6/9/2023	Miami, FL	Retail	61%
141	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
142	Mezz Loan	4/6/2022	5,178	5,178	5,178	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	88%

Total/Weighted Average			$7,924,781	$7,350,271	$7,350,315	+3.83%	+3.90%

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
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

Real Estate Portfolio Overview

On June 23, 2022, we acquired a 260,000 square foot creative office building located in El Segundo, California. The property was built in 1966 and was renovated in 2017 to convert the property into a creative office building, including LEED Gold certification, a glass façade and an interior open-air atrium. The property sits on 13 acres and is located in a growing Los Angeles sub-market of El Segundo near Los Angeles International Airport. The property is currently 100% leased to three tenants.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$373,195	$85,663	$38,127
Less: Interest expense	(186,745)	(27,390)	(11,352)
Interest income on mortgage loans held in securitization trusts	6,936	—	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(6,215)	—	—

Net interest income	187,171	58,273	26,775

Other expenses
Management fee	23,352	7,024	2,948
Performance fee	8,828	1,373	1,220
General and administrative expenses	24,573	8,824	5,113
Less: Expense limitation	(605)	(56)	(1,023)
Add: Expense recoupment to sponsor	3,026	460	—

Net other expenses	59,174	17,625	8,258

Other income (loss)
Income (loss) from rental operations, net	(1,373)	—	—
Net change in unrealized gain on interest rate cap	650	—	—
Net realized gain (loss) on mortgage-backed securities available-for-sale	441	(17)	(556)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(86)	—	—

Total other income (loss)	(368)	(17)	(556)

Net income before taxes	127,629	40,631	17,961
Income tax expense	(1,251)	(614)	(103)

Net income	126,378	40,017	17,858
Preferred stock dividends	(15)	(15)	(14)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$126,363	$40,002	$17,844

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.

Other Expenses

Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.

Expense Limitation

We have entered into an expense limitation agreement with FS Real Estate Advisor and Rialto pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, our annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of our average net assets attributable to each of our classes of common stock. Ordinary operating expenses for each class of common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to our board of directors, loan servicing expenses, administrative services expenses and fees, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) management fees and performance fees paid to FS Real Estate Advisor pursuant to the Advisory Agreement, (b) interest expense and other financing costs, (c) taxes, (d) distribution or shareholder servicing fees and (e) unusual, unexpected and/or nonrecurring expenses. We will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

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

During the period from September 13, 2017 (Commencement of Operations) to December 31, 2022, we accrued $6,444 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $605 in reimbursements for the year ended December 31, 2022. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2022, we received $5,839 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2022, we had $605 of reimbursements due from FS Real Estate Advisor and Rialto.

During the year ended December 31, 2022, $2,832 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2022, no expense recoupments were payable to FS Real Estate Advisor and Rialto.

Valuation of Mortgage Debt

Commercial real estate debt and mortgage-backed securities held-to-maturity are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity. Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 8 to our consolidated financial statements included herein for additional information regarding a comparison of our carrying value and an estimate of the fair value of our commercial real estate debt, mortgage-backed securities held-to-maturity, repurchase agreements payable, credit facility payable, and collateralized loan obligations.

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

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP, or as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

Our FFO and MFFO are calculated for the years ended December 31, 2022, 2021 and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Net income (GAAP)	$126,378	$40,017	$17,858
Adjustments to arrive at funds from operations
Real estate depreciation and amortization	3,630	—	—

Funds from operations	$130,008	$40,017	$17,858
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(635)	(548)	(215)
Straight-line rental income	(1,489)	—	—
Net realized (gain) loss on mortgage-backed securities available-for-sale	(441)	17	556
Net change in unrealized (gain) on interest rate cap	(650)	—	—

Modified funds from operations	$126,793	$39,486	$18,199

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

In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:

•

Commercial real estate debt classified as held-for-investment is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs, as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a charge to the provision for loan losses. See Note 2 to our consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser, evaluates for impairment each loan classified as held-for-investment.

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

•

Investments in real estate are initially valued at cost, which is expected to represent fair value at that time. FS Real Estate Advisor, with assistance from our sub-adviser, expects to receive an appraisal performed by an independent third-party appraisal firm on each property prior to or upon acquisition. Each property will then be valued monthly by the Adviser using current market data and a valuation provided by an independent third-party valuation firm. The independent third-party valuation firm will provide a monthly valuation for each property using the discounted cash flow methodology (income approach) as a primary methodology, although other industry standard methodologies may be used, including the sales comparison and replacement cost approaches. Further, the independent third-party valuation firm will provide an annual valuation for each property, which will be consistent with its monthly valuation but will also reflect (i) property specific factors such as property income, cash flow forecasts, capital improvements and key performance indicators (e.g. occupancy rates) and (ii) market specific factors such as discount rates, capitalization rates and market sale transactions.

•

Liabilities include repurchase agreements payable, credit facility payable, collateralized loan obligations, mortgage obligations, fees payable to FS Real Estate Advisor and the dealer manager, accounts payable, accrued operating expenses, any portfolio-level credit facilities, and other liabilities. All liabilities are valued at amounts payable, net of unamortized premium or discount, and net of unamortized debt issuance costs. Liabilities related to stockholder servicing fees allocable to Class T, Class S, Class D and Class M shares are only included in the NAV calculation for those classes. Liabilities related to the base management fee is a class-specific expense for Class T, Class S, Class D, Class M and Class I shares, and the performance fee is a class-specific expense for Class T, Class S, Class D, Class M, Class I and Class Y shares. Class I PCRs will not be treated as a liability unless and until Class I shares are issuable pursuant to the Advisory Agreement and Amended and Restated PCR Agreement.

Commercial real estate debt and mortgage-backed securities held-to-maturity are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity. Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 9 to our consolidated financial statements included herein for additional information including a comparison of our carrying value and an estimate of the fair value of our commercial real estate debt, mortgage-backed securities held-to-maturity, repurchase agreements payable, credit facility payable, and collateralized loan obligations.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2022:

Components of NAV	December 31, 2022
Cash and cash equivalents	$183,665
Restricted cash	17,953
Loans receivable	7,350,315
Mortgage-backed securities held-to-maturity	68,559
Mortgage-backed securities available-for-sale, at fair value	159,464
Interest receivable	32,240
Investment in real estate	192,039
Receivable for investment sold and repaid	922
Other assets	7,042
Mortgage loans held in securitization trusts, at fair value	324,263
Repurchase agreements payable, net of deferred financing costs	(756,816)
Credit facility payable	(298,544)
Collateralized loan obligations, net of deferred financing costs	(4,336,701)
Mortgage note, net of deferred financing costs	(122,568)
Accrued servicing fees(1)	(1,085)
Other liabilities	(107,269)
Mortgage obligations issued by securitization trusts, at fair value	(291,193)

Net asset value	$2,422,286

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2022:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$21,420	$21,967	$39,753	$1,376,280	$18,475	$115,836	$828,555	$2,422,286
Number of outstanding shares(1)	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,128,504	97,790,147

NAV per share as of December 31, 2022	$24.9736	$24.2292	$24.8321	$25.0651	$24.8660	$24.9375	$24.2775

(1)	Includes Class I PCRs that were issued in the form of 117,340 Class I shares in February 2023 due to all performance conditions being met other than the passage of time on December 31, 2022.

Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the December 31, 2022 investment in real estate valuation were 9.6% and 5.6%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.6%
	0.25% increase	(3.4)%
Exit Capitalization Rate	0.25% decrease	+9.2%
	0.25% increase	(8.5)%

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of December 31, 2022:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2022
Total stockholders’ equity under GAAP	$2,317,157
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	2,317,032
Adjustments:
Accrued stockholder servicing fees	106,608
Unrealized real estate appreciation	(2,140)
Accumulated depreciation and amortization	3,630
Straight line rent receivable	(1,489)
Net change in unrealized (gain) loss on interest rate cap	(650)
Amortization on interest rate cap	(705)

Net asset value	$2,422,286

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

Liquidity and Capital Resources

As of December 31, 2022, we had $183,665 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2022, we had $2,284,216 in borrowings available under our financing arrangements, subject to certain limitations. As of December 31, 2022, we had unfunded loan commitments of $574,510. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

As of December 31, 2022, our ratio of leverage to total net assets was 240%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded offering costs in the amount of $20,517 for the period from November 7, 2016 (Inception) to December 31, 2022. Through December 31, 2022, we reimbursed $14,320 to FS Real Estate Advisor for offering expenses previously funded. As of December 31, 2022, $6,197 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 11, 2022, our board of directors approved the renewal of the advisory agreement effective as of August 18, 2022 for an additional one-year term expiring August 18, 2023. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our consolidated financial statements included herein.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities	$154,518	$38,583	$21,777
Cash flows used in investing activities	(3,889,174)	(3,169,256)	(339,371)
Cash flows provided by financing activities	3,850,466	3,198,607	257,313

Net increase (decrease) in cash and cash equivalents and restricted cash	$115,810	$67,934	$(60,281)

Cash flows provided by operating activities increased $115,935 during the year ended December 31, 2022 compared to the corresponding period in 2021 due to increased cash flow from our loan receivable portfolio. Cash flows provided by operating activities increased $16,806 during the year ended December 31, 2021 compared to the corresponding period in 2020 due to increased cash flows from our loan receivable portfolio.

Cash flows used in investing activities increased $719,918 during the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to the net increase of $641,497 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $285,633. Cash flows used in investing activities increased $2,829,885 during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to the net increase of $3,141,978 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $300,472.

Cash flows provided by financing activities increased $651,859 during the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to the increase in issuance of common stock of $869,831, offset by the increase in redemptions of common stock of $147,527. Cash flows provided by financing activities increased $2,941,294 during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to a net increase in borrowings of $2,428,656 and the increase in issuance of common stock of $527,053.

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

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
December 31, 2022	$1,413,499	$1,015,284	$1,582,899
September 30, 2022	$1,692,516	$1,528,931	$1,935,464
June 30, 2022	$1,318,687	$1,805,768	$1,805,768
March 31, 2022	$1,259,845	$808,973	$1,383,198
December 31, 2021	$746,986	$1,072,641	$1,086,301

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

For the year ended December 31, 2022, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 2.14%.

See Note 7 to our consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto, our expense limitation agreement with FS Investments and our purchase of a mortgage loan from an affiliate of Rialto.

FS Investment Solutions also serves or served as the placement agent for our private offerings of Class I, Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 99% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the FS Rialto 2019-FL1 Notes, 2021-FL2 Notes, 2021-FL3 Notes, 2022-FL4 Notes, 2022-FL5 Notes, 2022-FL6 Notes, 2022-FL7 Notes, the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the Barclays Revolving Credit Facility, the Natixis loan, and the MM-1 Facility, borrowings are at a floating rate based on LIBOR or SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for the transaction, at a floating-rate based on LIBOR or SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2022:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(37,369)	$(27,269)	$(10,100)	(4.1)%
Down 25 basis points(1)	$(18,684)	$(13,634)	$(5,050)	(2.0)%
No change	—	—	—	—
Up 25 basis points	$18,684	$13,634	$5,050	2.0%
Up 50 basis points	$37,369	$27,269	$10,100	4.1%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
FS Credit Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
th
e Company’s auditor since 2016.
Philadelphia, Pennsylvania
March 31, 2023

FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$183,665	$46,798
Restricted cash	17,953	39,010
Loans receivable, held-for-investment	7,350,315	3,841,868
Mortgage-backed securities held-to-maturity	68,559	37,862
Mortgage-backed securities available-for-sale, at fair value	159,464	44,518
Reimbursement due from sponsor	605	—
Investment in real estate, net	190,549	—
Receivable for investments sold and repaid	922	6,625
Interest receivable	32,240	6,861
Other assets	9,281	194
Mortgage loans held in securitization trusts, at fair value	324,263	—
Total assets (1)	$8,337,816	$4,023,736

Liabilities
Collateralized loan obligations, net	$4,336,701	$1,886,382
Repurchase agreements payable, net	756,816	903,010
Credit facilities payable, net	298,544	196,302
Mortgage note payable, net	122,568	—
Due to related party	107,692	48,514
Interest payable	19,379	2,591
Payable for shares repurchased	60,488	4,227
Other liabilities	27,278	9,370
Mortgage obligations issued by securitization trusts, at fair value	291,193	—
Total liabilities (1)	6,020,659	3,050,396

Commitments and contingencies (See Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 0 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 857,710 and 902,878 issued and outstanding, respectively	9	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,600,878 and 1,407,377 issued and outstanding, respectively	16	14
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 54,908,336 and 22,823,721 issued and outstanding, respectively	549	228
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 742,999 and 642,162 issued and outstanding, respectively	7	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,645,072 and 2,876,736 issued and outstanding, respectively	46	29
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 34,011,164 and 11,366,687 issued and outstanding, respectively	340	114
Additional paid-in capital	2,314,639	969,558
Accumulated other comprehensive income (loss)	(11,906)	86
Retained earnings	13,448	3,287

Total stockholders’ equity	2,317,157	973,340

Total liabilities and stockholders’ equity	$8,337,816	$4,023,736

(1)
The December 31, 2022 and 2021 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2022 and 2021, assets of the VIEs totaled $5,896,039 and $2,347,510, respectively, and liabilities of the VIEs totaled $4,640,998 and $1,887,944, respectively. See Note 10 to the consolidated financial statements for further details.

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$373,195	$85,663	$38,127
Less: Interest expense	(186,745)	(27,390)	(11,352)
Interest income on mortgage loans held in securitization trusts	6,936	—	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(6,215)	—	—

Net interest income	187,171	58,273	26,775

Other expenses
Management fee	23,352	7,024	2,948
Performance fee	8,828	1,373	1,220
General and administrative expenses	24,573	8,824	5,113
Less: Expense limitation	(605)	(56)	(1,023)
Add: Expense recoupment to sponsor	3,026	460	—

Net other expenses	59,174	17,625	8,258

Other income (loss)
Loss from rental operations, net	(1,373)	—	—
Net change in unrealized gain on interest rate cap	650	—	—
Net realized gain (loss) on mortgage-backed securities available-for-sale	441	(17)	(556)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(86)	—	—
Total other income (loss)	(368)	(17)	(556)

Income before income taxes	127,629	40,631	17,961
Income tax expense	(1,251)	(614)	(103)

Net income	126,378	40,017	17,858
Preferred stock dividends	(15)	(15)	(14)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$126,363	$40,002	$17,844

Per share information—basic and diluted
Net income per share of common stock—basic and diluted	$1.65	$1.64	$1.70

Weighted average common stock outstanding—basic and diluted	76,755,737	24,395,178	10,473,787

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$126,378	$40,017	$17,858
Other comprehensive income (loss)
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(11,992)	86	(17)

Total other comprehensive income (loss)	(11,992)	86	(17)

Comprehensive income	$114,386	$40,103	$17,841

See notes to consolidated financial statements.

7
5

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

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	3	356	1	19	257	1,581,541	—	—	1,582,177
Distributions declared	—	—	—	—	—	—	—	—	—	(116,202)	(116,202)
Proceeds from distribution reinvestment plan	—	—	—	13	—	1	8	56,193	—	—	56,215
Redemptions of common stock	—	—	(1)	(48)	—	(3)	(39)	(225,573)	—	—	(225,664)
Stockholder servicing fees	—	—	—	—	—	—	—	(68,660)	—	—	(68,660)
Offering costs	—	—	—	—	—	—	—	(11,901)	—	—	(11,901)
Performance contingent rights issued	—	—	—	—	—	—	—	11,409	—	—	11,409
Restricted stock units issued	—	—	—	—	—	—	—	2,072	—	—	2,072
Net income	—	—	—	—	—	—	—	—	—	126,378	126,378
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11,992)	—	(11,992)

Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157

See
notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$126,378	$40,017	$17,858
Adjustments to reconcile net income to net cash provided by operating activities
Performance contingent rights	11,409	951	—
Restricted stock units	2,072	—	—
Amortization of deferred fees on loans and debt securities	(4,723)	(1,738)	(1,091)
Amortization of deferred financing costs and discount	12,473	4,277	2,438
Net unrealized gain on valuation of interest rate cap	(650)	—	—
Net realized (gain) loss on sale of mortgage-backed securities available-for-sale	(441)	17	556
Depreciation and amortization	3,630	—	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	86	—	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	(605)	444	56
Interest receivable	(25,379)	(3,691)	(2,100)
Other assets	(1,812)	(6,665)	5,105
Due to related party	(62)	62	9,191
Interest payable	16,788	2,247	(429)
Other liabilities	15,354	2,662	(9,807)

Net cash provided by operating activities	154,518	38,583	21,777

Cash flows used in investing activities
Origination and fundings of loans receivable	(4,141,859)	(3,500,362)	(358,384)
Principal collections from loans receivable, held-for-investment	635,672	350,039	49,567
Proceeds from sale of loans receivable, held-for-sale	—	24,397	—
Exit and extension fees received on loans receivable	841	1,119	467
Purchases of mortgage-backed securities available-for-sale	(140,622)	(48,633)	(25,555)
Purchases of mortgage loans held in securitization trusts, at fair value	(33,088)	—	—
Principal repayments of mortgage-backed securities available-for-sale	14,190	4,184	31,633
Purchases of mortgage-backed securities held-to-maturity	(30,129)	—	(37,099)
Acquisition of real estate and related intangibles	(194,179)	—	—

Net cash used in investing activities	(3,889,174)	(3,169,256)	(339,371)

Cash flows from financing activities
Issuance of common stock	1,582,177	712,346	185,293
Redemptions of common stock	(169,403)	(21,876)	(40,164)
Stockholder distributions paid	(56,113)	(21,159)	(10,777)
Stockholder servicing fees	(9,420)	(2,856)	(1,225)
Offering costs paid	(13,236)	(1,042)	(42)
Borrowing under mortgage note payable	124,700	—	—
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Borrowings under repurchase agreements	1,856,718	2,397,025	193,678
Repayments under repurchase agreements	(2,001,450)	(1,617,517)	(68,218)
Borrowings under credit facilities	1,276,366	529,190	31,000
Repayments under credit facilities	(1,164,574)	(330,000)	(31,000)
Proceeds from issuance of collateralized loan obligations	2,603,545	1,575,418	—
Repayment of collateralized loan obligations	(135,880)	—	—
Payment of deferred financing costs	(42,964)	(20,922)	(1,357)
Proceeds from issuance of preferred stock	—	—	125

Net cash provided by financing activities	3,850,466	3,198,607	257,313

Total increase (decrease) in cash, cash equivalents and restricted cash	115,810	67,934	(60,281)
Cash, cash equivalents and restricted cash at beginning of year	85,808	17,874	78,155

Cash, cash equivalents and restricted cash at end of year	$201,618	$85,808	$17,874
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$157,484	$20,866	$9,343

Accrued stockholder servicing fee	$59,240	$32,971	$9,191

Distributions payable	$6,817	$2,943	$1,122

Reinvestment of stockholder distributions	$56,215	$15,537	$5,431

Payable for shares repurchased	$60,488	$4,227	$1,530

Loan principal payments held by servicer	$922	$—	$15,722

Offering cost payable to FS Real Estate Advisor	$—	$1,335	$—

Mortgage obligations issued by securitization trusts, at fair value	$291,193	$—	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of December 31, 2022. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.
Reclassifications:
Certain amounts in the consolidated financial statements as of and for the year ended December 31, 2021 have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2022. The reclassifications did not affect the Company’s financial position, results of operations, or cash flows.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation:
Financial Accounting Standards
Board
, or FASB, Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (an entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. When the Company consolidated its securitization VIE, the third party ownership interests are reflected as VIE liabilities in the Company’s consolidated balance sheet because the beneficial interests payable to these third parties are legally issued in the form of debt. The Company’s presentation of net income attributes earnings to controlling and non-controlling
interests. See Note 10 for additional discussion of the Company’s VIEs.
Cash, Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of December 31, 2022 and 2021, the Company’s investment in overnight institutional money market funds was $164,547 and $0, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$183,665	$46,798
Restricted cash	17,953	39,010

Total cash, cash equivalents and restricted cash	$201,618	$85,808

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
Incom
e Trust, Inc.
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
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place
leases is recorded as an adjustment to rental operations, net, on the Company’s consolidated statements of operations.
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

The Company’s management reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since the impairment model considers real estate properties to be “long-lived assets to be held and used,” cash flows to determine whether an asset has been impaired are undiscounted. Accordingly, the Company’s strategy of holding properties over the long term

8
3

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the periods presented, no such impairment occurred.
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
instruments.
The Company elected the fair value option for initial and subsequent recognition of the assets and liabilities of its consolidated securitization mortgage loans held in securitization trusts and the related CMBS investments. Interest income and interest expense associated with these loans are presented separately on the consolidated statements of operations.
The Company separately presents the assets and liabilities of its consolidated securitization loans as individual line items on its consolidated balance sheets. The liabilities of its consolidated securitization loans consist solely of obligations to the bondholders of the related trusts, and are thus presented as a single line item entitled “Mortgage obligations issued by securitization trusts.” The assets of its consolidated securitization loans consist principally of loans. These assets in the aggregate are likewise presented as a single line item entitled “Mortgage loans held in securitization trusts.” The residual difference shown on its consolidated statements of operations in the line item “Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts” represents the Company’s beneficial interest in the mortgage loans.
The securitization mortgage loan assets as a whole can only be used to settle the obligations of the consolidated mortgage loans. The assets of the Company’s securitization mortgage loans are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.
The securitization mortgage loans in which the Company invests are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization mortgage loans, the Company maximizes the use of observable inputs over unobservable inputs.
Liabilities of the consolidated mortgage obligations:
The Company’s consolidated mortgage obligations generally represent bonds that are not owned by the Company directly. The majority of these are either traded in the marketplace or can be analogized to similar securities that are traded in the marketplace. For these liabilities, pricing is considered to be Level 2, where the valuation is based upon quoted prices for similar instruments traded in active markets. The Company generally utilizes third party pricing service providers for valuing these liabilities. In order to determine whether to utilize the valuations provided by third parties, the Company conducts an ongoing evaluation of their valuation methodologies and processes, as well as a review of the individual valuations themselves. In evaluating third party pricing for reasonableness, the Company considers a variety of factors, including market transaction information for the particular bond, market transaction information for bonds within the same trust, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
For the minority portion of the Company’s consolidated mortgage obligations which consist of unrated or non-investment
grade bonds that are not owned by the Company directly, pricing may be either Level 2 or Level 3. If independent third party pricing similar to that noted above is available, the Company considers the valuation to be Level 2. If such third party pricing is not available, the valuation is generated from model-based techniques that use significant unobservable assumptions, and the Company considers the valuation to be

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Level 3. For mortgage obligations classified as Level 3, valuation is determined based on discounted expected future cash flows which take into consideration expected duration and yields based on market transaction information, ratings, subordination levels, vintage and current market spread. Mortgage obligations may shift between Level 2 and Level 3 of the fair value hierarchy if the significant fair value inputs used to price the mortgage obligations become or cease to be observable.
Assets of the consolidated mortgage loans:
The individual assets of a mortgage loan are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Because the Company’s methodology for valuing these assets does not value the individual assets of a mortgage loan, but rather uses the value of the mortgage obligations as an indicator of the fair value of mortgage loan assets as a whole, the Company has determined that its valuations of mortgage loan assets in their entirety should be classified in Level 3 of the fair value hierarchy.
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

Deferred Financing Costs:
Deferred financing costs include issuance and other costs related to
the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations, repurchase agreements, and mortgage note payable are recorded as a reduction in the net book value of the related liability on the Company’s consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facilities and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.

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
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2022, the Company incurred offering costs of $20,517, which were paid on its behalf by FS Investments (see Note 7).
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
The Company’s qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of the Company’s assets and the sources of its income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2022 and 2021, the Company was in compliance with all REIT requirements.
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
The Company consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2022, 2021, and 2020, the Company recorded a current income ta
x of $1,251, $614 and $103, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. As of December 31, 2022, tax years 2019 through 2022 remain subject to examination by taxing authorities.
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any interest or penalties and none are accrued at December 31, 2022 or 2021.
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
The valuation of the Company’s interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU
2016-13.
ASU
2016-13
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
will replace the current incurred loss model under existing guidance with a current expected credit loss (“CECL”) model for instruments measured at amortized cost and require entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount, as they do today under the other than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. In November 2019, the FASB issued ASU
2019-10,
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
The Company has completed the development of its credit loss model and has implemented policies, systems and controls required for the implementation and ongoing management of CECL. Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The Company’s credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. The Company expects to record a cumulative effect adjustment to retained earnings totaling approximately $43,523 at adoption on January 1, 2023. The Company currently does not have any provision for loan losses recorded on the consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable
The following table details overall statistics for the Company’s loans receivable portfolio as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Number of loans	142	102
Principal balance	$7,350,271	$3,843,110
Net book value	$7,350,315	$3,841,868
Unfunded loan commitments (1)	$574,510	$414,818
Weighted-average cash coupon (2)	+3.83%	+3.68%
Weighted-average all-in yield (2)	+3.90%	+3.73%
Weighted-average maximum maturity (years) (3)	4.0	4.5

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)
The Company’s floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers, however, loans may be repaid prior to such date.
For the years ended December 31, 2022 and 2021, the activity in the Company’s loan portfolio was as follows:

	For the Year Ended December 31,
	2022	2021
Balance at beginning of period	$3,841,868	$700,149
Loan fundings	4,141,859	3,500,362
Loan repayments	(636,594)	(358,714)
Amortization of deferred fees on loans	4,023	1,190
Exit and extension fees received on loans receivable	(841)	(1,119)

Balance at end of period	$7,350,315	$3,841,868

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,439,830	61%	$2,192,346	57%
Hospitality	792,305	11%	223,847	6%
Office	755,797	10%	430,084	11%
Retail	424,374	6%	277,044	7%
Industrial	369,551	5%	348,071	9%
Self Storage	317,861	4%	236,921	6%
Various	156,031	2%	65,910	2%
Mixed Use	94,566	1%	67,645	2%

Total	$7,350,315	100%	$3,841,868	100%

	December 31, 2022		December 31, 2021
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,719,093	51%	$2,270,087	59%
West	1,487,391	20%	637,142	17%
Northeast	1,326,408	18%	646,761	16%
Various	507,105	7%	65,910	2%
Midwest	310,318	4%	221,968	6%

Total	$7,350,315	100%	$3,841,868	100%

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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

9
1

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable (continued)

The following table allocates the net book value of the Company’s loans receivable, held-for-investment
portfolio based on the Company’s internal risk ratings:

	December 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	142	7,350,315	100%	102	3,841,868	100%
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	142	$7,350,315	100%	102	$3,841,868	100%

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of December 31, 2022 and 2021.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of December 31, 2022 and 2021, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon		Remaining Duration (years)
December 31, 2022
CMBS, available-for-sale	$173,207	$171,369	$45	$(11,950)	$159,464	9.18	% (1)	12.7
December 31, 2021
CMBS, available-for-sale	$44,580	$44,432	$99	$(13)	$44,518	6.58	% (2)	15.1

(1)	Calculated using the one-month LIBOR rate of 4.39% and the one-month SOFR rate of 4.36% as of December 31, 2022.
(2)	Calculating using the one-month LIBOR rate of 0.10% as of December 31, 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale
securities that were in an unrealized loss position as of December 31, 2022 and 2021, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
December 31, 2022
CMBS, available-for-sale	$150,230	756	$(11,889)	(61)
December 31, 2021
CMBS, available-for-sale	$905	—	$(13)	—
As of December 31, 2022 and 2021, there were fifteen securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of December 31, 2022 and 2021, respectively.

	Net Carrying Amount (Amortized Cost)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2022
CMBS, held-to-maturity	$68,559	—	—	$68,559
December 31, 2021
CMBS, held-to-maturity	$37,862	—	—	$37,862
The table below summarizes the maturities
of
the Company’s investments in
held-to-maturity
CMBS as of December 31,
2022:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$68,559	—	$38,435	$30,124	—

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate
Investment in real estate, net, consisted of the following as of December 31, 2022:

December 31, 2022
Building and building improvements	$120,527
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064
In-place lease intangibles	33,402

Total	194,179
Accumulated depreciation and amortization	(3,630)

Real estate, net	$190,549

No tangible or intangible assets or liabilities related to the Company’s real estate investments existed as of December 31, 2021.
The following table details the Company’s future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2022 (remaining)	$—
2023	3,814
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,134

Total	$31,185

The components of rental operations, net on the Company’s consolidated statements of operations consisted of the following:

Year Ended December 31, 2022
Rental income	$8,272
Less: depreciation and amortization	(3,630)
Less: cost of rental operations (1)	(6,015)

Rental operations, net	$(1,373)

(1)	Cost of rental operations includes $3,017 of interest expense related to the mortgage note payable.
No real estate was owned during the year ended December 31, 2021.

FS Credit Real Estate Income
Trust
, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

Acquisition
On June 23, 2022, the Company acquired a 260,000 square foot creative office building located in El Segundo, California. The following table details the purchase price allocation for the property acquired. As of December 31, 2022, this was the only property held by the Company.

Amount
Building and building improvements	$120,527
Land and land improvements	39,186
Furniture, fixtures and equipment	1,064
In-place lease intangibles	33,402

Net purchase price	$194,179

The weighted average amortization period for the acquired
in-place
lease intangibles for the property acquired during the year ended December 31, 2022 was approximately nine years.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The
following
tables present
summary
information
with respect to the
Company
’s outstanding financing arrangements as of December 31, 2022 and 2021.

	As of December 31, 2022
Arrangement (1)	Weighted Average Interest Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.55% (3)	$196,785	$—	December 18, 2036	$294,751	$295,040
2021-FL2 Notes	+1.53% (3)	646,935	—	May 5, 2038	782,767	783,381
2021-FL3 Notes	+1.51% (3)	928,483	—	November 4, 2036	1,133,769	1,135,195
2022-FL4 Notes	+2.21% (6)	837,662	—	January 31, 2039	1,081,159	1,080,953
2022-FL5 Notes	+3.05% (6)	570,112	—	June 17, 2037	689,885	689,246
2022-FL6 Notes	+2.96% (6)	566,250	—	August 19, 2037	749,837	749,502
2022-FL7 Notes	+3.35% (6)	637,592	—	October 17, 2039	814,611	814,542
		4,383,819	—		5,546,779	5,547,859
Repurchase Agreements
WF-1 Facility	+2.04% (4)	375,381	224,619	August 30, 2023	481,146	480,371
GS-1 Facility	+ 2.40% (5)	34,519	315,481	January 26, 2023	48,276	47,846
RBC Facility	+ 1.39%	55,934	—	N/A	85,707	79,274
BB-1 Facility	+2.14% (6)	186,139	513,861	February 22, 2024	236,783	236,462
MS-1 Facility	+2.86% (7)	108,263	41,737	October 13, 2025	141,312	140,787
NTX-1 Facility	(4)	—	187,500	November 10, 2024	—	—

		760,236	1,283,198		993,224	984,740
Revolving Credit Facilities
MM-1 Facility	+2.14% (7)(8)	310,982	689,018	September 20, 2029	439,431	439,051
Barclays Facility	(9)	—	310,000	August 1, 2025	—	—
		310,982	999,018		439,431	439,051
Mortgage Loan
Natixis Loan	+2.15% (7)	124,700	2,000	July 9, 2025	158,963	192,039
Total		$5,579,737	$2,284,216		$7,138,397	$7,163,689

(1)	The amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00 % floor.
(4)	Benchmark rate is subject to a 0.00 % floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00 % floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.00 % floor.
(8)	The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(9)
Borrowings under the Barclays Facility bear interest,
at the Company’s election
, at either a base rate plus a spread of
1.25
% per annum or
one-,
three- or
six-month
Term SOFR plus a spread of
2.25
% per annum and a credit spread adjustment of
0.10
% per annum.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	As of December 31, 2021
Arrangement (1)	Weighted Average Interest Rate (2)	Amount Outstanding	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	+1.41% (3)	$327,665	$—	December 18, 2036	$424,665	$424,877
2021-FL2 Notes	+1.53% (3)	646,935	—	May 5, 2038	740,083	741,226
2021-FL3 Notes	+1.50% (3)	928,483	—	November 4, 2036	1,133,620	1,135,775

		1,903,083	—		2,298,368	2,301,878
Repurchase Agreements
WF-1 Facility	+1.50% (4)	218,912	131,088	August 30, 2022	225,276	225,181
GS-1 Facility	+2.21% (5)	212,005	37,995	January 26, 2022	212,677	212,574
BB-1 Facility	+1.64%	442,535	7,465	February 22, 2024	444,261	444,375
RBC Facility	+1.21%	31,516	—	N/A	—	—

		904,968	176,548		882,214	882,130
Revolving Credit Facility
CNB Facility	+2.25% (6)	6,000	49,000	June 7, 2023	—	—
MM-1 Facility	+2.10% (3)	193,190	6,810	September 20, 2029	193,076	193,346

		199,190	55,810		193,076	193,346

Total		$3,007,241	$232,358		$3,373,658	$3,377,354

(1)	The amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR.
(3)	USD LIBOR is subject to a 0.00% floor.
(4)
USD LIBOR is subject to a 0.00% floor. As of December 31, 2021, six transactions under the
WF-1
facility
wer
e using term SOFR as the
bench
mark
 rate, subject to the rates specified in their applicable transaction confirmations.

(5)	USD LIBOR is subject to a 0.50% floor. GS-1 and Goldman Sachs, may mutually agree on rates outside this range or a different LIBOR floor on an asset by asset basis.
(6)	USD LIBOR is subject to a 0.50% floor.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2022 were $4,560,400 and 3.83%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2021 were $1,346,445 and 1.69%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2022 and 2021.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement’s respective maturity date. The following table sets forth the Company’s repayment schedule for secured financings outstanding as of December 31, 2022 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations (1)	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2023	$23,115	$409,900	$—	$—	$433,015
2024	59,761	186,139	—	—	245,900
2025	—	108,263	—	124,700	232,963
2026	113,909	—	—	—	113,909
Thereafter	4,187,034	55,934	310,982	—	4,553,950

Total	$4,383,819	$760,236	$310,982	$124,700	$5,579,737

(1)
The allocation of repayments under the Company’s collateralized loan obligations is
based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.

Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include
2019-FL1,
2021-FL2,
2021-FL3,
2022-FL4,
2022-FL5,
2022-FL6
and
2022-FL7
(collectively, the “CLOs”). The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of December 31, 2022
Collateralized Loan Obligation	Total Loans	Principal Balance
2019-FL1 Notes	14	$294,990
2021-FL2 Notes	27	782,978
2021-FL3 Notes	29	1,134,028
2022-FL4 Notes	24	1,081,420
2022-FL5 Notes	23	690,000
2022-FL6 Notes	24	750,000
2022-FL7 Notes	21	814,814

Total	162	$5,548,230

Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company’s CLOs on its consolidated balance sheets.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	December 31,
	2022	2021
Face value	$4,383,819	$1,903,083
Unamortized deferred financing costs	(34,983)	(16,701)
Unamortized discount	(12,135)	—

Net book value	$4,336,701	$1,886,382

Repurchase Agreements
The Company has entered into, and maintains in effect eight repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the
“WF-1
Facility”), Goldman Sachs (the
“GS-1
Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the
“BB-1
Facility”), Morgan Stanley Bank, N.A. (the
“MS-1
Facility”), Natixis, New York Branch (the
“NTX-1
Facility”), Lucid Prime Fund LLC (the “Lucid Facility”). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company’s repurchase facilities on its consolidated balance sheets.

	December 31,
	2022	2021
Face value	$760,236	$904,968
Unamortized deferred financing costs	(3,420)	(1,958)

Net book value	$756,816	$903,010

Revolving Credit Facilities
The Company has entered into, and maintains in effect, two revolving credit facilities, the Barclays Facility and the
MM-1
Facility.
On August 1, 2022, the Company, as borrower, entered into a senior secured revolving credit facility (the “Barclays Facility”) with Barclays, as administrative agent, and the lenders party thereto for the purpose of financing the operating expenses and general corporate purposes of the Company and its subsidiaries.
On September 20, 2021, FS CREIT Finance
MM-1
LLC, an indirect wholly-owned, special-purpose financing subsidiary of the Company, entered into a loan and servicing agreement for the purposes of financing

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

the acquisition and origination of commercial mortgage loan assets meeting specified eligibility criteria and concentration limits, pay transaction costs and fund distributions to FS CREIT Finance Holdings, LLC (and ultimately to the Company).
The Company incurred deferred financing costs in connection with each revolving credit facility, which costs are being amortized to interest expense over the life of that facility. The following table details the net book value of the Company’s revolving credit facilities on its consolidated balance sheets.

	December 31,
	2022	2021

Face value	$310,982	$199,190
Unamortized deferred financing costs	(12,438)	(2,888)

Net book value	$298,544	$196,302

Mortgage Loan
Natixis Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of 555 Aviation (see Note 5). The maximum amount of financing under the facility as of December 31, 2022 is $
126,700
. The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility.
The following table details the net book value of the Company’s mortgage loan on its consolidated balance sheets.

December 31, 2022
Face value	$124,700
Unamortized deferred financing costs	(2,132)

Net book value	$122,568

Note 7. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto, and the Dealer Manager
Base Management Fee
Pursuant to the fourth amended and restated advisory agreement dated as of December 1, 2022 or the New Advisory Agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25%
of the NAV for the Company’s Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company’s base management fee, the Company will use its NAV before giving effect to accruals for such fee, the performance fee, the administrative services fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense
.
No
base management fee is paid on the Company’s Class F or Class Y shares.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

Performance Fee
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
Method of Payment
Pursuant to the advisory agreement, the base management fee and performance fee may be paid, at FS Real Estate Advisor’s election, in (i) cash, (ii) Class I shares, (iii) performance-contingent rights Class I share awards, or Class I PCRs, or (iv) any combination of cash, Class I shares or Class I PCRs.
Under the Class I PCR agreement entered into between the Company, FS Real Estate Advisor and Rialto, or the Adviser Entities, the PCR Agreement, management and performance fees may be payable to the Adviser Entities in the form of Class I PCRs to the extent that distributions paid to stockholders in the applicable fiscal quarter exceed the Company’s Adjusted Core Earnings. “Adjusted Core Earnings” means: the net income (loss) attributable to stockholders, computed in accordance with GAAP, including (i) realized gains (losses) not otherwise included in GAAP net income (loss), (ii) stockholder servicing fees, and (iii) reimbursements for organization and offering expenses, and excluding
(A) non-cash
equity compensation expense,
(B) non-cash
equity based administration fees, (C) depreciation and amortization, (D) any unrealized gains or losses or other similar non-cash
items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and
(E) one-time
events

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

pursuant to changes in GAAP and certain material
non-cash
income or expense items. Thereafter, Class I PCRs may become issuable in the form of Class I shares upon the achievement of the following conditions in any fiscal quarter following the initial issuance of the Class I PCRs, together, the Performance Conditions: (a) Adjusted Core Earnings for the quarter exceed distributions paid to stockholders during such quarter (such difference, the “Excess Distributable Income”) and (b) the annualized distribution yield on the Class I Shares (measured over such quarter) is at least at the yield target determined by management given then-current market conditions, the Yield Target. The initial Yield Target will be a 6.0% annualized yield on the Class I shares.
On the last day of any fiscal quarter in which the Company achieves the Performance Conditions (the “Performance Achievement Date”), the Company will issue to the Adviser Entities the number of Class I shares equal in value to the Excess Distributable Income for such quarter in respect of any outstanding Class I PCRs. The Adviser Entities, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the PCR Agreement for a period of six (6) months from the date of issuance. Thereafter, upon ten days’ written notice to the Company by the Adviser Entities, the Company must repurchase any Class I shares requested to be repurchased by the Adviser Entities at the then current transaction price per Class I share; provided that no repurchase shall be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law. If, prior to the Performance Achievement Date, (i) the New Advisory Agreement is terminated in accordance with Section 12(b) of the New Advisory Agreement (other than Section 12(b)(iii) thereof) or (ii) the sub-advisory
agreement is terminated in accordance with Section 9(b) thereof (other than Section 9(b)(v) thereof), any rights related to the Class I PCRs evidenced thereby by the terminated party as of the date of such termination shall immediately vest and the Company shall issue the number of Class I shares issuable upon such vesting. If, prior to the Performance Achievement Date, either of the Adviser Entities resigns as the adviser or sub-adviser,
respectively, of the Company, then any rights related to the Class I PCRs evidenced thereby as of the date of such resignation shall remain outstanding and Class I shares issuable in respect thereof shall be issued upon achievement of the Performance Conditions.
Administrative Services Fee
On December 1, 2022, the Company and FS Real Estate Advisor entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), which amends and restates the Third Amended and Restated Advisory Agreement, dated December 15, 2021, to replace the reimbursement of administrative service expenses with an administrative services fee equal to
1.0
% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. Under the Advisory Agreement, the administrative services fee will be payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
FS Real Estate Advisor may elect, at a later date, to have the Company repurchase some or all of the Class I shares issued to the Adviser in accordance with the Advisory Agreement, including Class I shares issued pursuant to any Class I RSUs, at a per share price equal to the then-current Class I share transaction price. Such Class I shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

reduction or penalty for an early repurchase, provided that the approval of the Company’s independent directors is required for any repurchase request of FS Real Estate Advisor or Rialto , for Class I shares received as payment for advisory fees that, when combined with any stockholder repurchase requests submitted through the Company’s share purchase plan, would cause the Company to exceed the monthly and quarterly repurchase limitations of its share repurchase plan. The FS Real Estate Advisor will have no registration rights with respect to such Class I shares. Any such Class I shares and Class I RSUs issued to Rialto will have the same rights and conditions as those issued to FS Real Estate Advisor.
Prior to December 1, 2022, the Company reimbursed FS Real Estate Advisor and Rialto for their actual costs incurred in providing administrative services to the Company. FS Real Estate Advisor and Rialto are required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations.
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
Class I Restricted Stock Unit Agreement
On December 1, 2022, the Company, FS Real Estate Advisor and Rialto entered into the Class I Restricted Stock Unit Agreement (the “Class I RSU Agreement”). Pursuant to the Class I RSU Agreement, and in accordance with the Advisory Agreement, the administrative services fee will be payable quarterly in arrears on the last day of each quarter in the cash equivalent number of Class I RSUs based on the then-current Class I share transaction price as of the last day of such quarter. On the last day of each quarter, the Company will issue to FS Real Estate Advisor and Rialto the cash equivalent number of Class I RSUs to which each is entitled. Class I RSUs will vest ratably on the first calendar day of the month following the one, two and three-year anniversary of the applicable grant date, provided that (i) 100% of the Adviser’s Class I RSUs will immediately vest upon the nonrenewal or termination of the Advisory Agreement pursuant to Section 12(b)(ii), Section 12(b)(iii) or Section 12(b)(iv) thereof; (ii) 100% of the
Sub-Adviser’s
Class I RSUs will immediately vest upon the nonrenewal or termination of the sub-advisory
agreement between FS Real Estate Advisor and Rialto (the
“Sub-Advisory
Agreement”) pursuant to Section 9(b)(i), Section 9(b)(iii), Section 9(b)(iv), Section 9(b)(v) or Section 9(b)(vi) thereof; (iii) 100% of the Adviser’s unvested Class I RSUs will be automatically forfeited upon termination of the Advisory Agreement pursuant to Section 12(b)(i) thereof; and (iv) 100% of the
Sub-Adviser’s
unvested Class I RSUs will be automatically forfeited upon termination of the
Sub-Advisory
Agreement pursuant to Section 9(b)(ii) thereof. If FS Real Estate Advisor and Rialto resigns as the Company’s adviser or sub-adviser,
respectively, then any rights related to the Class I RSUs evidenced thereby as of the date of such resignation will remain outstanding and Class I shares issuable in respect thereof will be issued upon the applicable vesting date. If the Company declares a cash distribution on the Class I shares underlying unvested Class I RSUs, then the Company will credit the account of FS Real Estate Advisor and Rialto with the applicable distribution equivalents, which will be subject to the same vesting and forfeiture restrictions as the Class I RSUs. FS Real Estate Advisor and Rialto, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the Class I RSU Agreement for a period of six months from the date of issuance. Thereafter, upon ten days’ written notice to the Company the Company must repurchase any
Class I

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

shares requested to be repurchased by FS Real Estate Advisor and Rialto at the most recently published transaction price per Class I share; provided that no repurchase will be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law.
Origination Fees
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to
1.0
% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the years ended December 31, 2022, 2021 and 2020, $
36,778
, $
30,845
, and $
3,798
, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company. FS Real Estate Advisor engaged personnel employed by FS Investments to negotiate, structure and provide other special services with respect to an upsize of the
MM-1
facility. During the years ended December 31, 2022, 2021, and 2020, $
3,250
, $
0
and $
0
, respectively, in capital markets fees were paid to affiliates of the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of
$
20,517 for the period from November 7, 2016 (Inception) to December 31, 2022. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised. During the year ended December 31, 2022, the Company paid $11,902 to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2022, $6,197 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory
agreement during the years ended December 31, 2022, 2021 and 2020:

			Year Ended December 31,
Related Party	Source Agreement	Description	2022	2021	2020
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$23,352	$7,024	$2,949
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$8,828	$1,373	$1,219
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$12,825	$4,556	$2,426
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee (4)	$2,072	$—	$—
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$3,250	$—	$—
Rialto Capital Management	Sub-Advisory Agreement	Valuation Services Fees (5)	$412	$220	$101

(1)
During the year ended December 31, 2022, FS Real Estate Advisor received $6,221 in cash and $11,409 of performance contingent rights were issued as payment for management fees. During the year ended December 31, 2021, $5,177 in cash and $915 in performance contingent rights, and in 2020 $476 in cash, of base management fees were paid to FS Real Estate Advisor. As of December 31, 2022, $7,523 in base management fees were payable to FS Real Estate Advisor.

(2)
During the years ended December 31, 2022, 2021 and 2020, $4,461, $1,284 and $176, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2022, $4,772 in performance fees were payable to FS Real Estate Advisor.

(3)
During the years ended December 31, 2022, 2021 and 2020, $12,582, $4,139 and $2,284, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying consolidated statements of operations.

(4)
On December 1, 2022, the Company’s method for reimbursing administrative services expense was replaced with an administrative services fee equal to 1.0%
of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions.

(5)	During the years ended December 31, 2022, 2021 and 2020, $431, $116, and $91 in valuation fees were paid by the Company to Rialto.
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
The Company will cease paying stockholder servicing fees with respect to any Class D, Class M, Class S and Class T shares held in a stockholder’s account at the end of the month in which the total underwriting compensation from the upfront selling commissions, dealer manager fees and stockholder servicing fees, as applicable, paid with respect to such account would e xceed 1.25%, 7.25%, 8.75% and 8.75%,
respectively (or a lower limit for shares sold by certain participating broker-dealers or financial institutions) of the gross proceeds from the sale of shares in such account. These amounts are referred to as the sales charge cap. At the end of such month that the sales charge cap is reached, each Class D, Class M, Class S or Class T share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2022 and 2021, the Company accrued $107,692 and $48,514, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to December 31, 2022, the Company acc
rued $6,444 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $605 in reimbursements for the year ended December 31, 2022. During the period from September 13, 2017 (Commencement of Operations) to December 31, 2022, the Company received $5,839 in cash reimbursements from FS Real Estate Advisor. As of December 31, 2022, the Company had $605 of reimbursements due from FS Real Estate Advisor and Rialto.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

During the year ended December 31, 2022, $2,832 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2022, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
December 31, 2022	$605	$—	$605	$—	December 31, 2024
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
As of December 31, 2022, the ownership in the Company’s Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $21,073 and $393, respectively.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholder’s Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2022, 2021 and 2020:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	1,475,155	141,116	981,836	1,351,587	322,602	1,357,818	1,230,360	6,860,474
Issuance of common stock	—	—	281,353	4,656,388	252,499	823,387	1,341,270	7,354,897
Reinvestment of distributions	29,036	—	35,289	74,149	10,674	34,439	32,774	216,361
Redemptions of common stock	(591,722)	(4,000)	(48,685)	(288,049)	(19,762)	(230,322)	(487,739)	(1,670,279)
Transfers in or out	—	—	(4,135)	(15,435)	(19,715)	(14,283)	54,863	1,295

Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	165,006	16,943,127	147,732	1,355,103	9,068,080	28,522,707
Reinvestment of distributions	30,439	—	39,365	360,278	13,397	49,675	126,922	620,076
Redemptions of common stock	(33,638)	(74,127)	(37,860)	(256,640)	(14,551)	(92,799)	(481,437)	(991,052)
Transfers in or out	(6,392)	—	(4,792)	(1,684)	(50,714)	(406,282)	481,594	11,730

Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	224,184	35,574,767	172,484	2,062,901	25,559,784	63,594,120
Reinvestment of distributions	29,603	—	43,048	1,284,235	15,009	77,027	789,270	2,238,192
Redemptions of common stock	(74,771)	—	(71,276)	(4,760,663)	(42,579)	(215,053)	(3,926,987)	(9,091,329)
Transfers in or out	—	—	(2,455)	(13,724)	(44,077)	(156,539)	222,410	5,615

Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholder’s Equity (continued)

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2019	$36,419	$3,548	$23,616	$31,429	$8,015	$31,757	$30,367	$165,151
Issuance of common stock	—	—	7,077	118,049	6,352	20,767	33,048	185,293
Reinvestment of distributions	725	—	886	1,877	268	868	807	5,431
Redemptions of common stock	(14,766)	(99)	(1,224)	(7,273)	(496)	(5,797)	(11,977)	(41,632)
Transfers in or out	—	—	(104)	(391)	(496)	(361)	1,352	—
Accrued stockholder servicing fees (1)	—	—	(280)	(8,986)	(70)	(1,080)	—	(10,416)

Balance as of December 31, 2020	22,378	3,449	29,971	134,705	13,573	46,154	53,597	303,827
Issuance of common stock	—	20,749	4,134	427,901	3,708	33,564	222,290	712,346
Reinvestment of distributions	763	—	986	9,097	336	1,246	3,108	15,536
Redemptions of common stock	(843)	(1,827)	(948)	(6,476)	(365)	(2,332)	(11,781)	(24,572)
Transfers in or out	(160)	—	(120)	(43)	(1,274)	(10,197)	11,794	—
Accrued stockholder servicing fees (1)	—	—	(161)	(34,034)	(33)	(1,599)	—	(35,827)

Balance as of December 31, 2021	22,138	22,371	33,862	531,150	15,945	66,836	279,008	971,310
Issuance of common stock	—	—	5,596	896,258	4,310	51,698	624,315	1,582,177
Reinvestment of distributions	740	—	1,074	32,334	375	2,433	19,259	56,215
Redemptions of common stock	(1,870)	—	(1,778)	(119,792)	(1,064)	(5,388)	(95,772)	(225,664)
Transfers in or out	—	—	(61)	(345)	(1,100)	(3,926)	5,432	—
Accrued stockholder servicing fees (1)	—	—	(220)	(65,260)	(49)	(3,131)	—	(68,660)

Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378

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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholder’s Equity (continued)

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any
12-month
period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 9,091,329, 991,052 and 1,670,279, respectively, of shares of common stock under its share repurchase plan representing a total of $225,664, $24,572 and $41,632, respectively. In December 2022, the Company received repurchase requests equal to 2.53% of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the fourth quarter of 2022 equaled 5.54% of the Company’s aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company’s board of directors, including all of its independent directors, has unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for December 2022 and its 5% quarterly repurchase limitation for the fourth quarter of 2022 such that 100% of share repurchase requests timely received in December 2022 and the fourth quarter of 2022 were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2022 or 2021.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholder’s Equity (continued)

The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2022:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 28, 2022	$0.1610	$0.1610	$0.1173	$0.1173	$0.1288	$0.1288	$0.1350
February 25, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
March 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
April 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
May 27, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
June 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
July 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
August 30, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
September 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
October 28, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
November 29, 2022	0.1610	0.1610	0.1173	0.1173	0.1288	0.1288	0.1350
December 29, 2022	0.1696	0.1696	0.1259	0.1259	0.1374	0.1374	0.1436

Total	$1.9406	$1.9406	$1.4162	$1.4162	$1.5542	$1.5542	$1.6286

The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Distributions:
Paid or payable in cash	$59,987	$22,980	$11,230
Reinvested in shares	56,215	15,537	5,431

Total distributions	$116,202	$38,517	$16,661

Source of distributions:
Cash flows from operating activities	$116,202	$38,517	$16,661
Offering proceeds	—	—	—

Total sources of distributions	$116,202	$38,517	$16,661

Net cash provided by operating activities (1)	$154,518	$38,583	$21,777

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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholder’s Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. The Company has elected to increase the distribution rate across all share classes, effective with the payment of December’s distribution. The Company’s board of directors previously authorized regular monthly cash distributions for January 2023 through March 2023 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Month	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
February 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
March 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
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
The following table shows the character of distributions on a tax basis the Company paid on a percentage basis during the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Ordinary income (1)	100%	98%	100%
Non-taxable return of capital	—	—	—
Capital gain	0%	2%	—

Total	100%	100%	100%

(1)
During the years ended December 31, 2022, 2021, and 2020,
non-qualifying
dividends were 100%, 94%
,
and 100%, respectively, of total distributions, and qualifying dividends were 0%, 4%
,
and 0%, respectively, of total distributions.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities available-for-sale	$159,464	$—	$159,464	$—	$44,518	$—	$44,518	$—
Mortgage loans held in securitization trusts, at fair value	324,263	—	—	324,263	—	—	—	—
Interest rate cap	4,616	—	4,616	—	—	—	—	—

Total	$488,343	$—	$164,080	$324,263	$44,518	$—	$44,518	$—

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$291,193	—	$291,193	—	—	—	—	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using level 3 inputs to determine fair value for the year ended December 31, 2022:

Mortgage loans held in securitization trusts, at fair value
Fair value at beginning of period	$—
Accretion of discount (amortization of premium)	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(86)
Purchases	—
Sales and repayments	—
Issuances	—
Transfer into Level 3	—
Transfers out of Level 3	—
Consolidation of securitization trusts	324,349
Deconsolidation of securitization trusts	—

Fair value at end of period	$324,263

Amount of unrealized gains (losses) attributable to assets still held at December 31, 2022
Included in earnings	$(86)
Included in OCI	—

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As of December 31, 2022, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2022, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from

9.80
%
to
11.79
% (weighted average blended yield of 10.51%) and a life of 1.8 to 4.3 years (weighted average life of 3.36 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2022			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$201,618	$201,618	$201,618	$85,808	$85,808	$85,808
Loans receivable, held-for-investment (1)	$7,350,315	$7,350,271	$7,339,105,000	$3,841,868	$3,843,110	$3,844,685
Mortgage-backed securities held-to-maturity	$68,559	$80,300	$68,559	$37,862	$50,300	$37,862
Financial Liabilities
Repurchase agreements (2)	$756,816	$760,236	$760,236	$903,010	$904,968	$904,968
Credit facilities	$298,544	$310,982	$310,982	$196,960	$199,190	$199,190
Collateralized loan obligations (2)(3)	$4,336,701	$4,371,684	$4,371,684	$1,886,382	$1,903,083	$1,903,083
Mortgage note payable (2)	$122,568	$124,700	$124,700	—	—	—

(1)	Book value of loans receivable represents the face amount, net of unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs and discount.
(3)	Face value represents the face amount, net of discount.
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations, collateralized loan obligations, and mortgage obligations are measured using unobservable inputs, or Level 3 inputs.
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elect ed
the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of December 31, 2022, the fair value and unpaid principal balance of the CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $33,069 and $36,469, respectively. As a result of the consolidation of the mortgage loans, the total fair value

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

balance of $324,263 represents the company’s economic interest in the asset. The vast majority of this fair value (all except $33,069 at December 31, 2022) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company’s consolidated variable interest entities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Assets:
Restricted cash	$—	$37,364
Loans receivable, held-for-investment	5,546,779	2,298,367
Interest receivable	24,144	5,154
Other assets	853	6,625
Mortgage loans held in securitization trusts, at fair value	324,263	—

Total assets	$5,896,039	$2,347,510

Liabilities
Collateralized loan obligations, net	$4,336,701	$1,886,382
Interest payable	12,631	1,357
Other liabilities	473	205
Mortgage obligations issued by securitization trusts, at fair value	291,193	—

Total liabilities	$4,640,998	$1,887,944

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
Investment Securities
Mortgage loans and obligations held in securitization trusts consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary. The mortgage obligations initially represent investment securities on the balance sheet
(pre-consolidation).
Upon consolidation of the mortgage loans and obligations, the associated investment securities are eliminated, as is the interest income related to those securities.
The inclusion of the assets and liabilities of the mortgage loans and obligations in which the Company is deemed the primary beneficiary has no economic effect on the Company. Its exposure to the obligations of

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)

mortgage loans and obligations held in securitization is generally limited to its investment in these entities. The Company is not obligated to provide, nor has provided, any financial support for any of these consolidated structures.
Non-Consolidated
Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations’ economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity
or
available-for-sale
debt securities that are included on the Company’s consolidated balance sheets and are part of the Company’s ongoing other-than-temporary impairment review. The Company’s maximum exposure to loss of the securities are limited to its book value of $228,023 as of December 31, 2022.
The Company is not obligated to provide, nor has it provided financial support to these consolidated and non-consolidated
mortgage loans and obligations.

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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company’s derivative instrument as of December 31, 2022. The Company did not hold any interest rate caps as of December 31, 2021.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value (1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$4,616

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Derivative Instrument (continued)

(1)	Included in Other assets in the Company’s consolidated balance sheets.
The following table details the fair value of the Company’s derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Year Ended December 31, 2022
			2022	2021

Interest Rate Cap	Unrealized Gain	(1)	$650	$—

(1)	Included in Other income (loss) in the Company’s consolidated statements of operations.
Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to December 31, 2022 through the issuance of the consolidated financial statements.
NTX-1
Facility
On January 3, 2023, the
NTX-1
Facility’s repurchase agreement was amended to increase the maximum amount of financing available from $187,500 to $250,000.
Lucid Facility
On January
11
, 2023, FS CREIT Investments LLC (“FS CREIT Investments”), a wholly-owned subsidiary of the Company, and Lucid Prime Fund LLC (“Lucid”), entered into a master repurchase agreement which will enable FS CREIT Investments to execute repurchase transactions of securities and financial instruments with Lucid. The master repurchase agreement establishes standardized legal and administrative terms for repurchase transactions, but does not dictate economic terms, such as price, payment, margin, and duration. The economic terms of each repurchase transaction will be negotiated on a transaction-by-transaction
basis. In addition, the Company entered into a guarantee agreement whereby the Company provides a full guarantee of amounts due under the Lucid Facility.
GS-1 Facility
On
January 26, 2023, the
GS-1
Facility’s repurchase agreement was amended to extend the availability period to March 27, 2023. After the end of the availability period, FS CREIT Finance
GS-1
LLC may exercise an option to commence a
one-year
amortization period, so long as certain conditions are met. During the amortization period, certain changes to the terms of the
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility. In connection with the amendment, the maximum amount of financing available was increased from $250,000 to $350,000 with a temporary additional increase to $500,000 that was available until the closing of the CLO issuance on March 31, 2022.
On March 17, 2023, the GS-1 Facility’s repurchase agreement was amended to extend the availability period to January 25, 2025. The maximum amount of financing available was increased from $350,000 to $450,000.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events (continued)

BMO-1
Facility
On March 3, 2023, FS CREIT Finance
BMO-1
LLC
(“BMO-1”),
an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement (the
“BMO-1
Repurchase Agreement”), as seller, with Bank of Montreal, as buyer, to finance the acquisition and origination of (i) whole, performing mortgage loans and mortgage notes secured by a first lien on multifamily, retail, office, hotel, self-storage or industrial property or mixed-use
property and (ii) participation interests in such performing mortgage loans. In connection with the
BMO-1
Repurchase Agreement, the Company entered into a limited guaranty pursuant to which the Company guarantees

25
%
of
BMO-1’s
obligations under the
BMO-1
Repurchase Agreement, subject to limitations specified therein. The guaranty may become full recourse to the Company upon the occurrence of certain events, including willful bad acts by the Company or
BMO-1.

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2022
(in thousands)

The material terms of the Twelfth Amendment to Master Repurchase Agreement described above is qualified in its entirety by the agreement attached as Exhibit 10.1 to this Current Report on Form
8-K
and incorporated herein by reference.

Loan Type (1)	Description	Location	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Senior loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+ 3.30%	2027	I/O	$—	$338,160	$338,108

						—	338,160	338,108

Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+ 2.80% - 4.75%	2024 - 2027	I/O	—	4,059,218	4,059,897
Senior loans	Hospitality	Various	+ 4.15% - 5.35%	2023 - 2027	I/O	—	791,937	792,305
Senior loans	Office	Various	+ 3.70% - 5.75%	2026 - 2027	I/O	—	755,681	755,797
Senior loans	Retail	Various	+ 3.60% - 4.50%	2023 - 2027	I/O	—	424,362	424,374
Senior loans	Industrial	Various	+ 3.00% - 4.30%	2026 - 2027	I/O	—	351,461	351,449
Senior loans	Self Storage	Various	+ 3.20% - 4.50%	2024 - 2026	I/O	—	318,459	317,861
Senior loans	Various	Santa Barbara, CA	+ 3.65%	2027	I/O	—	90,000	89,986
Senior loans	Mixed Use	Various	+ 3.50% - 5.00%	2024 -2025	I/O	—	67,700	67,811

						—	6,858,818	6,859,480

Total senior loans						—	7,196,978	7,197,588

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loan	Various	Various	Fixed 10.00%	2026	I/O	—	66,633	66,045
Mezzanine loan	Multifamily	Various	+ 7.61% - 11.00% Fixed 7.50%	2026 -2027	I/O	—	41,803	41,825
Mezzanine loan	Mixed Used	Queens, NY	+ 6.50%	2027	I/O	—	26,755	26,755
Mezzanine loan	Industrial	Various	Fixed 10.00%	2030	I/O	—	18,102	18,102

Total mezzanine loans						—	153,293	152,727

Total loans						$—	$7,350,271	$7,350,315

(1)	Loan is not delinquent with respect to principal or interest.
(2)	Maximum maturity assumes all extension options are exercised by the borrower.
(3)	I/O = interest only.

The following table reconciles mortgage loans on real estate for
the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$3,841,868	$700,149	$406,645
Additions during period:
Loan fundings	4,141,859	3,500,362	358,384
Amortization of deferred fees and expenses on loans	4,023	1,190	876
Deductions during period:
Collections of principal	(636,594)	(358,714)	(65,289)
Exit and extension fees received on loans receivable	(841)	(1,119)	(467)

Balance at end of period	$7,350,315	$3,841,868	$700,149

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that we would meet our disclosure obligations.

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

As of December 31, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified a material weakness in the operation of our internal control over the evaluation of consolidation accounting of certain investments in mortgage-backed securities on a timely basis during the 2022 interim periods. A compensating annual control operated effectively for the period ended December 31, 2022, however, the material weakness cannot be considered remediated until the interim control has been determined to be operating effectively for a sufficient period of time. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows of the Company as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

(1)	The following financial statements are set forth in Item 8:

(2)	The following financial statement schedule is set forth in Item 8:

Page
Schedule IV—Mortgage Loans on Real Estate	120

(3)	See b. below.

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

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017.

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A of the Registrant’s Prospectus, as field by the Registrant with the SEC on November 7, 2022).

4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as field by the Registrant with the SEC on October 19, 2022).

4.3*	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.3	Independent Directors Restricted Share Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.4	Master Repurchase and Securities Contract dated as of August 30, 2017 between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.5	Guarantee Agreement dated as of August 30, 2017 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

10.6	Mortgage Loan Purchase and Sale Agreement dated as of September 13, 2017 between Rialto Mortgage Finance, LLC and FS CREIT Originator LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 19, 2017).

10.7	Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018).

10.8	Guarantee Agreement dated as of January 26, 2018 made by FS Credit Real Estate Investment Trust, Inc. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 1, 2018).

10.9	Amendment No. 1 to Master Repurchase and Securities Contract dated as of April 26, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018).

10.10	Amendment No. 1 to Guarantee Agreement dated as of April 26, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2018).

10.11	Fourth Amended and Restated Advisory Agreement, dated December 1, 2022, by and between FS Credit Real Estate Income Trust, Inc. and FS Real Estate Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 7, 2022).

10.12*	Amended and Restated Independent Director Compensation Policy.

10.13	Second Amended and Restated Expense Limitation Agreement, dated December 1, 2022, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 7, 2022).

10.14	First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of June 6, 2018 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 11, 2018).

10.15	Amendment No. 2 to Master Repurchase and Securities Contract dated as of July 24, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on July 30, 2018).

10.16	Amendment No. 3 to Master Repurchase and Securities Contract dated as of November 30, 2018 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019).

10.17	Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 20, 2019 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2019).

10.18	Amendment No. 4 to Master Repurchase and Securities Contract dated as of August 1, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 6, 2019).

10.19	Loan and Security Agreement dated as of August 22, 2019 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 23, 2019).

10.20	Amendment No. 5 to Master Repurchase and Securities Contract dated as of August 29, 2019 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 29, 2019).

10.21	Indenture dated as of December 5, 2019 among FS Rialto 2019-FL1 Issuer, Ltd., FS Rialto 2019-FL1 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 11, 2019).

10.22	First Amendment to Loan and Security Agreement dated as of December 4, 2019 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.23	Third Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and First Amendment to Guarantee Agreement dated as of December 19, 2019 among FS CREIT Finance GS-1 LLC, Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.24	Fourth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and First Amendment to Fee Letter dated as of February 18, 2020 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.25	Second Amendment to Loan and Security Agreement, dated as of March 23, 2020 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 27, 2020).

10.26	Amendment No. 3 to Guarantee Agreement, dated as of August 3, 2020 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.27	Second Amendment to Guarantee Agreement, dated as of August 3, 2020 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.28	Amendment No. 6 to Master Repurchase and Securities Contract dated as of August 27, 2020, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 1, 2020).

10.29	Third Amendment to Loan and Security Agreement, dated as of December 23, 2020, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 30, 2020).

10.30	Amendment No. 2 to Guarantee Agreement dated as of August 29, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.31	Fifth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 11, 2020 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.32	Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 21, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 29, 2021).

10.33	Amendment No. 7 to Master Repurchase and Securities Contract dated as of July 30, 2021 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.34	Amendment No. 8 to Master Repurchase and Securities Contract dated as of February 11, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.35	Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.37 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.36	Eighth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 17, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 23, 2021).

10.37	Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.38	Master Repurchase Agreement dated as of February 22, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.39	Guaranty Agreement dated as of February 22, 2021 made by FS Credit Real Estate Investment Trust, Inc. in favor of Barclays Bank, PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.40	First Amendment to Master Repurchase Agreement dated as of May 20, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.42 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.41	Second Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement dated as of July 30, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 11, 2021).

10.42	Third Amendment to Master Repurchase Agreement dated as of October 7, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.44 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.43	First Amendment to Guaranty Agreement dated as of December 17, 2021 between FS Credit Real Estate Investment Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.44	Fourth Amendment to Master Repurchase Agreement dated as of January 18, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.45	Fifth Amendment to Master Repurchase Agreement dated as of February 16, 2022 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.47 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.46	Fourth Amendment to Loan and Security Agreement dated as of June 7, 2021 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 10, 2021).

10.47	Fifth Amendment to Loan and Security Agreement dated as of December 21, 2021 among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, and City National Bank (incorporated by reference to Exhibit 10.49 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.48	Loan and Servicing Agreement dated as of September 20, 2021 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 24, 2021).

10.49	First Amendment to Loan and Servicing Agreement dated as of February 23, 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.51 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.50	Indenture dated as of May 5, 2021 among FS Rialto 2021-FL2 Issuer, Ltd., FS Rialto 2021-FL2 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on May 11, 2021).

10.51	Indenture dated as of November 4, 2021 among FS Rialto 2021-FL3 Issuer, Ltd., FS Rialto 2021-FL3 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 10, 2021).

10.52	Master Repurchase Agreement dated as of March 2, 2020 between Royal Bank of Canada and FS CREIT Investments LLC (incorporated by reference to Exhibit 10.54 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.53	Amendment No. 4 to Guarantee Agreement dated as of July 30, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.54	Amendment No. 5 to Guarantee Agreement dated as of December 17, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.56 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.55	Third Amendment to Guarantee Agreement dated as of September 22, 2020 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.57 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.56	Fourth Amendment to Guarantee Agreement dated as of December 17, 2021 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.58 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.57	Second Amendment to Loan and Servicing Agreement dated as of March 4, 2022 among FS CREIT Finance MM-1 LLC, FS CREIT Finance Holdings, LLC, Massachusetts Mutual Life Insurance Company and the other lenders from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 7, 2022).

10.58	Amended & Restated Performance-Contingent Class I Share Right Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 14, 2022).

10.59	Indenture dated as of March 31, 2022, by and among FS Rialto 2022-FL4 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association, and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 6, 2022).

10.60	Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Mass Mutual (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

10.61	Sixth Amendment to Loan and Security Agreement dated as of May 5, 2022, among FS Credit Real Estate Income Trust, Inc., FS CREIT Finance Holdings LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on May 9, 2022).

10.62	Amendment No. 9 to Master Repurchase and Securities Contract dated as of May 12, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 16, 2022).

10.63	Sixth Amendment to Master Repurchase Agreement dated as of June 7, 2022, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.64	Second Amendment to Guaranty dated as of June 7, 2022, between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.65	Indenture dated as of June 16, 2022, by and among FS Rialto 2022-FL5 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 21, 2022).

10.66	Credit Agreement, dated as of August 1, 2022 by and among FS Credit Real Estate Income Trust, Inc., Barclays, as the administrative agent, certain subsidiaries of FS CREIT, as guarantors, the lenders from time to time party thereto, Barclays and City National Bank as lead arrangers and bookrunners, City National Bank as syndication agent, and M&T Bank and Wells Fargo Bank, National Association as co-documentation agents (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 9, 2022).

10.67	Indenture dated as of August 25, 2022, by and among FS Rialto 2022-FL6 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2022).

10.68	Amendment No. 10 to Master Repurchase and Securities Contract dated as of September 30, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 5, 2022).

10.69	Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 between FS CREIT Finance MS-1 LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.70	Guaranty dated as of October 13, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.71	Master Repurchase Agreement and Securities Contract Agreement dated as of November 10, 2022 between FS CREIT Finance NTX-1 LLC, and Natixis, New York Branch (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.72	Guaranty dated as of November 10, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Natixis, New York Branch (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.73	Class I Restricted Stock Unit Agreement, dated December 1, 2022, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 7, 2022).

10.74	Indenture dated as of December 7, 2022, by and among FS Rialto 2022-FL7 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 13, 2022).

10.75	Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

10.76	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.77	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.78	Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.79*	Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC.

10.80*	Guaranty dated as of January 11, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Lucid Prime Fund LLC.

10.81	Master Repurchase Agreement dated as of March 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.82	Guaranty dated as of March 3, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Bank of Montreal (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.83	Twelfth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guarantee Agreement, dated as of March 17, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 22, 2023).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Policy with Respect to Repurchase of Adviser and Sub-Adviser Class I Shares (incorporated by reference to Exhibit 99.1 of the Registrant’s Registation Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Date: March 31, 2023	/s/ MICHAEL C. FORMAN
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

Date: March 31, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 31, 2023	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 31, 2023	/s/ RYAN BOYER
Ryan Boyer Director

Date: March 31, 2023	/s/ JAMES W. BROWN
James W. Brown Director

Date: March 31, 2023	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

Date: March 31, 2023	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date: March 31, 2023	/s/ JOHN A. FRY
John A. Fry Director

Date: March 31, 2023	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date: March 31, 2023	/s/ DAVID SCHIFF
David Schiff Director