Form 10-Q
period 2023-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2023-05-15
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
.
As of May 8, 2023 there were 789,126 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,585,085 outstanding shares of Class T common stock, 61,450,482 outstanding shares of Class S common stock, 807,047 outstanding shares of Class D common stock, 4,785,978 outstanding shares of Class M common stock and 41,749,809 outstanding shares of Class I common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$87,938	$183,665
Restricted cash	34,619	17,953
Loans receivable, held-for-investment, net of credit loss allowances of $41,020 and $0	7,739,675	7,350,315
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $656 and $0	72,618	68,559
Mortgage-backed securities available-for-sale, at fair value	158,167	159,464
Reimbursement due from sponsor	87	605
Investment in real estate, net	188,725	190,549
Receivable for investments sold and repaid	25,423	922
Interest receivable	34,472	32,240
Other assets	13,214	9,281
Mortgage loans held in securitization trusts, at fair value	324,933	324,263

Total assets (1)	$8,679,871	$8,337,816

Liabilities
Collateralized loan obligations, net	$4,339,449	$4,336,701
Repurchase agreements payable, net	424,403	756,816
Credit facilities payable, net	838,262	298,544
Mortgage note payable, net	122,568	122,568
Due to related party	110,634	107,692
Interest payable	22,553	19,379
Payable for shares repurchased	32,270	60,488
Other liabilities	28,852	27,278
Mortgage obligations issued by securitization trusts, at fair value	291,818	291,193

Total liabilities (1)	6,210,809	6,020,659

Commitments and contingencies (See Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 795,462 and 857,710 issued and outstanding, respectively	8	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,590,912 and 1,600,878 issued and outstanding, respectively	16	16
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 57,924,436 and 54,908,336 issued and outstanding, respectively	579	549
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 748,497 and 742,999 issued and outstanding, respectively	7	7
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,758,945 and 4,645,072 issued and outstanding, respectively	48	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 38,790,679 and 34,011,164 issued and outstanding, respectively	388	340
Additional paid-in capital	2,503,225	2,314,639
Accumulated other comprehensive income (loss)	(13,195)	(11,906)
Retained earnings (accumulated deficit)	(22,023)	13,448

Total stockholders’ equity	2,469,062	2,317,157

Total liabilities and stockholders’ equity	$8,679,871	$8,337,816

(1)
The March 31, 2023 and December 31, 2022 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of March 31, 2023 and December 31, 2022, assets of the VIEs totaled $5,895,460 and $5,896,039, respectively, and liabilities of the VIEs totaled $4,643,132 and $4,640,998, respectively. See Note 10 for further details.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net interest income
Interest income	$173,803	$45,984
Less: Interest expense	(99,814)	(16,215)
Interest income on mortgage loans held in securitization trusts	3,687	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(3,023)	—

Net interest income	74,653	29,769

Other expenses
Management fee	7,876	3,845
Performance fee	5,611	152
General and administrative expenses	9,777	3,543
Less: Expense limitation	(87)	—
Add: Expense recoupment to sponsor	—	1,310

Net other expenses	23,177	8,850

Other income (loss)
(Increase) decrease in current expected credit loss reserve	(1,286)	—
Income (loss) from rental operations, net	(81)	—
Net change in unrealized gain on interest rate cap	(988)	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	6	—

Total other income (loss)	(2,349)	—

Net income before taxes	49,127	20,919
Income tax expense	(550)	—

Net income	48,577	20,919
Preferred stock dividends	(4)	(4)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$48,573	$20,915

Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$0.46	$0.40

Weighted average common stock outstanding - basic and diluted	104,482,396	52,065,664

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$48,577	$20,919
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(1,289)	(411)

Total other comprehensive income (loss)	(1,289)	(411)

Comprehensive income	$47,288	$20,508

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended March 31, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	43	—	2	58	248,353	—	—	248,456
Distributions declared	—	—	—	—	—	—	—	—	—	(42,523)	(42,523)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	3	20,620	—	—	20,628
Redemptions of common stock	(1)	—	—	(18)	—	—	(13)	(78,803)	—	—	(78,835)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,107)	—	—	(6,107)
Offering costs	—	—	—	—	—	—	—	(1,869)	—	—	(1,869)
Restricted stock units issued	—	—	—	—	—	—	—	6,392	—	—	6,392
Net income	—	—	—	—	—	—	—	—	—	48,577	48,577
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,289)	—	(1,289)
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)

Balance as of March 31, 2023	$8	$9	$16	$579	$7	$48	$388	$2,503,225	$(13,195)	$(22,023)	$2,469,062

Three Months Ended March 31, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	—	105	1	3	72	449,842	—	—	450,023
Distributions declared	—	—	—	—	—	—	—	—	—	(19,537)	(19,537)
Proceeds from distribution reinvestment plan	—	—	—	2	—	—	1	9,371	—	—	9,374
Redemptions of common stock	—	—	—	(4)	—	—	(5)	(24,165)	—	—	(24,174)
Stockholder servicing fees	—	—	—	—	—	—	—	(21,629)	—	—	(21,629)
Offering costs	—	—	—	—	—	—	—	(3,401)	—	—	(3,401)
Performance contingent rights issued	—	—	—	—	—	—	—	3,642	—	—	3,642
Net income	—	—	—	—	—	—	—	—	—	20,919	20,919
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(411)	—	(411)

Balance as of March 31, 2022	$9	$9	$14	$331	$7	$32	$182	$1,383,218	$(325)	$4,665	$1,388,142

(1)	Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.
See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$48,577	$20,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	—	3,642
Restricted stock units	6,392	—
Amortization of deferred fees on loans and debt securities	(6,292)	(830)
Amortization of deferred financing costs and discount	4,902	1,803
Increase in current expected credit loss reserve	1,286	—
Net unrealized gain on valuation of interest rate cap	988	—
Depreciation and amortization	1,831	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(6)	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	518	—
Interest receivable	(2,232)	(3,299)
Other assets	(4,921)	(883)
Due to related party	—	1,248
Interest payable	3,174	424
Other liabilities	(413)	(1,295)

Net cash provided by (used in) operating activities	53,804	21,729

Cash flows used in investing activities
Origination and fundings of loans receivable	(483,905)	(1,041,768)
Principal collections from loans receivable, held-for-investment	30,421	234,475
Exit and extension fees received on loans receivable, held-for-investment	120	300
Purchases of mortgage-backed securities available-for-sale	—	(36,909)
Principal repayments of mortgage-backed securities available-for-sale	28	37
Purchases of mortgage-backed securities held-to-maturity	—	(30,000)
Capital improvements to real estate	(7)	—

Net cash provided by (used in) investing activities	(453,343)	(873,865)

Cash flows from financing activities
Issuance of common stock	248,456	450,023
Redemptions of common stock	(107,053)	(16,917)
Stockholder distributions paid	(21,043)	(9,182)
Stockholder servicing fees	(3,165)	(1,498)
Offering costs paid	(1,869)	(3,401)
Borrowings under repurchase agreements	16,649	722,251
Repayments under repurchase agreements	(348,750)	(827,407)
Borrowings under credit facilities	677,018	88,780
Repayments under credit facilities	(138,000)	(230,205)
Proceeds from issuance of collateralized loan obligations	—	842,662
Repayment of collateralized loan obligations	(362)	(63,175)
Payment of deferred financing costs	(1,403)	(10,360)

Net cash provided by (used in) financing activities	320,478	941,571

Total increase (decrease) in cash, cash equivalents and restricted cash	(79,061)	89,435
Cash, cash equivalents and restricted cash at beginning of period	201,618	85,808

Cash, cash equivalents and restricted cash at end of period	$122,557	$175,243

Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$91,738	$13,988

Accrued stockholder servicing fee	$2,942	$20,131

Distributions payable	$7,669	$3,924

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Reinvestment of stockholder distributions	$20,628	$9,374

Payable for shares repurchased	$32,270	$11,484

Loan principal payments held by servicer	$25,423	$—

Mortgage obligations issued by securitization trusts, at fair value	$291,818	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of March 31, 2023. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
Reclassifications:
Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2023.
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
The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

reassesses its VIE determination with respect to an entity on an ongoing basis. For the Company’s consolidated securitization VIEs, the third party ownership interests are reflected as liabilities in the Company’s consolidated balance sheet because the beneficial interests payable to these third parties are legally issued in the form of debt. The Company’s presentation of net income attributes earnings to controlling and non-controlling
interests. Refer to Note 10 for additional discussion of the Company’s VIEs.
Cash, Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of March 31, 2023 and 2022, the Company’s investment in overnight institutional money market funds was $73,439 and $0, respectively. The Company’s uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company’s collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2023	2022
Cash and cash equivalents	$87,938	$155,381
Restricted cash	34,619	19,862

Total cash, cash equivalents and restricted cash	$122,557	$175,243

Loans Receivable:
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale
and are carried at the lower of amortized cost or fair value. The Company’s held-for-sale securities are subject to the adoption of ASU 2016-13, as discussed below.
Mortgage-backed Securities:
The Company designates its mortgage-backed securities as
held-to-maturity
or
available-for-sale
depending on the investment strategy and ability to hold such securities to maturity. Mortgage-backed securities are classified as held-to-maturity
when the Company intends to, and has the ability to hold until maturity.
Held-to-maturity
securities are stated at amortized cost on the consolidated balance sheets. Mortgage-backed securities the Company does not hold for the purpose of selling in the near-term or may dispose of prior to maturity, are classified as available-for
sale and are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income. The Company’s held-to-maturity
securities are subject to the adoption of ASU
2016-13,
as discussed below.
Credit Losses:
ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU
2016-13,
became effective for the Company on January 1, 2023. ASU
2016-13
significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaces the previous incurred loss model with a current expected credit loss (“CECL”) model for instruments measured at amortized cost. The CECL model applies to the Company’s loans receivable, held-for-investment
and its mortgage-backed securities
held-to-maturity
which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC Topic 326, the Company has elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on its consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
CECL requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. The Company provides specific loan-level inputs which include loan-to-value,
principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates, and property net operating income. The Company also considers qualitative and environmental factors, including, but not limited to, macroeconomic forecasts and business conditions and trends, concentration of credit and changes in the level of such concentrations. The reasonable and supportable forecast period is followed by an immediate reversion period back to historical loss rates.
The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other liabilities on its consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for its outstanding loan balances, and changes in this component of the CECL reserve will similarly impact its consolidated net income.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

For both the funded and unfunded portions of its loans, the Company considers its internal risk rating of each loan as the primary credit quality indicator underlying the assessment. FS Real Estate Advisor and Rialto perform a quarterly review of the Company’s portfolio of loans. In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value
ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a
5-point
scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk

2	Low Risk

3	Medium Risk

4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss

5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company records the impairment as a component of its CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
The Company adopted ASU
2016-13
using the modified-retrospective method for all financial assets measured at amortized cost. Prior to its adoption, the Company had no loan loss provisions on its consolidated balance sheets. The Company recorded a cumulative-effect adjustment to the opening retained earnings in its unaudited consolidated statement of changes in equity as of January 1, 2023. The following table details the impact of this adoption:

Impact of ASU 2016-13 Adoption
Assets:
Loans receivable, held-for-investment
Senior loans	$35,456
Mezzanine loans	3,963

CECL reserve on Loans receivable, held-for-investment	39,419

CECL reserve on Mortgage-backed securities held-to-maturity	939
Liabilities:
Other liabilities
CECL reserve on unfunded loan commitments	1,163

Total impact of 2016-13 adoption on retained earnings	$41,521

Separate provisions of ASC Topic 326 apply to the Mortgage-backed securities available-for-sale,
which are carried at fair value with unrealized gains and losses reported as a component of Accumulated other comprehensive income (loss). The Company is required to establish an initial credit loss allowance for those securities that are purchased with credit deterioration (“PCD”) by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis. As of the January 1, 2023 effective date, no such credit loss allowance gross-up
was required on
available-for-sale
debt securities with PCD.
Real Estate:
In accordance with the guidance for business combin
a
tions, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. The guidance for business

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

combinations states that when substantially all the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. The one property acquisition to date has been accounted for as an asset acquisition.
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
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place
leases is recorded as an adjustment to rental operations, net, on the Company’s unaudited consolidated statements of operations.
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
instruments.
The Company elected the fair value option for initial and subsequent recognition of the assets and liabilities of its consolidated securitization mortgage loans held in securitization trusts and the related CMBS investments. Interest income and interest expense associated with these loans are presented separately on the unaudited consolidated statements of operations.
The Company separately presents the assets and liabilities of its consolidated securitization loans as individual line items on its consolidated balance sheets. The liabilities of its consolidated securitization loans consist solely of obligations to the bondholders of the related trusts, and are thus presented as a single line item entitled “Mortgage obligations issued by securitization trusts.” The assets of its consolidated securitization loans consist principally of loans. These assets in the aggregate are likewise presented as a single line item entitled “Mortgage loans held in securitization trusts.” The residual difference shown on its unaudited consolidated statements of operations in the line item “Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts” represents the Company’s beneficial interest in the mortgage loans.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

For the minority portion of the Company’s consolidated mortgage obligations which consist of unrated or non-investment
grade bonds that are not owned by the Company directly, pricing may be either Level 2 or Level 3. If independent third party pricing similar to that noted above is available, the Company considers the valuation to be Level 2. If such third party pricing is not available, the valuation is generated from model-based techniques that use significant unobservable assumptions, and the Company considers the valuation to be Level 3. For mortgage obligations classified as Level 3, valuation is determined based on discounted expected future cash flows which take into consideration expected duration and yields based on market transaction information, ratings, subordination levels, vintage and current market spread. Mortgage obligations may shift between Level 2 and Level 3 of the fair value hierarchy if the significant fair value inputs used to price the mortgage obligations become or cease to be observable.
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
Offering Costs:
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2023, the Company incurred offering costs of $21,504, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes
: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties and none are accrued at March 31, 2023.
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
Earnings Per Share:
The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class
method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units’ participation rights in undistributed earnings. As of March 31, 2023 and December 31, 2022, the effects of the two-class
method on basic and diluted EPS were not material to the Company’s consolidated financial statements.
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
The valuation of the Company’s interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023, the Company assessed the significance of the impact of the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Note 3. Loans Receivable, net
The following table details overall statistics for the Company’s loans receivable portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022

Number of loans	144	142

Principal balance	$7,781,224	$7,350,271

Net book value	$7,739,675	$7,350,315

Unfunded loan commitments (1)	$549,869	$574,510

Weighted-average cash coupon (2)	+3.83%	+3.83%

Weighted-average all-in yield (2)	+3.90%	+3.90%

Weighted-average maximum maturity (years) (3)	3.7	4.0

(1)	The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)
The Company’s floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in
yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the three months ended March 31, 2023 and 2022, the activity in the Company’s loan portfolio, was as follows:

	For the Three Months Ended March 31,
	2023	2022
Loans receivable at beginning of period	$7,350,315	$3,841,868
Loan fundings	483,905	1,041,768
Loan repayments	(54,922)	(234,475)
Amortization of deferred fees on loans	1,517	683
Exit and extension fees received on loans receivable	(120)	(300)

Loans receivable at end of period	7,780,695	4,649,544
CECL reserve	(41,020)	—

Loans receivable, net, at end of period	$7,739,675	$4,649,544

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company’s loans receivable, held-for-investment
portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,473,489	57%	$4,439,830	61%
Hospitality	894,287	11%	792,305	11%
Office	762,156	10%	755,797	10%
Industrial	665,303	9%	369,551	5%
Retail	428,125	6%	424,374	6%
Self Storage	318,165	4%	317,861	4%
Various	142,858	2%	156,031	2%
Mixed Use	96,312	1%	94,566	1%

Loans receivable at end of period	7,780,695	100%	7,350,315	100%

CECL reserve	(41,020)		—

Loans receivable, net, at end of period	$7,739,675		$7,350,315

	March 31, 2023 (Unaudited)		December 31, 2022
Geographic Location (1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,732,042	48%	$3,719,093	51%
West	1,464,339	19%	1,487,391	20%
Northeast	1,431,948	18%	1,326,408	18%
Various	837,207	11%	507,105	7%
Midwest	315,159	4%	310,318	4%

Loans receivable at end of period	7,780,695	100%	7,350,315	100%

CECL reserve	(41,020)		—

Loans receivable, net, at end of period	$7,739,675		$7,350,315

(1)	As defined by the United States Department of Commerce, Bureau of the Census.
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
The following table allocates the net book value of the Company’s loans receivable, held-for-investment
portfolio based on the Company’s internal risk ratings:

	March 31, 2023 (Unaudited)			December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	142	7,699,219	99%	142	7,350,315	100%
4	2	81,476	1%	—	—	—
5	—	—	—	—	—	—

Loans receivable at end of period	144	7,780,695	100%	142	7,350,315	100%

CECL reserve		(41,020)			—

Loans receivable, net, at end of period		$7,739,675			$7,350,315

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

The Company did not have any impaired loans,
non-accrual
loans, or loans in maturity default within the loans receivable, held-for-investment
portfolio as of March 31, 2023 and December 31, 2022.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects the Company’s current estimate of potential credit losses related to the loans and debt securities included in its consolidated balance sheets. The CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. The Company has identified senior loans and mezzanine loans as pools within its loans receivable portfolio. Refer to Note 2 for further discussion of the Company’s CECL reserve.
The following table presents the Company’s activity in its CECL reserve for funded loans by investment pool for the three months ended March 31, 2023:

	March 31, 2023 (Unaudited)
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase in CECL reserve	1,223	378	1,601

CECL reserve as of March 31, 2023	$36,679	$4,341	$41,020

The Company’s initial CECL reserve against its loans receivable portfolio of $39,419 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on its unaudited consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded a $
1,601 increase in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $41,020 as of March 31, 2023.
The Company’s primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loan portfolio as of March 31, 2023 by year of origination, investment pool, and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination March 31, 2023 (Unaudited)
Senior loans	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	410,034	3,891,730	3,011,687	83,417	82,112	49,528	7,528,508
4	—	44,944	36,532	—	—	—	81,476
5	—	—	—	—	—	—	—

Total senior loans	$410,034	$3,936,674	$3,048,219	$83,417	$82,112	$49,528	$7,609,984

Mezzanine loans 1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	29,329	55,409	52,871	33,102	—	—	170,711
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—

Total mezzanine loans	$29,329	$55,409	$52,871	$33,102	$—	$—	$170,711

Total loans receivable 1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	439,363	3,947,139	3,064,558	116,519	82,112	49,528	7,699,219
4	—	44,944	36,532	—	—	—	81,476
5	—	—	—	—	—	—	—

Total loans receivable	$439,363	$3,992,083	$3,101,090	$116,519	$82,112	$49,528	$7,780,695

CECL reserve							(41,020)

Loans receivable, net							$7,739,675

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2023, the Company had unfunded commitments of $549,869. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments. The following table presents the activity in the CECL reserve related to its unfunded loan commitments by investment pool for the three months ended March 31, 2023:

	Unfunded Commitments CECL Reserve March 31, 2023 (Unaudited)
	Senior Loans	Mezzanine Loans	Total
Unfunded Loan Commitments
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Decrease in CECL reserve	(33)	1	(32)

CECL reserve as of March 31, 2023	$1,096	$35	$1,131

The Company’s initial CECL reserve against its unfunded loan commitments of $1,163 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on the unaudited consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded a $
32 decrease in expected credit loss reserve against its unfunded loan commitments, bringing the Company’s total CECL reserve on its unfunded loan commitments to $1,131 as of March 31, 2023.
Note 4. Mortgage Backed Securities
Mortgage-backed securities,
available-for-sale
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale
are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income.
The table below summarizes various attributes of the Company’s investments in available-for-sale
CMBS as of March 31, 2023 and December 31, 2022, respectively.

			Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Fair Value	Coupon		Remaining Duration (years)
March 31, 2023 (Unaudited)
CMBS, available-for-sale	$173,178	$171,361	$13	$(13,207)	$158,167	9.74	% (1)	12.4
December 31, 2022
CMBS, available-for-sale	$173,207	$171,369	$45	$(11,950)	$159,464	9.18	% (2)	12.7

(1)	Calculated using the one-month LIBOR rate of 4.86% and the one-month SOFR rate of 4.80% as of March 31, 2023.
(2)	Calculated using the one-month LIBOR rate of 4.39% and the one-month SOFR rate of 4.36% as of December 31, 2022.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale
securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
March 31, 2023 (Unaudited)
CMBS, available-for-sale	$107,750	$41,970	$(4,011)	$(9,196)
December 31, 2022
CMBS, available-for-sale	$150,230	$756	$(11,889)	$(61)
As of March 31, 2023 and December 31, 2022, there were fifteen securities and fifteen securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities,
held-to-maturity
The table below summarizes various attributes of the Company’s investments in held-to-maturity
CMBS as of March 31, 2023 and December 31, 2022, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2023 (Unaudited)
CMBS, held-to-maturity	$73,274	$(656)	$72,618	—	$(124)	$73,150
December 31, 2022
CMBS, held-to-maturity	$68,559	—	68,559	—	—	$68,559
The following table presents the activity in the Company’s CECL reserve for held-to-maturity
CMBS as of March 31, 2023:

March 31, 2023 (Unaudited)
CMBS, held-to-maturity
CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Decrease in CECL reserve	(283)

CECL reserve as of March 31, 2023	$656

The table below summarizes the maturities of the Company’s investments in held-to-maturity
CMBS as of March 31, 2023 and December 31, 2022, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
March 31, 2023 (Unaudited)
CMBS, held-to-maturity	$73,274	—	$43,150	$30,124	—
December 31, 2022
CMBS, held-to-maturity	$68,559	—	$38,435	$30,124	—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate
Investment in real estate, net, consisted of the following as of March 31, 2023:

	March 31, 2023 (Unaudited)	December 31, 2022
Building and building improvements	$120,527	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,409	33,402

Total	194,186	194,179
Accumulated depreciation and amortization	(5,461)	(3,630)

Real estate, net	$188,725	$190,549

The following table details the Company’s future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2023 (remaining)	$2,849
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,134

Total	$30,220

The components of rental operations, net on the Company’s unaudited consolidated statements of operations consisted of the following as of March 31, 2023:

	Three Months Ended March 31,
	2023	2022
Rental income	$4,975	$—
Less: depreciation and amortization	(1,831)	—
Less: cost of rental operations (1)	(3,225)	—

Rental operations, net	$(81)	$—

(1)	Cost of rental operations includes $1,436 of interest expense related to the mortgage note payable.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)
Arrangement	Weighted Average Spread (2)		Amount Outstanding (1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.54	% (3)	$196,423	$—	December 18, 2036	$294,761	$294,998
2021-FL2 Notes	+1.53	% (3)	646,935	—	May 5, 2038	746,795	746,215
2021-FL3 Notes	+1.51	% (3)	928,483	—	November 4, 2036	1,133,801	1,133,761
2022-FL4 Notes	+2.21	% (6)	837,662	—	January 31, 2039	1,080,113	1,079,869
2022-FL5 Notes	+3.05	% (6)	570,112	—	June 17, 2037	681,818	681,169
2022-FL6 Notes	+2.96	% (6)	566,250	—	August 19, 2037	749,851	749,843
2022-FL7 Notes	+3.35	% (6)	637,592	—	October 17, 2039	814,625	814,647

			4,383,457	—		5,501,764	5,500,502

Repurchase Agreements
WF-1 Facility	+1.94	% (4)	122,715	477,285	August 30, 2023	160,142	159,817
GS-1 Facility	+2.40	% (5)	34,519	415,481	January 26, 2025	51,146	50,494
RBC Facility	+1.41%		38,608	—	N/A	58,080	52,721
BB-1 Facility	+2.08	% (6)	108,209	591,791	February 22, 2024	142,462	142,560
MS-1 Facility	+2.86	% (7)	108,263	41,737	October 13, 2025	141,313	141,350
NTX-1 Facility	(4)		—	250,000	November 10, 2024	—	—
BMO-1 Facility	(4)		—	25,000	March 1, 2024	—	—
Lucid Facility	+1.10	% (5)	15,821	—	N/A	23,845	23,509

			428,135	1,801,294		576,988	570,451

Revolving Credit Facility
MM-1 Facility	+2.14	% (7)(8)	850,000	150,000	September 20, 2029	1,209,989	1,209,293
Barclays Facility	(9)		—	310,000	August 1, 2025	—	—

			850,000	460,000		1,209,989	1,209,293

Mortgage Loan
Natixis Loan	+2.15	% (7)	124,700	2,000	July 9, 2025	158,096	190,889

Total			$5,786,292	$2,263,294		$7,446,837	$7,471,135

(1)	The amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.00% floor.
(8)	The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(9)
Borrowings under the Barclays Facility bear interest, at the Company’s election, at either a base rate plus a spread of 1.25% per annum or one-,
three- or
six-month
Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	As of December 31, 2022
Arrangement	Weighted Average Interest Rate (2)		Amount Outstanding (1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.55	% (3)	$196,785	$—	December 18, 2036	$294,751	$295,040
2021-FL2 Notes	+1.53	% (3)	646,935	—	May 5, 2038	782,767	783,381
2021-FL3 Notes	+1.51	% (3)	928,483	—	November 4, 2036	1,133,769	1,135,195
2022-FL4 Notes	+2.21	% (6)	837,662	—	January 31, 2039	1,081,159	1,080,953
2022-FL5 Notes	+3.05	% (6)	570,112	—	June 17, 2037	689,885	689,246
2022-FL6 Notes	+2.96	% (6)	566,250	—	August 19, 2037	749,837	749,502
2022-FL7 Notes	+3.35	% (6)	637,592	—	October 17, 2039	814,611	814,542

			4,383,819	—		5,546,779	5,547,859

Repurchase Agreements
WF-1 Facility	+2.04	% (4)	375,381	224,619	August 30, 2023	481,146	480,371
GS-1 Facility	+2.40	% (5)	34,519	315,481	January 26, 2023	48,276	47,846
RBC Facility	+1.39%		55,934	—	N/A	85,707	79,274
BB-1 Facility	+2.14	% (6)	186,139	513,861	February 22, 2024	236,783	236,462
MS-1 Facility	+2.86	% (7)	108,263	41,737	October 13, 2025	141,312	140,787
NTX-1 Facility	(4)		—	187,500	November 10, 2024	—	—

			760,236	1,283,198		993,224	984,740

Revolving Credit Facilities
MM-1 Facility	+2.14	% (7)(8)	310,982	689,018	September 20, 2029	439,431	439,051
Barclays Facility	(9)		—	310,000	August 1, 2025	—	—

			310,982	999,018		439,431	439,051

Mortgage Loan
Natixis Loan	+2.15	% (7)	124,700	2,000	July 9, 2025	158,963	192,039

Total			$5,579,737	$2,284,216		$7,138,397	$7,163,689

(1)	The amount outstanding under the facilities approximates their fair value.
(2)	The rates are expressed over the relevant floating benchmark rates, which include USD LIBOR, Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)	USD LIBOR is subject to a 0.00% floor.
(4)	Benchmark rate is subject to a 0.00% floor. LIBOR or SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(5)	Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(6)	USD LIBOR, Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(7)	Term SOFR is subject to a 0.00% floor.
(8)	The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(9)
Borrowings under the Barclays Facility bear interest, at the Company’s election, at either a base rate plus a spread of 1.25% per annum or one-,
three- or
six-month
Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the three months ended March 31, 2023 were $5,730,450 and 6.77%, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage
fees, for the year ended December 31, 2022 were $4,560,400 and 3.83%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2023 and December 31, 2022.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement’s respective maturity date. The following table sets forth the Company’s repayment schedule for secured financings outstanding as of March 31, 2023 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations (1)	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2023	$23,115	$122,715	$—	$—	$145,830
2024	59,399	108,209	—	—	167,608
2025	—	142,782	—	124,700	267,482
2026	113,909	—	—	—	113,909
Thereafter	4,187,034	54,429	850,000	—	5,091,463

Total	$4,383,457	$428,135	$850,000	$124,700	$5,786,292

(1)
The allocation of repayments under the Company’s collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.

Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include
2019-FL1,
2021-FL2,
2021-FL3,
2022-FL4,
2022-FL5,
2022-FL6 and
2022-FL7,
or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of March 31, 2023 (Unaudited)
Collateralized Loan Obligation	Total Loans	Principal Balance
2019-FL1 Notes	14	$294,990
2021-FL2 Notes	25	746,968
2021-FL3 Notes	29	1,134,028
2022-FL4 Notes	24	1,080,349
2022-FL5 Notes	22	681,919
2022-FL6 Notes	24	750,000
2022-FL7 Notes	21	814,814

Total	159	$5,503,068

Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company’s CLOs on its consolidated balance sheets.

	March 31,
	2023	2022
Face value	$4,383,457	$2,682,570
Unamortized deferred financing costs	(32,648)	(23,158)
Unamortized discount	(11,360)	—

Net book value	$4,339,449	$2,659,412

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
Facility”), Bank of Montreal (the
“BMO-1
Facility”), and Lucid Prime

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

Fund (the “Lucid Facility”). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
NTX-1
Facility
On January 3, 2023, the maximum amount of financing available under the NTX-1 Facility increased from $
187,500 to $250,000.
Lucid Facility
On January 11, 2023, FS CREIT Investments LLC (“FS CREIT Investments”), a wholly-owned subsidiary of the Company, and Lucid Prime Fund LLC (“Lucid”), entered into a master repurchase agreement which will enable FS CREIT Investments to execute repurchase transactions of securities and financial instruments with Lucid. The master repurchase agreement establishes standardized legal and administrative terms for repurchase transactions, but does not dictate economic terms, such as price, payment, margin, and duration. The economic terms of each repurchase transaction will be negotiated on a transaction-by-transaction
basis. In addition, the Company entered into a guarantee agreement whereby the Company provides a full guarantee of amounts due under the Lucid Facility.
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
GS-1
Facility would apply, including an increase to the rate charged on each asset financed under the
GS-1
Facility. In connection with the amendment, the maximum amount of financing available was increased from $250,000 to $350,000.
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
BMO-1
Repurchase Agreement, the Company entered into a limited guaranty pursuant to which the Company guarantees 25% of
BMO-1’s
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

	March 31,
	2023	2022
Face value	$428,135	$799,812
Unamortized deferred financing costs	(3,732)	(2,116)

Net book value	$424,403	$797,696

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

Revolving Credit Facilities
The Company has entered into, and maintains in effect, two revolving credit facilities, the Barclays Facility and the
MM-1
Facility. The Barclays Facility is utilized for purposes of financing the operating expenses and general corporate purposes of the Company and its subsidiaries. The
MM-1
Facility is utilized for the purposes of financing the acquisition and origination of commercial mortgage loan assets meeting specified eligibility criteria and concentration limits, pay transaction costs and fund distributions to FS CREIT Finance Holdings, LLC (and ultimately to the Company).
MM-1 Facility
On January 5, 2023, the MM-1 loan and servicing agreement was amended to provide capacity to include non-controlling participation interests as eligible collateral. “Non-Controlling Participation Interest” means a participation interest the Participation Agreement for which does not grant to the participant thereunder approval rights with respect to Major Decisions (as defined in the applicable Participation Agreement) of the related Loan Agreement or Underlying Loan Obligation.
The Company incurred deferred financing costs in connection with each revolving credit facility, which costs are being amortized to interest expense over the life of that facility. The following table details the net book value of the Company’s revolving credit facilities on its consolidated balance sheets.

	March 31,
	2023	2022
Face value	$850,000	$57,765
Unamortized deferred financing costs	(11,738)	(4,280)

Net book value	$838,262	$53,485

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

	March 31,
	2023	2022
Face value	$124,700	$—
Unamortized deferred financing costs	(2,132)	—

Net book value	$122,568	$—

Note 7. Related Party Transactions
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

Administrative Services Fee
On December 1, 2022, the Company and FS Real Estate Advisor entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), which amends and restates the Third Amended and Restated Advisory Agreement, dated December 15, 2021, to replace the reimbursement of administrative service expenses with an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. Under the Advisory Agreement, the administrative services fee will be payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
FS Real Estate Advisor may elect, at a later date, to have the Company repurchase some or all of the Class I shares issued to the Adviser in accordance with the Advisory Agreement, including Class I shares issued pursuant to any Class I RSUs, at a per share price equal to the then-current Class I share transaction price. Such Class I shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any reduction or penalty for an early repurchase, provided that the approval of the Company’s independent directors is required for any repurchase request of FS Real Estate Advisor or Rialto, for Class I shares received as payment for advisory fees that, when combined with any stockholder repurchase requests submitted through the Company’s share purchase plan, would cause the Company to exceed the monthly and quarterly repurchase limitations of its share repurchase plan. The FS Real Estate Advisor will have no registration rights with respect to such Class I shares. Any such Class I shares and Class I RSUs issued to Rialto will have the same rights and conditions as those issued to FS Real Estate Advisor.
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
Agreement pursuant to Section 9(b)(ii) thereof. If FS Real Estate Advisor and Rialto resigns as the Company’s adviser or sub-adviser,
respectively, then any rights related to the Class I RSUs evidenced thereby as of the date of such resignation will remain outstanding and Class I shares issuable in respect thereof will be issued upon the applicable vesting date. If the Company declares a cash distribution on the Class I shares underlying unvested Class I RSUs, then the Company will credit the account of FS Real Estate Advisor and Rialto with the applicable distribution equivalents, which will be subject to the same vesting and forfeiture restrictions as the Class I RSUs. FS Real Estate Advisor and Rialto, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the Class I RSU Agreement for a period of six months from the date of issuance. Thereafter, upon ten days’ written notice to the Company the Company must repurchase any Class I shares requested to be repurchased by FS Real Estate Advisor and Rialto at the most recently published transaction price per Class I share; provided that no repurchase will be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

Origination Fees
FS Real Estate Advisor has engaged Rialto as
sub-adviser
to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s
origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser
or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the three months ended March 31, 2023 and 2022, $3,782 and $8,944, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $21,747 for the period from November 7, 2016 (Inception) to March 31, 2023. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised. During the three months ended March 31, 2023, the Company paid $1,869 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2023, $5,315 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory
agreement during the three months ended March 31, 2023 and 2022:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2023	2022
FS Real Estate Advisor	Advisory Agreement	Base Management Fee (1)	$7,876	$3,845
FS Real Estate Advisor	Advisory Agreement	Performance Fee (2)	$5,611	$152
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses (3)	$—	$1,659
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee (4)	$6,392	$—
Rialto Capital Management	Sub-Advisory Agreement	Valuation Services Fees (5)	$112	$94

(1)
During the three months ended March 31, 2023 and 2022, FS Real Estate Advisor received $
7,527 and $1,801
, respectively, in cash as payment for management fees. As of March 31, 2023 and 2022, there were $
7,872 and $199
 base management fees payable to FS Real Estate Advisor.

(2)
During the three months ended March 31, 2023 and 2022, $4,772 and $405, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2023, there were $5,611 performance fees payable to FS Real Estate Advisor.

(3)
During the three months ended March 31, 2022, $1,522, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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

(5)	During the three months ended March 31, 2023, $107 in valuation fees were paid by the Company to Rialto.
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
Subject to the limitations described below, the Company pays FS Investment Solutions stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or by broker-dealers servicing stockholders’ accounts, referred to as servicing broker-dealers:

•
with respect to the Company’s outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of its outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal
0.85
% per annum of the NAV of such shares;

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2023 and December 31, 2022, the Company accrued $110,634 and $107,692, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company’s shares in the public offering, which provide, among other things, for the re-allowance
of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.

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
During the period from September 13, 2017 (Commencement of Operations) to March 31, 2023, the Company accrued $6,531 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $87 in reimbursements for the three months ended March 31, 2023. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2023, the Company received $6,444 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2023, the Company had $87 of reimbursements due from FS Real Estate Advisor and Rialto.
During the three months ended March 31, 2023 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
March 31, 2023	$87	$—	$87	$—	March 31, 2025
December 31, 2022	605	—	605	—	December 31, 2024

	$692	$—	$692	$—

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
As of March 31, 2023, the ownership in the Company’s Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $19,525 and $396, respectively.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders’ Equity
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2023 and 2022:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	46,865	4,420,754	51,094	266,551	5,398,504	10,183,768
Reinvestment of distributions	7,808	—	12,050	452,338	4,188	28,340	328,263	832,987
Redemptions of common stock	(60,795)	—	(25,948)	(1,795,102)	(5,673)	(33,505)	(1,261,303)	(3,182,326)
Transfers in or out	(9,261)	—	(42,933)	(61,890)	(44,111)	(147,513)	314,051	8,343

Balance as of March 31, 2023	795,462	906,648	1,590,912	57,924,436	748,497	4,758,945	38,790,679	105,515,579

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,165	110,928	1,272	6,654	128,437	248,456
Reinvestment of distributions	195	—	299	11,348	104	707	7,975	20,628
Redemptions of common stock	(1,522)	—	(645)	(45,044)	(141)	(836)	(30,647)	(78,835)
Transfers in or out	(232)	—	(1,068)	(1,551)	(1,098)	(3,682)	7,631	—
Accrued stockholder servicing fees (1)	—	—	(47)	(5,873)	(15)	(172)	—	(6,107)

Balance as of March 31, 2023	$19,449	$22,371	$38,177	$1,344,153	$18,539	$111,193	$945,638	$2,499,520

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	56,423	10,430,034	36,788	391,087	7,149,551	18,063,883
Reinvestment of distributions	7,232	—	10,254	217,866	3,651	14,706	101,382	355,091
Redemptions of common stock	—	—	(24,796)	(417,747)	(16,788)	(24,329)	(490,202)	(973,862)
Transfers in or out	—	—	(1,729)	—	(2,012)	(77,300)	83,131	2,090

Balance as of March 31, 2022	910,110	906,648	1,447,529	33,053,874	663,801	3,180,900	18,210,549	58,373,411

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	1,410	263,004	921	9,814	174,874	450,023
Reinvestment of distributions	181	—	256	5,493	91	873	2,480	9,374
Redemptions of common stock	—	—	(620)	(10,533)	(420)	(611)	(11,990)	(24,174)
Transfers in or out	—	—	(43)	—	(50)	(1,940)	2,033	—
Accrued stockholder servicing fees (1)	—	—	(54)	(21,025)	(9)	(541)	—	(21,629)

Balance as of March 31, 2022	$22,319	$22,371	$34,811	$768,089	$16,478	$74,431	$446,405	$1,384,904

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

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company’s aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company’s aggregate NAV per calendar quarter of all classes of shares then participating in the share

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders’ Equity (continued)

repurchase plan, which means that in any
12-month
period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders. During the three months ended March 31, 2023 and 2022, the Company repurchased 3,182,326 and 969,927, respectively, shares of common stock under its share repurchase plan representing a total of $78,835 and $24,076, respectively. In December 2022, the Company received repurchase requests equal to 2.53% of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the fourth quarter of 2022 equaled 5.54% of the Company’s aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company’s board of directors, including all of its independent directors, had unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for December 2022 and its 5% quarterly repurchase limitation for the fourth quarter of 2022 such that 100% of share repurchase requests timely received in December 2022 and the fourth quarter of 2022 were satisfied. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2023 or 2022, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2023:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
February 27, 2023	0.1696	0.1696	0.1259	0.1259	0.1374	0.1374	0.1436
March 30, 2023	0.1749	0.1749	0.1312	0.1312	0.1427	0.1427	0.1489

Total	$0.5141	$0.5141	$0.3830	$0.3830	$0.4175	$0.4175	$0.4361

The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Distributions:
Paid or payable in cash	$21,895	$10,163
Reinvested in shares	20,628	9,374

Total distributions	$42,523	$19,537

Source of distributions:
Cash flows from operating activities	$42,523	$19,537
Offering proceeds	—	—
Total sources of distributions	$42,523	$19,537

Net cash provided by (used in) operating activities (1)	$53,804	$21,729

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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders’ Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2023 for each class of its outstanding common stock in the net distribution amounts
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
Note 9. Fair Value of Financial Instruments
The following table presents the Company’s financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2023 (Unaudited)				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities available-for-sale	$158,167	$—	$158,167	$—	$159,464	$—	$159,464	$—
Mortgage loans held in securitization trusts, at fair value	324,933	—	—	324,933	324,263	—	—	324,263
Interest rate cap	3,628	—	3,628	—	4,616	—	4,616	—

Total	$486,728	$—	$161,795	$324,933	$488,343	$—	$164,080	$324,263

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$291,818	—	$291,818	—	$291,193	—	$291,193	—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2023:

Mortgage loans held in securitization trusts, at fair value
Fair value at beginning of period	$324,263
Accretion of discount (amortization of premium)	—
Net realized gain (loss)	6
Net change in unrealized appreciation (depreciation)	—
Purchases	—
Sales and repayments	—
Issuances	—
Transfer into Level 3	—
Transfers out of Level 3	—
Consolidation of securitization trusts	664
Deconsolidation of securitization trusts	—

Fair value at end of period	$324,933

Amount of unrealized gains (losses) attributable to assets still held at March 31, 2023
Included in earnings	$6
Included in other comprehensive income	—
As of March 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2023, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 10.98% to 13.59% (weighted average blended yield of 11.91%) and a life of 1.5 to 4.0 years (weighted average life of 3.1 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2023 (Unaudited)			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$122,557	$122,557	$122,557	$201,618	$201,618	$201,618
Loans receivable - held-for-investment (1)	$7,739,675	$7,781,224	$7,777,186	$7,350,315	$7,350,271	$7,339,105
Mortgage-backed securities held-to-maturity	$72,618	$80,300	$73,150	$68,559	$80,300	$68,559
Financial Liabilities
Repurchase agreements (2)	$424,403	$428,135	$428,135	$756,816	$760,236	$760,236
Credit facilities	$838,262	$850,000	$850,000	$298,544	$310,982	$310,982
Collateralized loan obligations (2)(3)	$4,339,449	$4,372,097	$4,372,097	$4,336,701	$4,371,684	$4,371,684
Mortgage note payable (2)	$122,568	$124,700	$124,700	$122,568	$124,700	$124,700

(1)	Book value of loans receivable represents the face amount, net of CECL reserve, unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)	Book value represents the face amount, net of deferred financing costs and discount.
(3)	Face value represents the face amount, net of discount.
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity,
repurchase obligations, credit facility obligations and the collateralized loan and mortgage obligations are measured using unobservable inputs, or Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of March 31, 2023, the fair value and unpaid principal balance of the CMBS where the Company has elected the fair value option, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $33,115 and $36,469, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $324,933 represents the Company’s economic interest in the asset. The vast majority of this fair value (all except $33,115 at March 31, 2023) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.
Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company’s consolidated variable interest entities as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Restricted cash	$20,430	$—
Loans receivable, held-for-investment	5,501,764	5,546,779
Interest receivable	22,910	24,144
Other assets	25,423	853
Mortgage loans held in securitization trusts, at fair value	324,933	324,263

Total assets	$5,895,460	$5,896,039

Liabilities
Collateralized loan obligations, net	$4,339,449	$4,336,701
Interest payable	11,332	12,631
Other liabilities	533	473
Mortgage obligations issued by securitization trusts, at fair value	291,818	291,193

Total liabilities	$4,643,132	$4,640,998

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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)

The inclusion of the assets and liabilities of the mortgage loans and obligations in which the Company is deemed the primary beneficiary has no economic effect on the Company. Its exposure to the obligations of mortgage loans and obligations held in securitization is generally limited to its investment in these entities. The Company is not obligated to provide, nor has provided, any financial support for any of these consolidated structures.
Non-Consolidated
Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations’ economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity
or
available-for-sale
debt securities that are included on the Company’s unaudited consolidated balance sheets and are part of the Company’s ongoing impairment review. The Company’s maximum exposure to loss of the securities are limited to its book value of $
230,785 as of March 31, 2023.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company’s derivative instrument as of March 31, 2023.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value (1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$3,628

(1)	Included in Other assets in the Company’s consolidated balance sheets.
The following table details the fair value of the Company’s derivative financial instrument:

Type of Derivative	Realized/ Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended March 31,
			2023	2022
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(988)	$—

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

Portfolio Overview

Loan Portfolio Overview

The following table details activity in our loans receivable portfolio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Loan fundings(1)	$483,905	$1,041,768
Loan repayments(2)	(54,922)	(234,475)

Total net fundings	$428,983	$807,293

(1)	Includes new loan originations and additional fundings made under existing loans.
(2)	Excludes payment held by servicer during the year ended December 31, 2022.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022
Number of loans	144	142
Principal balance	$7,781,224	$7,350,271
Net book value	$7,739,675	$7,350,315
Unfunded loan commitments(1)	$549,869	$574,510
Weighted-average cash coupon(2)	+3.83%	+3.83%
Weighted-average all-in yield(2)	+3.90%	+3.90%
Weighted-average maximum maturity (years)(3)	3.7	4.0

(1)	We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)

Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.

The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of March 31, 2023:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$341,792	$341,750	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	1/20/2023	281,961	263,961	263,961	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
3	Senior Loan	4/28/2022	195,000	195,000	195,110	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
4	Senior Loan	12/7/2021	175,000	154,739	154,724	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
5	Senior Loan	6/8/2022	144,160	144,160	144,446	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
7	Senior Loan	3/31/2022	120,470	83,772	83,757	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
8	Senior Loan	9/9/2021	118,265	118,265	118,254	+3.20%	+3.20%	9/9/2026	Various, NY	Self Storage	70%
9	Senior Loan	6/14/2022	111,100	97,500	97,480	+3.80%	+3.81%	6/9/2027	San Jose, CA	Office	39%
10	Senior Loan	3/10/2022	110,150	90,577	90,555	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
11	Senior Loan	5/26/2022	108,500	98,720	98,772	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
12	Senior Loan	7/15/2022	107,000	85,000	84,978	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
13	Senior Loan	6/30/2022	106,000	100,000	99,987	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
14	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
15	Senior Loan	1/13/2022	103,600	94,459	94,437	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
16	Senior Loan	9/22/2022	103,552	103,552	103,248	+3.66%	+4.39%	9/1/2024	Various	Self Storage	74%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
17	Senior Loan	6/28/2022	$100,000	$100,000	$99,979	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
18	Senior Loan	11/15/2022	100,000	100,000	100,000	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
19	Senior Loan	1/13/2023	100,000	100,000	100,025	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
20	Senior Loan	12/30/2021	95,000	95,000	94,986	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
21	Senior Loan	12/21/2021	93,900	86,176	86,165	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
22	Senior Loan	5/13/2022	93,500	88,544	88,626	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
23	Senior Loan	10/3/2022	91,100	81,300	81,282	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	56%
24	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
25	Senior Loan	8/4/2022	90,000	90,000	89,987	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
26	Senior Loan	5/13/2022	89,500	80,236	80,313	+4.25%	+4.40%	5/9/2027	New York, NY	Multifamily	58%
27	Senior Loan	2/4/2022	89,000	89,000	89,515	+3.85%	+3.85%	2/1/2025	Temecula, CA	Multifamily	75%
28	Senior Loan	9/8/2022	87,000	72,797	72,840	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
29	Senior Loan	7/20/2022	85,690	79,375	79,403	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
30	Senior Loan	5/12/2021	85,000	85,000	85,069	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
31	Senior Loan	12/15/2021	85,000	81,800	81,784	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
32	Senior Loan	3/9/2022	84,000	79,756	79,756	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
33	Senior Loan	12/23/2021	83,400	73,760	73,741	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
34	Senior Loan	12/22/2021	81,500	54,000	54,154	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
35	Senior Loan	2/28/2022	75,000	73,383	73,383	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
36	Senior Loan	11/3/2022	73,000	51,350	51,350	+4.75%	+4.85%	11/9/2027	Adairsville, GA	Hospitality	45%
37	Senior Loan	9/10/2021	71,201	67,845	67,828	+2.90%	+2.91%	10/9/2026	Richardson, TX	Multifamily	68%
38	Senior Loan	4/26/2022	69,350	63,340	63,316	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
39	Senior Loan	4/26/2021	68,100	66,000	65,989	+3.15%	+3.16%	5/9/2026	Las Vegas, NV	Multifamily	72%
40	Senior Loan	4/27/2022	67,940	61,877	61,889	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
41	Senior Loan	12/21/2021	65,450	65,450	65,437	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
42	Senior Loan	4/15/2021	64,460	63,937	63,926	+2.80%	+2.81%	5/9/2026	Lawrenceville, GA	Multifamily	75%
43	Senior Loan	5/20/2022	63,001	62,039	62,032	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
44	Senior Loan	4/13/2022	62,650	55,072	55,048	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
45	Senior Loan	7/29/2021	62,500	62,500	62,498	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
46	Senior Loan	7/22/2021	62,100	60,291	60,278	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
47	Senior Loan	8/2/2021	60,130	58,697	58,681	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
48	Senior Loan	10/13/2022	60,000	54,000	54,023	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
49	Senior Loan	2/15/2022	58,750	56,546	56,529	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
50	Senior Loan	5/12/2022	58,165	54,900	54,888	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
51	Senior Loan	1/7/2022	58,000	54,426	54,544	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
52	Senior Loan	8/13/2021	57,500	54,158	54,145	+3.10%	+3.19%	9/9/2026	Various, FL	Industrial	68%
53	Senior Loan	7/7/2022	57,250	54,850	54,872	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
54	Senior Loan	6/23/2022	57,000	48,830	48,845	+4.75%	+4.85%	7/9/2027	Seattle, WA	Multifamily	68%
55	Senior Loan	11/5/2021	55,960	51,248	51,242	+3.10%	+3.10%	11/9/2026	Houston, TX	Industrial	74%
56	Senior Loan	8/17/2022	55,600	53,017	53,024	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
57	Senior Loan	2/17/2022	55,400	48,678	48,712	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
58	Senior Loan	12/21/2022	55,000	53,000	52,989	+3.85%	+3.95%	12/9/2027	San Bernardino, CA	Multifamily	66%
59	Senior Loan	3/7/2022	53,885	48,100	48,137	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
60	Mezz Loan	10/1/2021	53,306	53,306	52,871	10.00%	10.62%	4/1/2026	Various	Various	93%
61	Senior Loan	8/9/2021	53,160	51,813	51,801	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
62	Senior Loan	6/16/2022	52,280	46,901	46,892	+3.80%	+3.81%	7/9/2027	Jacksonville, FL	Multifamily	71%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
63	Senior Loan	3/12/2021	$52,250	$34,251	$34,242	+5.75%	+5.75%	3/9/2026	San Francisco, CA	Office	65%
64	Senior Loan	7/7/2021	52,200	46,673	46,661	+3.00%	+3.01%	7/9/2026	Austin, FL	Multifamily	74%
65	Senior Loan	11/10/2021	51,212	46,044	46,089	+3.75%	+4.09%	11/9/2026	Fayetteville, AR	Multifamily	70%
66	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
67	Senior Loan	2/18/2022	49,240	33,845	33,828	+3.90%	+3.92%	3/9/2027	Atlanta, GA	Office	60%
68	Senior Loan	4/26/2022	49,125	44,925	44,944	+4.05%	+4.13%	5/9/2027	Decatur, GA	Multifamily	72%
69	Senior Loan	12/15/2021	49,000	49,000	48,984	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
70	Senior Loan	6/23/2021	48,944	47,341	47,329	+2.80%	+2.80%	7/9/2026	Roswell, GA	Multifamily	75%
71	Senior Loan	11/1/2021	48,906	46,310	46,295	+3.70%	+3.71%	11/9/2026	Fort Lauderdale, FL	Office	67%
72	Senior Loan	3/29/2023	48,010	48,010	46,048	+2.25%	+5.01%	10/9/2027	Various	Multifamily	57%
73	Senior Loan	11/23/2021	47,600	40,940	40,931	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
74	Senior Loan	7/29/2021	47,500	47,500	47,498	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
75	Senior Loan	8/3/2021	46,500	46,500	46,492	+3.10%	+3.10%	8/9/2026	San Antonio, TX	Multifamily	72%
76	Senior Loan	4/6/2022	46,500	44,224	44,206	+3.50%	+3.51%	4/9/2027	Atlanta, GA	Multifamily	79%
77	Senior Loan	12/17/2021	46,100	36,500	36,532	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%
78	Senior Loan	8/25/2022	45,000	45,000	45,121	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
79	Senior Loan	1/28/2022	43,650	36,581	36,634	+4.00%	+4.14%	2/9/2027	Milwaukee, WI	Office	59%
80	Senior Loan	7/28/2021	43,350	42,345	42,333	+3.00%	+3.01%	8/9/2026	Sandy Springs, GA	Multifamily	77%
81	Senior Loan	8/19/2021	43,000	43,000	42,987	+3.10%	+3.11%	9/9/2026	Omaha, NE	Multifamily	75%
82	Senior Loan	8/9/2021	42,660	39,494	39,486	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
83	Senior Loan	11/1/2021	42,300	40,989	40,975	+3.50%	+3.51%	11/9/2026	Doraville, GA	Multifamily	82%
84	Senior Loan	3/14/2022	42,000	40,346	40,407	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
85	Senior Loan	8/25/2021	41,395	41,043	41,030	+3.15%	+3.16%	9/9/2026	Cypress, TX	Multifamily	69%
86	Senior Loan	7/21/2021	41,300	39,876	39,868	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
87	Senior Loan	10/28/2021	40,200	38,697	38,682	+3.00%	+3.01%	11/9/2026	Dallas, TX	Multifamily	74%
88	Senior Loan	9/30/2022	40,000	34,500	34,529	+5.00%	+5.28%	10/9/2027	New Orleans, LA	Hospitality	64%
89	Senior Loan	4/27/2021	39,050	35,214	35,208	+3.15%	+3.15%	5/9/2026	Jamaica, NY	Industrial	61%
90	Senior Loan	8/31/2021	38,700	37,391	37,378	+3.10%	+3.11%	9/9/2026	Colorado Springs, CO	Multifamily	68%
91	Senior Loan	6/24/2021	38,600	37,265	37,253	+3.75%	+3.76%	7/9/2026	Austin, TX	Multifamily	76%
92	Senior Loan	8/3/2021	38,500	38,500	38,492	+3.10%	+3.11%	8/9/2026	San Antonio, TX	Multifamily	72%
93	Senior Loan	11/30/2021	38,310	35,918	36,032	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
94	Senior Loan	4/9/2019	38,000	38,000	38,000	+3.75%	+3.75%	4/9/2024	New York City, NY	Mixed Use	75%
95	Senior Loan	11/4/2021	37,300	37,300	37,300	+3.45%	+3.95%	11/1/2024	Boca Raton, FL	Multifamily	81%
96	Senior Loan	4/29/2022	37,136	35,024	35,040	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
97	Senior Loan	11/5/2021	36,325	34,977	34,960	+3.10%	+3.11%	11/9/2026	Mesquite, TX	Multifamily	73%
98	Senior Loan	12/21/2021	36,000	36,000	35,984	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	68%
99	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
100	Senior Loan	3/29/2021	35,880	34,397	34,388	+3.60%	+3.61%	4/9/2026	Arlington, TX	Multifamily	80%
101	Senior Loan	5/28/2021	35,785	31,085	31,074	+5.00%	+5.01%	6/9/2026	Austin, TX	Office	57%
102	Senior Loan	6/22/2021	34,500	33,446	33,440	+3.60%	+3.61%	7/9/2026	Tallahassee, FL	Multifamily	74%
103	Senior Loan	12/3/2021	34,327	34,327	34,320	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
104	Senior Loan	12/16/2021	33,000	31,381	31,365	+3.55%	+3.57%	1/9/2027	Fort Worth, TX	Multifamily	72%
105	Senior Loan	3/11/2021	32,000	30,000	29,994	+4.61%	+4.70%	3/9/2026	Colleyville, TX	Retail	58%
106	Senior Loan	11/23/2021	32,000	27,644	27,635	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
107	Senior Loan	4/27/2022	31,800	25,596	25,585	+4.30%	+4.32%	5/9/2027	Morrow, GA	Industrial	62%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
108	Mezz Loan	1/20/2023	$31,329	$29,329	$29,329	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
109	Senior Loan	1/28/2022	31,229	31,229	31,258	+3.70%	+3.80%	9/9/2026	Dallas, TX	Multifamily	82%
110	Mezz Loan	10/20/2022	31,111	28,509	28,509	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
111	Senior Loan	5/4/2021	30,000	22,012	22,008	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
112	Senior Loan	6/28/2019	28,500	28,500	28,713	+5.35%	+5.47%	7/9/2024	Davis, CA	Hospitality	72%
113	Senior Loan	12/18/2020	28,440	24,738	24,736	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
114	Senior Loan	12/15/2021	28,400	27,372	27,363	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%
115	Senior Loan	12/29/2020	27,953	26,500	26,730	+3.75%	+3.93%	1/9/2026	Brooklyn, NY	Multifamily	60%
116	Senior Loan	11/18/2021	27,387	27,387	27,378	+3.60%	+3.61%	12/9/2026	Brooklyn, NY	Self Storage	70%
117	Senior Loan	6/25/2021	25,000	24,441	24,434	+3.05%	+3.06%	7/9/2026	Austin, TX	Multifamily	68%
118	Senior Loan	1/28/2022	24,489	24,489	24,510	+3.70%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
119	Senior Loan	7/18/2018	22,650	22,650	22,641	+5.25%	+5.35%	8/9/2023	Gaithersburg, MD	Hospitality	80%
120	Senior Loan	12/10/2020	22,300	17,554	17,547	+5.25%	+5.26%	1/9/2026	Fox Hills, CA	Office	55%
121	Senior Loan	1/28/2022	22,149	22,149	22,168	+3.70%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
122	Senior Loan	8/26/2021	21,805	21,605	21,592	+3.10%	+3.12%	9/9/2026	Seattle, WA	Multifamily	69%
123	Senior Loan	7/13/2021	21,350	21,350	21,338	+3.40%	+3.42%	8/9/2026	Grand Prairie, TX	Multifamily	72%
124	Senior Loan	7/20/2021	21,136	18,372	18,389	+3.25%	+3.35%	8/9/2026	Las Vegas, NV	Multifamily	72%
125	Senior Loan	8/6/2021	20,000	20,000	20,038	+3.10%	+3.23%	8/9/2026	Sandy Springs, GA	Multifamily	74%
126	Senior Loan	5/10/2021	19,200	17,892	17,882	+3.50%	+3.52%	5/9/2026	University City, PA	Multifamily	70%
127	Senior Loan	12/3/2021	18,828	18,828	18,822	+3.45%	+3.46%	12/9/2026	Various, NY	Self Storage	63%
128	Senior Loan	2/26/2021	18,590	17,690	17,684	+3.25%	+3.26%	3/9/2026	Newark, NJ	Industrial	57%
129	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various, SC	Industrial	70%
130	Senior Loan	2/19/2020	18,000	14,400	14,404	+3.50%	+3.49%	3/9/2025	Los Angeles, CA	Mixed Use	71%
131	Senior Loan	6/16/2021	17,500	16,779	16,772	+3.25%	+3.26%	7/9/2026	Everett, WA	Multifamily	69%
132	Senior Loan	9/23/2021	16,300	15,252	15,308	+4.25%	+4.53%	9/9/2026	Various, NJ	Multifamily	77%
133	Senior Loan	1/28/2021	16,100	16,100	16,143	+4.50%	+4.63%	2/9/2026	Philadelphia, PA	Self Storage	79%
134	Mezz Loan	6/8/2022	15,840	15,840	15,872	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
135	Senior Loan	6/16/2021	15,406	15,060	15,053	+3.25%	+3.27%	7/9/2026	Everett, WA	Multifamily	71%
136	Senior Loan	10/22/2019	15,300	15,300	15,399	+5.00%	+5.28%	11/9/2024	Oakland, CA	Mixed Use	70%
137	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
138	Senior Loan	3/25/2021	13,405	12,558	12,575	+3.25%	+3.33%	4/9/2026	Lithonia, GA	Multifamily	67%
139	Senior Loan	3/19/2021	12,718	12,718	12,754	+3.95%	+4.13%	4/9/2026	Brooklyn, NY	Multifamily	85%
140	Senior Loan	3/7/2018	12,050	12,050	12,080	+5.00%	+5.14%	5/9/2023	Las Vegas, NV	Hospitality	71%
141	Senior Loan	6/11/2018	8,000	8,000	8,040	+4.75%	+4.85%	3/9/2024	Miami, FL	Retail	68%
142	Senior Loan	6/11/2018	6,750	6,750	6,767	+4.25%	+4.35%	6/9/2023	Miami, FL	Retail	61%
143	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
144	Mezz Loan	4/6/2022	5,243	5,243	5,243	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	88%
Total/Weighted Average			$8,331,093	$7,781,224	$7,780,695	+3.83%	+3.90%

CECL Reserve					$(41,020)

Loans receivable, net					$7,739,675

(1)	Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
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

Results of Operations

The following table sets forth information regarding our unaudited consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net interest income
Interest income	$173,803	$45,984
Less: Interest expense	(99,814)	(16,215)
Interest income on mortgage loans held in securitization trusts	3,687	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(3,023)	—

Net interest income	74,653	29,769

Other expenses
Management fee	7,876	3,845
Performance fee	5,611	152
General and administrative expenses	9,777	3,543
Less: Expense limitation	(87)	—
Add: Expense recoupment to sponsor	—	1,310

Net other expenses	23,177	8,850

Other income (loss)
(Increase) decrease in current expected credit loss reserve	(1,286)	—
Income (loss) from rental operations, net	(81)	—
Net change in unrealized gain on interest rate cap	(988)	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	6	—

Total other income (loss)	(2,349)	—

Net income before taxes	49,127	20,919
Income tax expense	(550)	—

Net income	48,577	20,919
Preferred stock dividends	(4)	(4)

Net income attributable to FS Credit Real Estate Income Trust, Inc.	$48,573	$20,915

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

FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended March 31, 2023. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.

During the period from September 13, 2017 (Commencement of Operations) to March 31, 2023, we accrued $6,531 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $87 in reimbursements for the three months ended March 31, 2023. During the period from September 13, 2017 (Commencement of Operations) to March 31, 2023, we received $6,444 in cash reimbursements from FS Real Estate Advisor. As of March 31, 2023, we had $87 of reimbursements due from FS Real Estate Advisor and Rialto.

During the three months ended March 31, 2023, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.

Changes in current expected credit loss reserve

Our expected credit loss reserve increased by $1,286 during the three months ended March 31, 2023 due to new loan originations that were partially offset by portfolio seasoning.

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

Our FFO and MFFO are calculated for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Net income (GAAP)	$48,577	$20,919
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,831	—

Funds from operations	$50,408	$20,919
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(4,754)	(147)
Straight-line rental income	(1,231)	—
Net change in unrealized loss on interest rate cap	988	—
Net change in current expected credit loss reserve	1,286	—

Modified funds from operations	$46,697	$20,772

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

In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:

•

Commercial real estate debt classified as held-for-investment is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs. Mortgage-backed securities are classified as held-to-maturity when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount. We recorded an initial current expected credit loss (“CECL”) reserve to our loans receivable, held-for-investment and our mortgage-backed securities, held-to-maturity portfolios, as required by GAAP, upon the adoption of ASU 2016-13 on January 1, 2023. Our general CECL reserve is not considered impairment and is excluded from our NAV calculation consistent with other unrealized gains (losses) for investments expected to be held to maturity pursuant to our existing policy for calculating NAV. We expect to only recognize such potential credit losses in the NAV calculation if and when a loan is deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a loan specific reserve. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser, evaluates for impairment each loan classified as held-for-investment.

•

Mortgage-backed securities that we do not classify as held-to-maturity are reported at fair value. On a monthly basis, FS Real Estate Advisor values such securities using quotations obtained from an independent third-party pricing service, which provides prevailing bid and ask prices that are screened for validity by the third-party pricing service on the valuation date. For securities for which [there is no readily available market quotations, FS Real Estate Advisor will value the security using current market data and a valuation provided by an independent third-party valuation firm. Each investment will be valued by FS Real Estate Advisor no less frequently than quarterly.

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

Commercial real estate debt and mortgage-backed securities held-to-maturity are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity. Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 9 to our unaudited consolidated financial statements included herein for additional information including a comparison of our carrying value and an estimate of the fair value of our commercial real estate debt, mortgage-backed securities held-to-maturity, repurchase agreements payable, credit facility payable, and collateralized loan obligations.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2023:

Components of NAV	March 31, 2023
Cash and cash equivalents	$87,938
Restricted cash	34,619
Loans receivable	7,780,695
Mortgage-backed securities held-to-maturity	73,274
Mortgage-backed securities available-for-sale, at fair value	158,167
Interest receivable	34,472
Investment in real estate	190,888
Receivable for investment sold and repaid	25,423
Other assets	9,424
Mortgage loans held in securitization trusts, at fair value	324,933
Repurchase agreements payable, net of deferred financing costs	(424,403)
Credit facility payable	(838,262)
Collateralized loan obligations, net of deferred financing costs	(4,339,449)
Mortgage note, net of deferred financing costs	(122,568)
Accrued servicing fees(1)	(1,149)
Other liabilities	(82,669)
Mortgage loan obligations held in securitization trusts, at fair value	(291,818)

Net asset value	$2,619,515

(1)	See Reconciliation of Stockholders’ Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2023:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$19,893	$21,938	$39,476	$1,450,982	$18,600	$118,599	$950,027	$2,619,515
Number of outstanding shares(1)	795,462	906,648	1,590,912	57,924,436	748,497	4,758,945	39,179,484	105,904,384

NAV per share as of March 31, 2023	$25.0087	$24.1966	$24.8136	$25.0496	$24.8495	$24.9213	$24.2481

(1)	Includes Class I PCRs that were issued in the form of 388,805 Class I shares in May 2023 due to all performance conditions being met other than the passage of time on March 31, 2023.

Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the March 31, 2023 investment in real estate valuation were 9.6% and 5.8%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.4%
	0.25% increase	(3.4%)
Exit Capitalization Rate	0.25% decrease	+9.2%
	0.25% increase	(8.4%)

The following table sets forth a reconciliation of our stockholders’ equity to our NAV as of March 31, 2023:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2023
Total stockholders’ equity under GAAP	$2,469,062
Preferred stock	(125)

Total stockholders’ equity, net of preferred stock, under GAAP	2,468,937
Adjustments:
Accrued stockholder servicing fees(1)	109,485
CECL reserve(2)	42,807
Unrealized real estate appreciation(3)	(3,298)
Accumulated depreciation and amortization(4)	5,461
Other adjustments(5)	(3,877)

Net asset value	$2,619,515

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

(2)

Our loans receivable and mortgage-backed securities held-for-investment balances include a CECL reserve in our GAAP unaudited consolidated financial statements. For purposes of calculating our NAV, our CECL reserve is excluded. We expect to only recognize our CECL reserve in the NAV calculation if and when a loan is deemed impaired, as described above.

(3)

Our investment in real estate is presented at its depreciated cost basis in our GAAP unaudited consolidated financial statements. As such, any increases or decreases in the fair market value of our investment in real estate is not included in our GAAP results. For purposes of calculating our NAV, our investment in real estate is recorded at fair value.

(4)

We depreciate our investment in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

(5)

Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) increases or decreases in the fair market value of our interest rate cap, which is recorded in accordance with GAAP but not recorded for purposes of determining our NAV. For purposes of calculating our NAV, the interest rate cap is amortized over its term, and (iii) other minor adjustments.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $87,938 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2023, we had $2,263,294 in borrowings available under our financing arrangements, subject to certain limitations. As of March 31, 2023, we had unfunded loan commitments of $549,869. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

As of March 31, 2023, our ratio of leverage to total net assets was 234%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $21,747 for the period from November 7, 2016 (Inception) to March 31, 2023. Through March 31, 2023, we reimbursed $16,189 to FS Real Estate Advisor for offering expenses previously funded. As of March 31, 2023, $5,315 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31, 2023
	2023	2022
Cash flows from operating activities	$53,804	$21,729
Cash flows used in investing activities	(453,343)	(873,865)
Cash flows from financing activities	320,478	941,571

Net increase (decrease) in cash and cash equivalents and restricted cash	$(79,061)	$89,435

Cash flows provided by operating activities increased $32,075 during the three months ended March 31, 2023 compared to the corresponding period in 2022 due to $27,658 increase to net income and $6,392 increase to restricted stock units issued.

Cash flows used in investing activities decreased $420,522 during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to the net decrease of $557,863 in origination and fundings of loans receivables offset by a net decrease in principal collections from loans receivable, held-for-investment of $204,054. Purchases of mortgage-backed securities available-for-sale decreased $36,909, and purchases of mortgage-backed securities held-to-maturity decreased $30,000.

Cash flows provided by financing activities decreased $621,093 during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to a net decrease in borrowings of $326,351 and the decrease in issuance of common stock of $201,567. In addition, there was an increase in the redemptions of common stock of $90,136.

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

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
March 31, 2023	$1,222,233	$1,278,135	$1,308,357
December 31, 2022	$1,413,499	$1,015,284	$1,582,899
September 30, 2022	$1,692,516	$1,528,931	$1,935,464
June 30, 2022	$1,318,687	$1,805,768	$1,805,768
March 31, 2022	$1,259,845	$808,973	$1,383,198

Critical Accounting Estimates

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Except as set forth below, our critical accounting estimates have not materially changed since December 31, 2022.

Credit Losses: As discussed in Note 2 to the Unaudited Consolidated Financial Statements, ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2023. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous incurred loss methodology. The CECL model applies to our loans receivable, held-for-investment and mortgage-backed securities, held-to-maturity portfolios which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities.

As we do not have a history of realized credit losses on our loans receivable, held-for-investment and mortgage-backed securities, held-to-maturity, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate loan and securities portfolios. Calculating our CECL reserve also incorporates significant assumptions and estimates regarding, among other things, prepayments, future fundings and economic forecasts. See Note 2 to the Unaudited Consolidated Financial Statements for further discussion of our methodologies.

FS Real Estate Advisor and Rialto perform a quarterly review of our portfolio of loans. In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss
5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us, pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.

Pursuant to the terms of the FS Rialto 2019-FL1 Notes, 2021-FL2 Notes, 2021-FL3 Notes, 2022-FL4 Notes, 2022-FL5 Notes, 2022-FL6 Notes, 2022-FL7 Notes, the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, and the MM-1 Facility, borrowings are at a floating-rate based on LIBOR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2023:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(39,590)	$(28,117)	$(11,473)	(3.8)%
Down 25 basis points(1)	$(19,795)	$(14,059)	$(5,736)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$19,795	$14,059	$5,736	1.9%
Up 50 basis points	$39,590	$28,117	$11,473	3.8%

(1)	Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that we would meet our disclosure obligations because of the material weakness in internal control over financial reporting described below.

Management previously identified a material weakness in the operation of our internal control over the evaluation of consolidation accounting of certain investments in mortgage-backed securities on a timely basis during the 2022 interim periods that was described in Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended December 31, 2022. A compensating annual control operated effectively for the period ended December 31, 2022, however, the material weakness cannot be considered remediated until the interim control has been determined to be operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three-month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2023	537,918	$24.66	537,918	—
February 1 - February 28, 2023	1,321,145	$24.79	1,321,145	—
March 1 - March 31, 2023	1,323,264	$24.80	1,323,264	—

Total	3,182,327		3,182,327	—

(1)	Repurchases are limited as described above.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on September 7, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.1	Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.2	Guaranty dated as of January 11, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.80 of the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.3	Master Repurchase Agreement dated as of March 3, 2023 between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.4	Guaranty dated as of March 3, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Bank of Montreal (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.5	Twelfth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guarantee Agreement, dated as of March 17, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 22, 2023).

10.6*	First Amendment to the Amended & Restated Loan and Servicing Agreement dated as of January 5, 2023 between FS CREIT Finance MM-1 LLC, Massachusetts Mutual Life Insurance Company, C.M. Life insurance Company.

10.7*	Eleventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA.

99.1	Policy with Respect to Repurchase of Adviser and Sub-Adviser Class I Shares (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2023.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)