Form 10-Q
period 2023-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2023-08-14
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______TO______

COMMISSION FILE NUMBER: 000-56163
_______________________________________________
FS Credit Real Estate Income Trust, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________

Maryland	81-4446064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
(215) 495-1150
(Registrant's telephone number, including area code)
_____________________________________________________
Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
As of August 10, 2023, there were 751,776 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,467,838 outstanding shares of Class T common stock, 63,475,274 outstanding shares of Class S common stock, 694,763 outstanding shares of Class D common stock, 4,842,963 outstanding shares of Class M common stock and 45,369,847 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$170,501	$183,665
Restricted cash	19,824	17,953
Loans receivable, held-for-investment, net of credit loss allowances of $74,606 and $0	7,468,959	7,350,315
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $388 and $0	73,547	68,559
Mortgage-backed securities, at fair value, credit loss allowances of $6,992 and $0	185,148	159,464
Reimbursement due from sponsor	61	605
Investment in real estate, net	187,007	190,549
Receivable for investments sold and repaid	187,979	922
Interest receivable	34,864	32,240
Other assets	17,444	9,281
Mortgage loans held in securitization trusts, at fair value	340,683	324,263
Total assets(1)	$8,686,017	$8,337,816
Liabilities
Collateralized loan obligations, net	$4,335,770	$4,336,701
Repurchase agreements payable, net	248,922	756,816
Credit facilities payable, net	838,932	298,544
Mortgage note payable, net	123,302	122,568
Due to related party	114,899	107,692
Interest payable	27,096	19,379
Payable for shares repurchased	26,846	60,488
Other liabilities	31,696	27,278
Mortgage obligations issued by securitization trusts, at fair value	308,051	291,193
Total liabilities(1)	6,055,514	6,020,659
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 749,373 and 857,710 issued and outstanding, respectively	7	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,506,991 and 1,600,878 issued and outstanding, respectively	15	16
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 61,702,272 and 54,908,336 issued and outstanding, respectively	617	549
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 746,370 and 742,999 issued and outstanding, respectively	7	7
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,798,365 and 4,645,072 issued and outstanding, respectively	48	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 43,510,393 and 34,011,164 issued and outstanding, respectively	435	340
Additional paid-in capital	2,697,971	2,314,639
Accumulated other comprehensive income (loss)	(10,371)	(11,906)
Retained earnings (accumulated deficit)	(58,235)	13,448
Total stockholders' equity	2,630,503	2,317,157
Total liabilities and stockholders' equity	$8,686,017	$8,337,816
_______________________________
(1)    The June 30, 2023 and December 31, 2022 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of June 30, 2023 and December 31, 2022, assets of the VIEs totaled $5,904,849 and $5,896,039, respectively, and liabilities of the VIEs totaled $4,655,492 and $4,640,998, respectively. See Note 10 for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$184,494	$68,877	$358,297	$114,861
Less: Interest expense	(105,075)	(29,184)	(204,889)	(45,399)
Interest income on mortgage loans held in securitization trusts	3,540	—	7,227	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(2,835)	—	(5,858)	—
Net interest income	80,124	39,693	154,777	69,462
Other expenses
Management fee	8,546	5,351	16,422	9,196
Performance fee	5,777	—	11,388	152
General and administrative expenses	10,661	5,300	20,438	8,843
Less: Expense limitation	(61)	—	(148)	—
Add: Expense recoupment to sponsor	—	1,460	—	2,770
Net other expenses	24,923	12,111	48,100	20,961
Other income (loss)
(Increase) decrease in current expected credit loss reserve	(40,945)	—	(42,231)	—
Income (loss) from rental operations, net	(1,616)	—	(1,697)	—
Net change in unrealized gain on interest rate cap	380	(1,449)	(608)	(1,449)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	280	—	280	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(535)	—	(529)	—
Total other income (loss)	(42,436)	(1,449)	(44,785)	(1,449)
Net income before taxes	12,765	26,133	61,892	47,052
Income tax expense	(1,436)	(483)	(1,986)	(483)
Net income	11,329	25,650	59,906	46,569
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$11,325	$25,646	$59,898	$46,561
Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$0.10	$0.36	$0.55	$0.75
Weighted average common stock outstanding - basic and diluted	111,919,449	71,346,254	108,220,106	61,767,077

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$11,329	$25,650	$59,906	$46,569
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	2,824	(2,867)	1,535	(3,278)
Total other comprehensive income (loss)	2,824	(2,867)	1,535	(3,278)
Comprehensive income	$14,153	$22,783	$61,441	$43,291

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended June 30, 2023
Balance as of March 31, 2023	$8	$9	$16	$579	$7	$48	$388	$2,503,225	$(13,195)	$(22,023)	$2,469,062
Common stock issued	—	—	—	51	—	2	57	264,875	—	—	264,985
Distributions declared	—	—	—	—	—	—	—	—	—	(47,537)	(47,537)
Proceeds from distribution reinvestment plan	—	—	—	5	—	1	4	22,836	—	—	22,846
Redemptions of common stock	(1)	—	(1)	(18)	—	(3)	(14)	(90,253)	—	—	(90,290)
Stockholder servicing fees	—	—	—	—	—	—	—	(7,643)	—	—	(7,643)
Offering costs	—	—	—	—	—	—	—	(1,993)	—	—	(1,993)
Restricted stock units issued	—	—	—	—	—	—	—	6,924	—	—	6,924
Net income	—	—	—	—	—	—	—	—	—	11,329	11,329
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	2,824	—	2,824
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
Three Months Ended June 30, 2022
Balance as of March 31, 2022	$9	$9	$14	$331	$7	$32	$182	$1,383,218	$(325)	$4,665	$1,388,142
Common stock issued	—	—	1	121	—	6	64	479,929	—	—	480,121
Distributions declared	—	—	—	—	—	—	—	—	—	(26,690)	(26,690)
Proceeds from distribution reinvestment plan	—	—	—	3	—	—	2	12,516	—	—	12,521
Redemptions of common stock	—	—	—	(9)	—	(1)	(3)	(32,584)	—	—	(32,597)
Stockholder servicing fees	—	—	—	—	—	—	—	(24,799)	—	—	(24,799)
Offering costs	—	—	—	—	—	—	—	(3,598)	—	—	(3,598)
Performance contingent rights issued	—	—	—	—	—	—	—	5,351	—	—	5,351
Net income	—	—	—	—	—	—	—	—	—	25,650	25,650
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,867)	—	(2,867)
Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Six Months Ended June 30, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	94	—	4	115	513,228	—	—	513,441
Distributions declared	—	—	—	—	—	—	—	—	—	(90,060)	(90,060)
Proceeds from distribution reinvestment plan	—	—	—	10	—	1	7	43,456	—	—	43,474
Redemptions of common stock	(2)	—	(1)	(36)	—	(3)	(27)	(169,056)	—	—	(169,125)
Stockholder servicing fees	—	—	—	—	—	—	—	(13,750)	—	—	(13,750)
Offering costs	—	—	—	—	—	—	—	(3,862)	—	—	(3,862)
Restricted stock units issued	—	—	—	—	—	—	—	13,316	—	—	13,316
Net income	—	—	—	—	—	—	—	—	—	59,906	59,906
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	1,535	—	1,535
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
Six Months Ended June 30, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	1	226	1	9	136	929,771	—	—	930,144
Distributions declared	—	—	—	—	—	—	—	—	—	(46,227)	(46,227)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	3	21,887	—	—	21,895
Redemptions of common stock	—	—	—	(13)	—	(1)	(8)	(56,749)	—	—	(56,771)
Stockholder servicing fees	—	—	—	—	—	—	—	(46,428)	—	—	(46,428)
Offering costs	—	—	—	—	—	—	—	(6,999)	—	—	(6,999)
Performance contingent rights issued	—	—	—	—	—	—	—	8,993	—	—	8,993
Net income	—	—	—	—	—	—	—	—	—	46,569	46,569
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$59,906	$46,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	—	8,993
Restricted stock units	13,316	—
Amortization of deferred fees on loans and debt securities	(8,876)	(2,020)
Amortization of deferred financing costs and discount	10,681	4,268
Increase in current expected credit loss reserve	42,231	—
Net unrealized gain on valuation of interest rate cap	608	1,449
Depreciation and amortization	3,666	—
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(280)	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	529	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	544	—
Interest receivable	(2,624)	(8,043)
Other assets	(8,771)	(8,999)
Due to related party	—	1,397
Interest payable	7,717	5,331
Other liabilities	1,050	(20)
Net cash provided by (used in) operating activities	119,697	48,925
Cash flows used in investing activities
Origination and fundings of loans receivable	(574,528)	(3,084,586)
Principal collections from loans receivable, held-for-investment	197,241	342,702
Exit and extension fees received on loans receivable, held-for-investment	324	769
Purchases of mortgage-backed securities, at fair value	(31,485)	(112,073)
Principal repayments of mortgage-backed securities, at fair value	687	62
Purchases of mortgage-backed securities held-to-maturity	—	(40,804)
Acquisition of real estate	—	(193,802)
Capital improvements to real estate	(124)	—
Net cash provided by (used in) investing activities	(407,885)	(3,087,732)
Cash flows from financing activities
Issuance of common stock	513,441	930,144
Redemptions of common stock	(202,767)	(41,748)
Stockholder distributions paid	(44,992)	(22,216)
Stockholder servicing fees	(6,541)	(3,674)
Offering costs paid	(3,862)	(8,334)
Borrowing under mortgage note payable	—	124,700
Borrowings under repurchase agreements	16,740	1,586,790
Repayments under repurchase agreements	(525,223)	(1,312,829)
Borrowings under credit facilities	677,018	879,823
Repayments under credit facilities	(138,000)	(377,875)
Proceeds from issuance of collateralized loan obligations	—	1,407,120
Repayment of collateralized loan obligations	(7,242)	(89,631)
Payment of deferred financing costs	(1,677)	(24,501)
Net cash provided by (used in) financing activities	276,895	3,047,769
Total increase (decrease) in cash, cash equivalents and restricted cash	(11,293)	8,962
Cash, cash equivalents and restricted cash at beginning of period	201,618	85,808
Cash, cash equivalents and restricted cash at end of period	$190,325	$94,770

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$186,491	$35,800
Accrued stockholder servicing fee	$7,209	$42,754
Distributions payable	$8,411	$5,059
Reinvestment of stockholder distributions	$43,474	$21,895
Payable for shares repurchased	$26,846	$19,250
Loan principal payments held by servicer	$187,979	$52,959
Mortgage obligations issued by securitization trusts, at fair value	$308,051	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of June 30, 2023. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023.
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
The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. For the Company's consolidated securitization VIEs, the third party ownership interests are reflected as liabilities in the Company's consolidated balance sheet because the beneficial interests payable to these third parties are legally issued in the form of debt. The Company's presentation of net income attributes earnings to controlling and non-controlling interests. Refer to Note 10 for additional discussion of the Company's VIEs.
Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of June 30, 2023 and 2022, the Company's investment in overnight institutional money market funds was $142,062 and $5,043, respectively. The Company's uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company's cash is held with major financial institutions and may at times exceed federally insured limits. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company's collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$170,501	$75,659
Restricted cash	19,824	19,111
Total cash, cash equivalents and restricted cash	$190,325	$94,770
Loans Receivable: The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value. The Company's held-for-sale securities are subject to the adoption of ASU 2016-13, as discussed below.
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and six months ended June 30, 2023. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the three and six months ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities are subject to the adoption of ASU 2016-13, as discussed below.
Credit Losses: ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, became effective for the Company on January 1, 2023. ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the previous incurred loss model with a current expected credit loss (“CECL”) model for instruments measured at amortized cost. The CECL model applies to the Company's loans receivable, held-for-investment and its mortgage-backed securities held-to-maturity which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC Topic 326, the Company has elected not to measure an allowance for credit

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
losses on accrued interest receivable (which is classified separately on its consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
CECL requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its general CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. The Company provides specific loan-level inputs which include loan-to-value, principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates, and property net operating income. The Company also considers qualitative and environmental factors, including, but not limited to, macroeconomic forecasts and business conditions and trends, concentration of credit and changes in the level of such concentrations. The reasonable and supportable forecast period is followed by an immediate reversion period back to historical loss rates.
The Company's loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other liabilities on its consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for its outstanding loan balances, and changes in this component of the CECL reserve will similarly impact its consolidated net income.
For both the funded and unfunded portions of its loans, the Company considers its internal risk rating of each loan as the primary credit quality indicator underlying the assessment. FS Real Estate Advisor and Rialto perform a quarterly review of the Company's portfolio of loans. In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, the Company's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss
5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company records the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the differences between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where the Company determine foreclosure is not probable, a practical expedient to estimate expected losses is applied using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
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
Separate provisions of ASC Topic 326 apply to the Mortgage-backed securities available-for-sale, which are carried at fair value with unrealized gains and losses reported as a component of Accumulated other comprehensive income (loss). The Company is required to establish an initial credit loss allowance for those available-for-sale securities that are purchased with credit deterioration (“PCD”) by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis. As of the January 1, 2023 effective date, no such credit loss allowance gross-up was required on available-for-sale debt securities with PCD.
The Company uses a discounted cash flow method to estimate and recognize a credit loss allowance on its available-for-sale securities. The credit loss allowance represents the difference between the security's amortized cost basis and the present value of expected cash flows. The credit loss allowance is limited to the difference between the security's fair value and its amortized cost. Changes in the credit loss allowance are recognized immediately in earnings as a component of (Increase) decrease in current expected credit loss reserve.
Real Estate: In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. The one property acquisition to date was acquired in 2022 and was accounted for as an asset acquisition.
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
Certain of the Company's assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
measures impairment by comparing FS Real Estate Advisor's estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto.
The Company is also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in the Company's consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.
The Company elected the fair value option for initial and subsequent recognition of the assets and liabilities of its consolidated securitization mortgage loans held in securitization trusts and the related CMBS investments. Interest income and interest expense associated with these loans are presented separately on the unaudited consolidated statements of operations.
The Company separately presents the assets and liabilities of its consolidated securitization loans as individual line items on its consolidated balance sheets. The liabilities of its consolidated securitization loans consist solely of obligations to the bondholders of the related trusts, and are thus presented as a single line item entitled “Mortgage obligations issued by securitization trusts.” The assets of its consolidated securitization loans consist principally of loans. These assets in the aggregate are likewise presented as a single line item entitled “Mortgage loans held in securitization trusts.” The residual difference shown on its unaudited consolidated statements of operations in the line item “Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts” represents the Company's beneficial interest in the mortgage loans.
The securitization mortgage loan assets as a whole can only be used to settle the obligations of the consolidated mortgage loans. The assets of the Company's securitization mortgage loans are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.
The securitization mortgage loans in which the Company invests are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization mortgage loans, the Company maximizes the use of observable inputs over unobservable inputs.
Liabilities of the consolidated mortgage obligations: The Company's consolidated mortgage obligations generally represent bonds that are not owned by the Company directly. The majority of these are either traded in the marketplace or can be analogized to similar securities that are traded in the marketplace. For these liabilities, pricing is considered to be Level 2, where the valuation is based upon quoted prices for similar instruments traded in active markets. The Company generally utilizes third party pricing service providers for valuing these liabilities. In order to determine whether to utilize the valuations provided by third parties, the Company conducts an ongoing evaluation of their valuation methodologies and processes, as well as a review of the individual valuations themselves. In evaluating third party pricing for reasonableness, the Company considers a variety of factors, including market transaction information for the particular bond, market transaction information for bonds within the same trust, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
For the minority portion of the Company's consolidated mortgage obligations which consist of unrated or non-investment grade bonds that are not owned by the Company directly, pricing may be either Level 2 or Level 3. If independent third party pricing similar to that noted above is available, the Company considers the valuation to be Level 2. If such third party pricing is not available, the valuation is generated from model-based techniques that use significant unobservable assumptions, and the Company considers the valuation to be Level 3. For mortgage obligations classified as Level 3, valuation is determined based on discounted expected future cash flows which take into consideration expected duration and yields based on market transaction information, ratings, subordination levels, vintage and current market spread. Mortgage obligations may shift between Level 2 and Level 3 of the fair value hierarchy if the significant fair value inputs used to price the mortgage obligations become or cease to be observable.
Assets of the consolidated mortgage loans: The individual assets of a mortgage loan are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Because the Company's methodology for valuing these assets does not value the individual assets of a mortgage loan, but rather uses the value of the mortgage obligations as an indicator of the fair value of mortgage loan assets as a whole, the Company has determined that its valuations of mortgage loan assets in their entirety should be classified in Level 3 of the fair value hierarchy.
The following methods and assumptions are used to estimate the fair value of other classes of financial instruments, for which it is practicable to estimate that value:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
•Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.
•Restricted cash: The carrying amount of restricted cash approximates fair value.
•Loans receivable held-for-investment, net: The fair values for these loans were estimated by FS Real Estate Advisor based on a discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.
•Mortgage-backed securities, at fair value : The fair values for these investments were based on indicative deal quotes.
•Mortgage-backed securities held-to-maturity: The fair values for these investments were estimated by FS Real Estate Advisor based on a discounted cash flow methodology pursuant to which a discount rate or market yield is used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement.
•Collateralized loan obligations, repurchase agreements payable, credit facilities payable, and mortgage note payable: The fair values for these instruments were estimated based on the rate at which similar credit facilities would have currently been priced.
Deferred Financing Costs: Deferred financing costs include issuance and other costs related to the Company’s debt obligations. The deferred financing costs related to the Company’s collateralized loan obligations, repurchase agreements, and mortgage note payable, are recorded as a reduction in the net book value of the related liability on the Company's consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facilities and facilities that are undrawn as of the reporting date are recorded as an asset on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the straight-line method over the term of the related obligation, which approximates the effective interest method.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue as receivable interest on loans if it is not probable that such income will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. As of June 30, 2023 and December 31, 2022, there were no loans with accrued interest past due 30 days or more, respectively.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2023, the Company incurred offering costs of $22,501, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company did not incur any interest or penalties and none are accrued at June 30, 2023.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of June 30, 2023 and December 31, 2022, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
Derivative Instruments: The Company uses interest rate caps to manage risks from fluctuations in interest rates. The Company has not designated any of these contracts as fair value or cash flow hedges for accounting purposes. The Company records its derivatives on its consolidated balance sheets at fair value and such amounts are included in Other assets. Any changes in the fair value of these derivatives are recorded in earnings.
The valuation of the Company's interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net

The following table details overall statistics for the Company's loans receivable portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Number of loans	142	142
Principal balance	$7,542,471	$7,350,271
Net book value	$7,468,959	$7,350,315
Unfunded loan commitments(1)	$505,514	$574,510
Weighted-average cash coupon(2)(3)	+3.84%	+3.83%
Weighted-average all-in yield(2)(3)	+3.92%	+3.90%
Weighted-average maximum maturity (years)(4)	3.5	4.0
_________________________
(1)    The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    The Company's floating rate loans are expressed as a spread over the relevant benchmark rates, which include the London Interbank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of June 30, 2023, the one-month LIBOR rate was 5.22% and the one-month SOFR rate was 5.14%. As of December 31, 2022, the one-month LIBOR rate was 4.39% and the one-month SOFR rates was 4.36%.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the six months ended June 30, 2023 and 2022, the activity in the Company's loan portfolio, was as follows:

	For the Six Months Ended June 30,
	2023	2022
Loans receivable at beginning of period	$7,350,315	$3,841,868
Loan fundings	574,528	3,084,586
Loan repayments	(384,298)	(389,036)
Amortization of deferred fees on loans	3,344	1,721
Exit and extension fees received on loans receivable	(324)	(769)
Loans receivable at end of period	7,543,565	6,538,370
CECL reserve	(74,606)	—
Loans receivable, net, at end of period	$7,468,959	$6,538,370
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of June 30, 2023 and December 31, 2022:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	June 30, 2023 (Unaudited)		December 31, 2022
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,490,469	59%	$4,439,830	61%
Hospitality	943,497	12%	792,305	11%
Office	668,876	9%	755,797	10%
Industrial	572,034	8%	369,551	5%
Retail	428,899	6%	424,374	6%
Self Storage	200,234	3%	317,861	4%
Various	142,895	2%	156,031	2%
Mixed Use	96,661	1%	94,566	1%
Loans receivable at end of period	7,543,565	100%	7,350,315	100%
CECL reserve	(74,606)		—
Loans receivable, net, at end of period	$7,468,959		$7,350,315

	June 30, 2023 (Unaudited)		December 31, 2022
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,769,359	50%	$3,719,093	51%
West	1,459,598	19%	1,487,391	20%
Northeast	1,313,373	18%	1,326,408	18%
Various	683,542	9%	507,105	7%
Midwest	317,693	4%	310,318	4%
Loans receivable at end of period	7,543,565	100%	7,350,315	100%
CECL reserve	(74,606)		—
Loans receivable, net, at end of period	$7,468,959		$7,350,315
__________________________
(1)    As defined by the United States Department of Commerce, Bureau of the Census.
Loan Risk Rating
As further described in Note 2, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, the Company's loans are rated "1" through "5", from less risk to greater risk, which ratings are defined in Note 2.
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	June 30, 2023 (Unaudited)			December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	138	7,410,215	99%	142	7,350,315	100%
4	3	96,873	1%	—	—	—
5	1	36,477	—%	—	—	—
Loans receivable at end of period	142	7,543,565	100%	142	7,350,315	100%
CECL reserve		(74,606)			—
Loans receivable, net, at end of period		$7,468,959			$7,350,315

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects the Company's current estimate of potential credit losses related to the loans and debt securities included in its consolidated balance sheets. The general CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. The Company has identified senior loans and mezzanine loans as pools within its loans receivable portfolio. Refer to Note 2 for further discussion of the Company's CECL reserve.
The following table presents the Company's activity in its CECL reserve for funded loans by investment pool for the three and six months ended June 30, 2023:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase in general CECL reserve	1,224	378	1,602
CECL reserve as of March 31, 2023	$36,680	$4,341	$41,021
Increase in general CECL reserve	29,456	1,162	30,618
Increase in specific CECL reserve	2,967	—	2,967
CECL reserve as of June 30, 2023	$69,103	$5,503	$74,606
The Company's initial CECL reserve against its loans receivable portfolio of $39,419 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on its unaudited consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded increases of $33,585 and $35,187, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $74,606 as of June 30, 2023.
The Company had one risk-rated 5 senior office loan located in Seattle, WA, originated in December 2021, with an outstanding principal balance of $36,500, amortized cost of $36,477, and an unfunded commitment of $9,600 as of June 30, 2023. The property experienced slower than anticipated leasing activity due to softness in the overall Seattle market office trends. During the three and six months ended June 30, 2023, the Company recorded a $2,967 specific CECL reserve related to the loan calculated using the loan's collateral fair value, which was determined by applying a capitalization rate of 7.25% and a discount rate of 9.25%. In May 2023, this loan was placed on non-accrual status and future interest collections will be accounted for under the cost recovery method. The Company did not have any additional impaired loans, non-accrual loans, or loans in maturity default within the loans receivable, held-for-investment portfolio as of June 30, 2023.
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of June 30, 2023 by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination June 30, 2023 (Unaudited)

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	280,171	4,012,131	2,901,015	92,010	82,056	42,832	7,410,215
4	—	44,963	34,243	17,667	—	—	96,873
5	—	—	36,477	—	—	—	36,477
Loans receivable	$280,171	$4,057,094	$2,971,735	$109,677	$82,056	$42,832	$7,543,565

CECL reserve	(74,606)
Loans receivable, net	$7,468,959
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2023, the Company had unfunded commitments of $505,514. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
discussion of the CECL reserve related to its unfunded loan commitments. The following table presents the activity in the CECL reserve related to its unfunded loan commitments by investment pool for the six months ended June 30, 2023:

	Unfunded Commitments CECL Reserve June 30, 2023 (Unaudited)
	Senior Loans	Mezzanine Loans	Total
Unfunded Loan Commitments
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Decrease in CECL reserve	(33)	1	(32)
CECL reserve as of March 31, 2023	$1,096	$35	$1,131
Increase in CECL reserve	638	(3)	635
CECL reserve as of June 30, 2023	$1,734	$32	$1,766
The Company's initial CECL reserve against its unfunded loan commitments of $1,163 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on the unaudited consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded increases of $635 and $603, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $1,766 as of June 30, 2023.
Note 4. Mortgage Backed Securities
Mortgage-backed securities, at fair value
Commercial mortgage-backed securities, or CMBS, classified as available-for-sale are reported at fair value on the consolidated balance sheets with changes in fair value recorded in other comprehensive income. CMBS accounted for under the fair value option are reported at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option.
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of June 30, 2023 and December 31, 2022, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
June 30, 2023 (Unaudited)
CMBS, available-for-sale	$172,862	$170,720	$(6,992)	$20	$(10,391)	$153,357	9.51%(1)	14.9
CMBS, fair value option	$33,000	$31,511	$—	$280	$—	$31,791	6.91%(1)	1.9
December 31, 2022
CMBS, available-for-sale	$173,207	$171,369	$—	$45	$(11,950)	$159,464	9.18%(2)	12.7
__________________________
(1)    Calculated using the one-month LIBOR rate of 5.22% and the one-month SOFR rate of 5.14% as of June 30, 2023.
(2)    Calculated using the one-month LIBOR rate of 4.39% and the one-month SOFR rate of 4.36% as of December 31, 2022.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table presents the changes for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Allowance for credit losses at beginning of period	$—	$—
Additions on securities for which credit losses were not previously recorded	(6,992)	(6,992)
(Increase) decrease on securities with previously recorded credit losses	—	—
Allowance for credit losses at end of period	$(6,992)	$(6,992)

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
June 30, 2023 (Unaudited)
CMBS, available-for-sale	$23,621	$96,812	$(225)	$(9,000)
December 31, 2022
CMBS, available-for-sale	$150,230	$756	$(11,889)	$(61)
As of June 30, 2023 and December 31, 2022, there were twelve securities and fifteen securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of June 30, 2023 and December 31, 2022, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2023 (Unaudited)
CMBS, held-to-maturity	$73,935	$(388)	$73,547	$—	$(123)	$73,812
December 31, 2022
CMBS, held-to-maturity	$68,559	$—	$68,559	$—	$—	$68,559
The following table presents the activity in the Company's CECL reserve for held-to-maturity CMBS as of June 30, 2023:

June 30, 2023 (Unaudited)
CMBS, held-to-maturity
CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Decrease in CECL reserve	(283)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

CECL reserve as of March 31, 2023	$656
Decrease in CECL reserve	(268)
CECL reserve as of June 30, 2023	$388
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of June 30, 2023 and December 31, 2022, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
June 30, 2023 (Unaudited)
CMBS, held-to-maturity	$73,935	$—	$43,812	$30,123	$—
December 31, 2022
CMBS, held-to-maturity	$68,559	$—	$38,435	$30,124	$—
Note 5. Real Estate
Investment in real estate, net, consisted of the following as of June 30, 2023:

	June 30, 2023 (Unaudited)	December 31, 2022
Building and building improvements	$120,527	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,526	33,402
Total	194,303	194,179
Accumulated depreciation and amortization	(7,296)	(3,630)
Real estate, net	$187,007	$190,549

The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2023 (remaining)	$1,881
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,134
Total	$29,252

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

The components of rental operations, net on the Company's unaudited consolidated statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income	$4,713	$—	$9,688	$—
Less: depreciation and amortization	(1,835)	—	(3,666)	—
Less: cost of rental operations(1)	(4,494)	—	(7,719)	—
Rental operations, net	$(1,616)	$—	$(1,697)	$—
________________
(1)    Cost of rental operations during the three and six months ended June 30, 2023, includes $2,098 and $4,353, respectively, of interest expense related to the mortgage note payable.
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.54%(3)	$196,423	$—	December 18, 2036	$294,808	$293,667
2021-FL2 Notes	+1.53%(3)	640,056	—	May 5, 2038	775,951	770,893
2021-FL3 Notes	+1.51%(3)	928,483	—	November 4, 2036	1,106,155	1,097,899
2022-FL4 Notes	+2.21%(6)	837,662	—	January 31, 2039	1,078,973	1,070,478
2022-FL5 Notes	+3.05%(6)	570,112	—	June 17, 2037	689,909	683,907
2022-FL6 Notes	+2.96%(6)	566,250	—	August 19, 2037	747,607	744,395
2022-FL7 Notes	+3.35%(6)	637,592	—	October 17, 2039	814,641	810,649
		4,376,578	—		5,508,044	5,471,888
Repurchase Agreements
WF-1 Facility	+1.94%(4)	122,715	477,285	August 30, 2023	162,051	160,440
GS-1 Facility	+2.60%(5)	1,698	448,302	January 26, 2025	4,413	3,092
RBC Facility	+1.32%	29,603	—	N/A	42,764	39,128
BB-1 Facility	+1.97%(6)	23,741	676,259	February 22, 2024	32,764	32,712
MS-1 Facility	+2.86%(7)	58,263	91,737	October 13, 2025	141,314	140,358
NTX-1 Facility	(4)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	(4)	—	25,000	March 1, 2024	—	—
Lucid Facility	+1.10%(5)	15,733	—	N/A	23,847	23,622
		251,753	1,968,583		407,153	399,352
Revolving Credit Facility
MM-1 Facility	+2.14%(7)(8)	850,000	150,000	September 20, 2029	1,096,801	1,089,491
Barclays Facility	(9)	—	310,000	August 1, 2025	—	—
		850,000	460,000		1,096,801	1,089,491
Mortgage Loan
Natixis Loan	+2.15%(7)	124,700	2,000	July 9, 2025	157,230	189,721
Total		$5,603,031	$2,430,583		$7,169,228	$7,150,452
________________
(1)    The amount outstanding under the facilities approximates their fair value.

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
(9)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.

	As of December 31, 2022
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.55%(3)	$196,785	$—	December 18, 2036	$294,751	$295,040
2021-FL2 Notes	+1.53%(3)	646,935	—	May 5, 2038	782,767	783,381
2021-FL3 Notes	+1.51%(3)	928,483	—	November 4, 2036	1,133,769	1,135,195
2022-FL4 Notes	+2.21%(6)	837,662	—	January 31, 2039	1,081,159	1,080,953
2022-FL5 Notes	+3.05%(6)	570,112	—	June 17, 2037	689,885	689,246
2022-FL6 Notes	+2.96%(6)	566,250	—	August 19, 2037	749,837	749,502
2022-FL7 Notes	+3.35%(6)	637,592	—	October 17, 2039	814,611	814,542
		4,383,819	—		5,546,779	5,547,859
Repurchase Agreements
WF-1 Facility	+2.04%(4)	375,381	224,619	August 30, 2023	481,146	480,371
GS-1 Facility	+2.40%(5)	34,519	315,481	January 26, 2023	48,276	47,846
RBC Facility	1.39%	55,934	—	N/A	85,707	79,274
BB-1 Facility	+2.14%(6)	186,139	513,861	February 22, 2024	236,783	236,462
MS-1 Facility	+2.86%(7)	108,263	41,737	October 13, 2025	141,312	140,787
NTX-1 Facility	(4)	—	187,500	November 10, 2024	—	—
		760,236	1,283,198		993,224	984,740
Revolving Credit Facilities
MM-1 Facility	+2.14%(7)(8)	310,982	689,018	September 20, 2029	439,431	439,051
Barclays Facility	(9)	—	310,000	August 1, 2025	—	—
		310,982	999,018		439,431	439,051
Mortgage Loan
Natixis Loan	+2.15%(7)	124,700	2,000	July 9, 2025	158,963	192,039
Total		$5,579,737	$2,284,216		$7,138,397	$7,163,689
_______________________
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
(9)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2023 were $5,697,538 and 6.94%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $4,560,400 and 3.83%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2023 and December 31, 2022.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of June 30, 2023 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2023	$32,958	$122,715	$—	$—	$155,673
2024	24,243	23,741	—	—	47,984
2025	60,288	59,961	—	124,700	244,949
2026	559,402	—	—	—	559,402
Thereafter	3,699,687	45,336	850,000	—	4,595,023
Total	$4,376,578	$251,753	$850,000	$124,700	$5,603,031
_______________________
(1)     The allocation of repayments under the Company's collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2019-FL1, 2021-FL2, 2021-FL3, 2022-FL4, 2022-FL5, 2022-FL6 and 2022-FL7, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of June 30, 2023 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2019-FL1	14	$294,990
2021-FL2	26	776,099
2021-FL3	30	1,106,345
2022-FL4	24	1,079,192
2022-FL5	25	690,000
2022-FL6	24	747,743
2022-FL7	21	814,815
Total	164	$5,509,184
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	June 30,
	2023	2022
Face value	$4,376,578	$3,226,226
Unamortized deferred financing costs	(30,231)	(27,057)
Unamortized discount	(10,577)	(5,654)
Net book value	$4,335,770	$3,193,515
Repurchase Agreements
The Company has entered into and maintains in effect eight repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 Facility”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility”), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), and Lucid Prime Fund (the "Lucid Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	June 30,
	2023	2022
Face value	$251,753	$1,178,929
Unamortized deferred financing costs	(2,831)	(3,278)
Net book value	$248,922	$1,175,651
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
The Company incurred deferred financing costs in connection with each revolving credit facility, which costs are being amortized to interest expense over the life of that facility. The following table details the net book value of the Company's revolving credit facilities on its consolidated balance sheets.

	June 30,
	2023	2022
Face value	$850,000	$701,138
Unamortized deferred financing costs	(11,068)	(8,666)
Net book value	$838,932	$692,472

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Barclay's Facility
On April 26, 2023, the Barclays Facility was amended to exclude Project Navigator loans from the 50% ownership condition set forth in the definition of borrowing base conditions, resulting in an increase to the borrowing base. Capitalized terms are defined in Amendment No. 1 to the Barclays Facility credit agreement attached hereto.
Mortgage Loan
Natixis Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of 555 Aviation (see Note 5). The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. The following table details the net book value of the Company's mortgage loan on its consolidated balance sheets.

	June 30,
	2023	2022
Face value	$124,700	$—
Unamortized deferred financing costs	(1,398)	—
Net book value	$123,302	$—
Note 7. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Base Management Fee
Pursuant to the fourth amended and restated advisory agreement dated as of December 1, 2022 or the New Advisory Agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company's Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company's base management fee, the Company will use its NAV before giving effect to accruals for such fee, the performance fee, the administrative services fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company's Class F or Class Y shares.
Performance Fee
FS Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company's Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company's Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company's common stock other than Class F common stock (including proceeds from the Company's distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to stockholders and amounts paid for share repurchases pursuant to the Company's share repurchase plan. Once the Company's Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company's Core Earnings for such quarter equal 1.806%, or 7.222% annually, of adjusted capital. Thereafter, FS Real Estate Advisor is entitled to receive 10.0% of the Company's Core Earnings.
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to stockholders of Class Y, Class T, Class S, Class D, Class M and Class I shares, computed in accordance with GAAP (provided that net income (loss) attributable to Class Y stockholders shall be reduced by an amount equal to the base management fee that would have been paid if Class Y shares were subject to such fee), including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
in GAAP and certain material non-cash income or expense items, in each case after discussions between FS Real Estate Advisor and the Company's independent directors and approved by a majority of the Company's independent directors. The performance fee is a class-specific expense. No performance fee is paid on the Company's Class F shares.
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
Origination Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the six months ended June 30, 2023 and 2022, $4,013 and $24,328, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $22,744 for the period from November 7, 2016 (Inception) to June 30, 2023. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the six months ended June 30, 2023, the Company paid $3,862 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2023, $4,319 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the six months ended June 30, 2023 and 2022:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2023	2022	2023	2022
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$8,546	$5,351	$16,422	$9,196
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$5,777	$—	$11,388	$152
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$—	$3,565	$—	$5,224
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(4)	$6,924	$—	$13,316	$—
Rialto Capital Management	Sub-Advisory Agreement	Valuation Services Fees(5)	$109	$99	$221	$193
_______________________
(1)    During the six months ended June 30, 2023 and 2022, FS Real Estate Advisor received $15,403 and $2,007, respectively, in cash as payment for management fees. As of June 30, 2023 and 2022, there were $8,542 and $0 base management fees payable to FS Real Estate Advisor.
(2)    During the six months ended June 30, 2023 and 2022, $10,383 and $557, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2023, there were $5,777 performance fees payable to FS Real Estate Advisor.
(3)    During the six months ended June 30, 2022, $4,796, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.
(4)    On December 1, 2022, the Company's method for reimbursing administrative services expense was replaced with an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions.
(5)     During the six months ended June 30, 2023, $214 in valuation fees were paid by the Company to Rialto.
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, or the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). The dealer manager anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the dealer manager agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company's public offering.
No selling commissions or dealer manager fees are payable on the sale of Class D, Class M, Class I, Class F or Class Y shares or on shares of any class sold pursuant to the Company's distribution reinvestment plan.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
•with respect to the Company's outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of its outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•with respect to the Company's outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of its outstanding Class S shares;
•with respect to the Company's outstanding Class D shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class D shares; and
•with respect to the Company's outstanding Class M shares equal to 0.3% per annum of the aggregate NAV of its outstanding Class M shares.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2023 and December 31, 2022, the Company accrued $114,899 and $107,692, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to June 30, 2023, the Company accrued $6,592 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $148 in reimbursements for the six months ended June 30, 2023. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2023, the Company received $6,531 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2023, the Company had $61 of reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2023 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
June 30, 2023	$61	$—	$61	$—	June 30, 2025
March 31, 2023	87	—	87	—	March 31, 2025
December 31, 2022	605	—	605	—	December 31, 2024
	$753	$—	$753	$—
Capital Contributions and Commitments
In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of FS Investments, contributed an aggregate of $200 to purchase 8,000 Class F shares at the price of $25.00 per share. These individuals will not tender these shares of common stock for repurchase as long as FS Real Estate Advisor remains the Company's adviser. FS Investments is controlled by Mr. Forman, the Company's president and chief executive officer, and Mr. Adelman.
As of June 30, 2023, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,370 and $398, respectively.
RIAL 2022-FL8 Transaction
In the second quarter of 2022 and 2023, the Company purchased $36,000 and $15,000, respectively, of mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities are accounted for as available-for-sale.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the six months ended June 30, 2023 and 2022:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	57,939	9,512,083	122,806	573,646	11,047,842	21,314,316
Reinvestment of distributions	15,089	—	23,677	950,555	9,044	56,310	702,788	1,757,463
Redemptions of common stock	(114,165)	—	(83,711)	(3,613,237)	(30,595)	(300,607)	(2,693,260)	(6,835,575)
Transfers in or out	(9,261)	—	(91,792)	(55,465)	(97,884)	(176,056)	441,859	11,401
Balance as of June 30, 2023	749,373	906,648	1,506,991	61,702,272	746,370	4,798,365	43,510,393	113,920,412

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,445	238,549	3,057	14,315	256,075	513,441
Reinvestment of distributions	377	—	588	23,827	225	1,403	17,054	43,474
Redemptions of common stock	(2,857)	—	(2,078)	(90,578)	(760)	(7,492)	(65,360)	(169,125)
Transfers in or out	(232)	—	(2,281)	(1,390)	(2,435)	(4,394)	10,732	—
Accrued stockholder servicing fees(1)	—	—	(40)	(13,438)	(28)	(244)	—	(13,750)
Balance as of June 30, 2023	$18,296	$22,371	$36,107	$1,431,315	$18,476	$112,110	$1,050,743	$2,689,418

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	113,913	22,528,563	59,993	1,052,345	13,557,720	37,312,534
Reinvestment of distributions	14,613	—	20,616	516,751	7,279	31,546	266,637	857,442
Redemptions of common stock	(12,699)	—	(31,495)	(1,266,247)	(18,465)	(131,950)	(818,042)	(2,278,898)
Transfers in or out	—	—	(1,729)	—	(10,622)	(127,149)	143,084	3,584
Balance as of June 30, 2022	904,792	906,648	1,508,682	44,602,788	680,347	3,701,528	24,516,086	76,820,871

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	2,846	567,895	1,501	26,392	331,510	930,144
Reinvestment of distributions	366	—	515	13,021	182	1,295	6,516	21,895
Redemptions of common stock	(318)	—	(787)	(31,901)	(462)	(3,307)	(19,996)	(56,771)
Transfers in or out	—	—	(44)	—	(265)	(3,190)	3,499	—
Accrued stockholder servicing fees(1)	—	—	(113)	(44,812)	(15)	(1,488)	—	(46,428)
Balance as of June 30, 2022	$22,186	$22,371	$36,279	$1,035,353	$16,886	$86,538	$600,537	$1,820,150
_______________________
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the six months ended June 30, 2023 and 2022, the Company repurchased 6,835,575 and 2,278,898, respectively, shares of common stock under its share repurchase plan representing a total of $169,125 and $56,771, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2023 or 2022, respectively.
Distribution Reinvestment Plan
Pursuant to the Company's distribution reinvestment plan, holders of shares of any class of the Company's common stock may elect to have their cash distributions reinvested in additional shares of the Company's common stock. The purchase price for shares pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Dividends are paid first to the holders of the Company's Series A preferred stock at the rate of 12.0% per annum plus all accumulated and unpaid dividends thereon, and then to the holders of the Company's common stock. All distributions will be made at the discretion of the Company's board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors that the Company's board of directors deems relevant.
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2023:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
February 27, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
March 30, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
April 27, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
May 30, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
June 29, 2023	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
Total	$1.0438	$1.0438	$0.7816	$0.7816	$0.8506	$0.8506	$0.8878
The following table reflects the amount of cash distributions that the Company paid on its common stock during the six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions:
Paid or payable in cash	$24,691	$14,169	$46,586	$24,332
Reinvested in shares	22,846	12,521	43,474	21,895
Total distributions	$47,537	$26,690	$90,060	$46,227
Source of distributions:
Cash flows from operating activities	$47,537	$26,690	$90,060	$46,227
Offering proceeds	—	—	—	—
Total sources of distributions	$47,537	$26,690	$90,060	$46,227
Net cash provided by (used in) operating activities(1)	$65,893	$27,196	$119,697	$48,925
______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2023 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Class F	Class Y	Class T	Class S	Class D	Class M	Class I
$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
The distributions for each class of outstanding common stock have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company's board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2023 (Unaudited)				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$185,148	$—	$185,148	$—	$159,464	$—	$159,464	$—
Mortgage loans held in securitization trusts, at fair value	340,683	—	—	340,683	324,263	—	—	324,263
Interest rate cap	4,008	—	4,008	—	4,616	—	4,616	—
Total	$529,839	$—	$189,156	$340,683	$488,343	$—	$164,080	$324,263

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$308,051	—	$308,051	—	$291,193	—	$291,193	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2023:

Mortgage loans held in securitization trusts, at fair value
Fair value at beginning of period	$324,263
Accretion of discount (amortization of premium)	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	16,420
Purchases	—
Sales and repayments	—
Issuances	—
Transfer into Level 3	—
Transfers out of Level 3	—
Consolidation of securitization trusts	—
Deconsolidation of securitization trusts	—
Fair value at end of period	$340,683
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2023
Included in earnings	$—
Included in other comprehensive income	—
As of June 30, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2023, the key unobservable inputs used

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 11.62% to 15.09% (weighted average blended yield of 12.86%) and a life of 1.3 to 3.8 years (weighted average life of 2.9 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2023 (Unaudited)			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$190,325	$190,325	$190,325	$201,618	$201,618	$201,618
Loans receivable - held-for-investment(1)	$7,468,959	$7,542,471	$7,486,560	$7,350,315	$7,350,271	$7,339,105
Mortgage-backed securities held-to-maturity	$73,547	$80,300	$73,812	$68,559	$80,300	$68,559
Financial Liabilities
Repurchase agreements(2)	$248,922	$251,753	$251,753	$756,816	$760,236	$760,236
Credit facilities	$838,932	$850,000	$850,000	$298,544	$310,982	$310,982
Collateralized loan obligations(2)(3)	$4,335,770	$4,366,001	$4,366,001	$4,336,701	$4,371,684	$4,371,684
Mortgage note payable(2)	$123,302	$124,700	$124,700	$122,568	$124,700	$124,700
__________________
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
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of June 30, 2023, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $32,242 and $36,469, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $340,683 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $32,242 at June 30, 2023) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Restricted cash	$4,977	$—
Loans receivable, held-for-investment	5,508,044	5,546,779
Interest receivable	23,269	24,144
Other assets	27,876	853
Mortgage loans held in securitization trusts, at fair value	340,683	324,263
Total assets	$5,904,849	$5,896,039

Liabilities
Collateralized loan obligations, net	$4,335,770	$4,336,701
Interest payable	11,138	12,631
Other liabilities	533	473
Mortgage obligations issued by securitization trusts, at fair value	308,051	291,193
Total liabilities	$4,655,492	$4,640,998
The Company has financed a portion of its loans through CLOs, which are considered VIEs. The Company has a controlling financial interest in the CLOs and, therefore, consolidates them on its balance sheets because the Company has both (i) the power to direct activities of the CLOs that most significantly affect the CLOs' economic performance and (ii) the obligation to absorb losses and the right to receive benefits of the CLOs that could potentially be significant to the CLOs.
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $258,695 as of June 30, 2023.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of June 30, 2023.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$4,008
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
			2023	2022	2023	2022
Interest Rate Cap	Unrealized Loss	Other income (loss)	$380	$(1,449)	$(608)	$(1,449)

Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to June 30, 2023 through the issuance of the unaudited consolidated financial statements.
BMO-1 Facility
On August 3, 2023, the Company closed on the 1st Amendment to the Master Repurchase Agreement between Bank of Montreal and FS CREIT Finance BMO-1 LLC. The amendment provides for, among other things, (i) the addition of “component interest,” “component interest documents,” and “component interest note” (ii) a revision to Schedule 1(b) – Re: Purchased Assets Consisting of Component Interests, and (iii) a revision to Exhibit A – Form of Transaction Request and Confirmation. There are no changes to the economic terms of the agreement.

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
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan fundings(1)	$90,623	$2,042,818	$574,528	$3,084,586
Loan repayments(2)	(329,376)	(154,561)	(384,298)	(389,036)
Total net fundings	$(238,753)	$1,888,257	$190,230	$2,695,550
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2022.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Number of loans	142	142
Principal balance	$7,542,471	$7,350,271
Net book value	$7,468,959	$7,350,315
Unfunded loan commitments(1)	$505,514	$574,510
Weighted-average cash coupon(2)	+3.84%	+3.83%
Weighted-average all-in yield(2)	+3.92%	+3.90%
Weighted-average maximum maturity (years)(3)	3.5	4.0
________________________
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
(3)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of June 30, 2023:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$346,994	$346,958	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	1/20/2023	138,407	120,407	120,407	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
3	Senior Loan	4/28/2022	195,000	195,000	195,153	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
4	Senior Loan	12/7/2021	175,000	161,767	161,753	+3.60%	+3.60%	12/9/2026	Miami, FL	Retail	38%
5	Senior Loan	6/8/2022	144,160	144,160	144,536	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.00%	+3.00%	6/9/2026	Philadelphia, PA	Multifamily	69%
7	Senior Loan	3/31/2022	120,470	85,051	85,036	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
8	Senior Loan	6/14/2022	104,630	91,030	91,013	+3.80%	+3.81%	6/9/2027	San Jose, CA	Industrial	39%
9	Senior Loan	3/10/2022	110,150	90,577	90,557	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
10	Senior Loan	5/26/2022	108,500	98,720	98,796	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	7/15/2022	107,000	85,000	84,979	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
12	Senior Loan	6/30/2022	106,000	100,000	99,988	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
13	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
14	Senior Loan	1/13/2022	103,600	94,459	94,438	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%
15	Senior Loan	9/22/2022	103,552	103,552	103,563	+3.66%	+4.13%	9/1/2024	Various	Self Storage	74%
16	Senior Loan	6/28/2022	100,000	100,000	99,981	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
17	Senior Loan	11/17/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
18	Senior Loan	1/13/2023	100,000	100,000	100,057	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
19	Senior Loan	12/30/2021	95,000	95,000	94,988	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
20	Senior Loan	12/21/2021	$93,900	$86,691	$86,681	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
21	Senior Loan	5/13/2022	93,500	90,412	90,528	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
22	Senior Loan	10/3/2022	91,100	81,300	81,283	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	56%
23	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
24	Senior Loan	8/4/2022	90,000	90,000	89,988	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
25	Senior Loan	5/13/2022	89,500	83,592	83,702	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	58%
26	Senior Loan	2/4/2022	89,000	89,000	89,626	+3.85%	+3.85%	2/1/2025	Temecula, CA	Multifamily	75%
27	Senior Loan	9/8/2022	87,000	73,161	73,223	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
28	Senior Loan	7/20/2022	85,690	79,375	79,422	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
29	Senior Loan	5/12/2021	85,000	85,000	85,081	+3.00%	+3.05%	5/9/2026	Detroit, MI	Industrial	73%
30	Senior Loan	12/15/2021	85,000	81,800	81,786	+3.35%	+3.36%	12/9/2026	Sunny Isles, FL	Multifamily	74%
31	Senior Loan	3/9/2022	84,000	80,583	80,583	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
32	Senior Loan	12/23/2021	83,400	74,012	73,994	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
33	Senior Loan	12/22/2021	81,500	54,965	55,154	+4.75%	+4.91%	1/9/2027	Farmers Branch, TX	Office	62%
34	Senior Loan	2/28/2022	75,000	73,749	73,749	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
35	Senior Loan	11/3/2022	73,000	51,350	51,365	+4.75%	+4.85%	11/9/2027	Adairsville, GA	Hospitality	45%
36	Senior Loan	9/10/2021	71,201	67,845	67,829	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
37	Senior Loan	4/26/2022	69,350	63,340	63,318	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
38	Senior Loan	4/26/2021	68,100	66,000	65,991	+3.15%	+3.15%	5/9/2026	North Las Vegas, NV	Multifamily	72%
39	Senior Loan	4/27/2022	67,940	63,071	63,094	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
40	Senior Loan	12/21/2021	65,450	65,450	65,438	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
41	Senior Loan	4/15/2021	64,460	64,171	64,162	+2.80%	+2.80%	5/9/2026	Lawrenceville, GA	Multifamily	75%
42	Senior Loan	5/20/2022	63,000	62,364	62,357	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
43	Senior Loan	4/13/2022	62,650	55,739	55,718	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
44	Senior Loan	7/29/2021	62,500	62,500	62,498	+3.10%	+3.10%	8/9/2026	Maitland, FL	Multifamily	72%
45	Senior Loan	7/22/2021	62,100	60,291	60,280	+3.30%	+3.31%	8/9/2026	Nashville, TN	Multifamily	75%
46	Senior Loan	8/2/2021	60,130	58,697	58,683	+2.80%	+2.81%	8/9/2026	Austin, TX	Multifamily	73%
47	Senior Loan	10/13/2022	60,000	54,000	54,036	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
48	Senior Loan	2/15/2022	58,750	56,773	56,757	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
49	Senior Loan	5/12/2022	58,165	55,260	55,250	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
50	Senior Loan	1/7/2022	58,000	56,582	56,724	+4.25%	+4.43%	11/9/2026	Miami, FL	Hospitality	49%
51	Senior Loan	8/13/2021	29,817	26,475	26,559	+3.10%	+3.19%	9/9/2026	Various	Industrial	68%
52	Senior Loan	7/7/2022	57,250	55,095	55,129	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
53	Senior Loan	6/23/2022	57,000	48,855	48,885	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
54	Senior Loan	11/5/2021	55,960	51,958	51,953	+3.10%	+3.10%	11/9/2026	Houston, TX	Industrial	74%
55	Senior Loan	8/17/2022	55,600	53,404	53,422	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
56	Senior Loan	2/17/2022	55,400	49,567	49,613	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
57	Senior Loan	12/21/2022	55,000	53,451	53,453	+3.85%	+3.95%	12/9/2027	San Bernardino, CA	Multifamily	66%
58	Senior Loan	3/7/2022	53,885	48,779	48,828	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
59	Mezz Loan	10/1/2021	53,306	53,306	52,907	10.00%	10.61%	4/1/2026	Various	Various	93%
60	Senior Loan	8/9/2021	53,160	51,836	51,825	+3.15%	+3.16%	8/9/2026	Philadelphia, PA	Multifamily	79%
61	Senior Loan	6/16/2022	52,280	47,694	47,686	+3.80%	+3.81%	7/9/2027	Jacksonville, FL	Multifamily	71%
62	Senior Loan	3/12/2021	52,250	34,251	34,243	+5.75%	+5.76%	3/9/2026	San Francisco, CA	Office	65%
63	Senior Loan	7/7/2021	52,200	46,904	46,894	+3.00%	+3.01%	7/9/2026	Austin, FL	Multifamily	74%
64	Senior Loan	11/10/2021	48,320	44,655	44,703	+3.75%	+4.09%	11/9/2026	Fayetteville, AR	Multifamily	70%
65	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
66	Senior Loan	2/18/2022	49,240	33,845	33,830	+3.90%	+3.91%	3/9/2027	Atlanta, GA	Office	60%
67	Senior Loan	4/26/2022	49,125	44,925	44,963	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
68	Senior Loan	12/15/2021	49,000	49,000	48,986	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
69	Senior Loan	6/23/2021	48,944	47,891	47,881	+2.80%	+2.80%	7/9/2026	Roswell, GA	Multifamily	75%
70	Senior Loan	11/1/2021	48,906	47,412	47,399	+3.70%	+3.71%	11/9/2026	Fort Lauderdale, FL	Office	67%
71	Senior Loan	3/29/2023	48,010	48,010	46,329	+2.25%	+4.60%	10/9/2027	Various	Multifamily	57%
72	Senior Loan	11/23/2021	47,600	41,239	41,231	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
73	Senior Loan	7/29/2021	47,500	47,500	47,498	+3.10%	+3.10%	8/9/2026	Clearwater, FL	Multifamily	79%
74	Senior Loan	8/3/2021	46,500	46,500	46,492	+3.10%	+3.10%	8/9/2026	San Antonio, TX	Multifamily	72%
75	Senior Loan	4/6/2022	46,500	44,462	44,446	+3.50%	+3.51%	4/9/2027	Atlanta, GA	Multifamily	79%
76	Senior Loan	12/17/2021	46,100	36,500	36,477	+4.30%	+4.40%	1/9/2027	Seattle, WA	Office	53%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
77	Senior Loan	8/25/2022	$45,000	$45,000	$45,177	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
78	Senior Loan	1/28/2022	43,650	36,581	36,649	+4.00%	+4.13%	2/9/2027	Milwaukee, WI	Office	59%
79	Senior Loan	7/28/2021	43,350	42,592	42,581	+3.00%	+3.01%	8/9/2026	Sandy Springs, GA	Multifamily	77%
80	Senior Loan	8/19/2021	43,000	43,000	42,989	+3.10%	+3.11%	9/9/2026	Omaha, NE	Multifamily	75%
81	Senior Loan	8/9/2021	42,660	40,000	39,993	+3.05%	+3.06%	8/9/2026	Southaven, MS	Multifamily	57%
82	Senior Loan	11/1/2021	42,300	40,989	40,977	+3.50%	+3.51%	11/9/2026	Doraville, GA	Multifamily	82%
83	Senior Loan	3/14/2022	42,000	40,427	40,506	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
84	Senior Loan	8/25/2021	41,395	41,043	41,032	+3.15%	+3.16%	9/9/2026	Cypress, TX	Multifamily	69%
85	Senior Loan	7/21/2021	41,300	40,273	40,267	+2.80%	+2.81%	8/9/2026	Evanston, IL	Multifamily	77%
86	Senior Loan	10/28/2021	40,200	39,031	39,019	+3.00%	+3.01%	11/9/2026	Dallas, TX	Multifamily	74%
87	Senior Loan	9/30/2022	40,000	34,500	34,557	+5.00%	+5.27%	10/9/2027	New Orleans, LA	Hospitality	64%
88	Senior Loan	4/27/2021	39,050	35,562	35,557	+3.15%	+3.15%	5/9/2026	Jamaica, NY	Industrial	61%
89	Senior Loan	8/31/2021	38,700	37,391	37,380	+3.10%	+3.11%	9/9/2026	Colorado Springs, CO	Multifamily	68%
90	Senior Loan	6/24/2021	38,600	38,025	38,016	+3.75%	+3.76%	7/9/2026	Austin, TX	Multifamily	76%
91	Senior Loan	8/3/2021	38,500	38,500	38,492	+3.10%	+3.10%	8/9/2026	San Antonio, TX	Multifamily	72%
92	Senior Loan	11/30/2021	38,310	36,624	36,760	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	70%
93	Senior Loan	4/9/2019	38,000	38,000	38,000	+4.11%	+4.11%	4/9/2025	New York City, NY	Mixed Use	75%
94	Senior Loan	11/4/2021	37,300	37,300	37,300	+3.45%	+3.95%	11/1/2024	Boca Raton, FL	Multifamily	81%
95	Senior Loan	4/29/2022	37,136	35,162	35,187	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
96	Senior Loan	11/5/2021	36,325	35,759	35,743	+3.10%	+3.11%	11/9/2026	Mesquite, TX	Multifamily	73%
97	Senior Loan	12/21/2021	36,000	36,000	35,986	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	68%
98	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
99	Senior Loan	3/29/2021	35,880	34,397	34,390	+3.60%	+3.61%	4/9/2026	Arlington, TX	Multifamily	80%
100	Senior Loan	5/28/2021	35,785	31,085	31,075	+5.00%	+5.01%	6/9/2026	Austin, TX	Office	57%
101	Senior Loan	6/22/2021	34,500	34,184	34,178	+3.60%	+3.61%	7/9/2026	Tallahassee, FL	Multifamily	74%
102	Senior Loan	12/3/2021	34,327	34,327	34,321	+3.45%	+3.46%	12/9/2026	Various	Self Storage	63%
103	Senior Loan	12/16/2021	33,000	31,504	31,490	+3.55%	+3.56%	1/9/2027	Fort Worth, TX	Multifamily	72%
104	Senior Loan	3/11/2021	32,000	30,000	29,995	+4.61%	+4.70%	3/9/2026	Colleyville, TX	Retail	58%
105	Senior Loan	11/23/2021	32,000	27,802	27,794	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
106	Senior Loan	4/27/2022	31,800	27,316	27,305	+4.30%	+4.31%	5/9/2027	Morrow, GA	Industrial	62%
107	Mezz Loan	1/20/2023	15,379	13,379	13,378	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
108	Senior Loan	1/28/2022	31,229	31,229	31,269	+3.70%	+3.90%	9/9/2026	Dallas, TX	Multifamily	82%
109	Mezz Loan	10/20/2022	31,111	28,845	28,845	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
110	Senior Loan	5/4/2021	30,000	22,012	22,009	+5.55%	+5.56%	5/9/2026	Richardson, TX	Office	65%
111	Senior Loan	6/28/2019	28,500	28,500	28,643	+5.35%	+5.47%	7/9/2024	Davis, CA	Hospitality	72%
112	Senior Loan	12/18/2020	28,440	24,738	24,737	+4.50%	+4.50%	1/9/2026	Rockville, MD	Office	69%
113	Senior Loan	12/15/2021	28,400	27,372	27,364	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%
114	Senior Loan	12/29/2020	20,142	19,546	19,769	+3.75%	+3.92%	1/9/2026	Brooklyn, NY	Multifamily	60%
115	Senior Loan	11/18/2021	27,387	27,387	27,379	+3.60%	+3.61%	12/9/2026	Brooklyn, NY	Self Storage	70%
116	Senior Loan	6/25/2021	25,000	24,441	24,436	+3.05%	+3.06%	7/9/2026	Austin, TX	Multifamily	68%
117	Senior Loan	1/28/2022	24,489	24,489	24,519	+3.70%	+3.90%	9/9/2026	Mesquite, TX	Multifamily	78%
118	Senior Loan	7/18/2018	22,650	22,650	22,712	+5.25%	+5.35%	8/9/2023	Gaithersburg, MD	Hospitality	80%
119	Senior Loan	12/10/2020	22,300	17,672	17,667	+5.25%	+5.25%	1/9/2026	Fox Hills, CA	Office	55%
120	Senior Loan	1/28/2022	22,149	22,149	22,176	+3.70%	+3.90%	9/9/2026	Dallas, TX	Multifamily	85%
121	Senior Loan	8/26/2021	21,805	21,605	21,594	+3.10%	+3.12%	9/9/2026	Seattle, WA	Multifamily	69%
122	Senior Loan	7/13/2021	21,350	21,350	21,340	+3.40%	+3.42%	8/9/2026	Grand Prairie, TX	Multifamily	72%
123	Senior Loan	7/20/2021	21,136	18,686	18,710	+3.25%	+3.35%	8/9/2026	Las Vegas, NV	Multifamily	72%
124	Senior Loan	8/6/2021	20,000	20,000	20,046	+3.10%	+3.23%	8/9/2026	Sandy Springs, GA	Multifamily	74%
125	Senior Loan	5/10/2021	19,200	17,892	17,884	+3.50%	+3.52%	5/9/2026	University City, PA	Multifamily	70%
126	Senior Loan	12/3/2021	18,828	18,828	18,823	+3.45%	+3.46%	12/9/2026	Various	Self Storage	63%
127	Senior Loan	2/26/2021	18,590	17,706	17,701	+3.25%	+3.25%	3/9/2026	Newark, NJ	Industrial	57%
128	Mezz Loan	2/21/2020	18,102	18,102	18,101	10.00%	10.00%	3/1/2030	Various	Industrial	70%
129	Senior Loan	2/19/2020	18,000	14,400	14,403	+3.50%	+3.50%	3/9/2025	Los Angeles, CA	Mixed Use	71%
130	Senior Loan	6/16/2021	17,500	16,848	16,842	+3.25%	+3.26%	7/9/2026	Everett, WA	Multifamily	69%
131	Senior Loan	9/23/2021	16,300	15,343	15,413	+4.25%	+4.52%	9/9/2026	Various	Multifamily	77%
132	Senior Loan	1/28/2021	16,100	16,100	16,148	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self Storage	79%
133	Mezz Loan	6/8/2022	15,840	15,840	15,882	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
134	Senior Loan	6/16/2021	$15,406	$15,098	$15,092	+3.25%	+3.26%	7/9/2026	Everett, WA	Multifamily	71%
135	Senior Loan	10/22/2019	15,300	15,300	15,413	+5.00%	+5.27%	7/8/2023	Oakland, CA	Mixed Use	70%
136	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
137	Senior Loan	3/25/2021	13,405	12,725	12,746	+3.25%	+3.33%	4/9/2026	Lithonia, GA	Multifamily	67%
138	Senior Loan	3/19/2021	12,718	12,718	12,760	+3.95%	+4.13%	4/9/2026	Brooklyn, NY	Multifamily	85%
139	Senior Loan	3/7/2018	12,050	12,050	12,080	+5.00%	+5.14%	7/8/2023	Las Vegas, NV	Hospitality	71%
140	Senior Loan	6/11/2018	8,000	8,000	8,040	+4.75%	+4.85%	3/9/2024	Miami, FL	Retail	68%
141	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
142	Mezz Loan	4/6/2022	5,311	5,311	5,311	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	88%
Total/Weighted Average			$8,047,985	$7,542,471	$7,543,565	0.0384	0.0392
CECL Reserve					$(74,606)
Loans receivable, net					$7,468,959
__________________________
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
(3)    Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$184,494	$68,877	$358,297	$114,861
Less: Interest expense	(105,075)	(29,184)	(204,889)	(45,399)
Interest income on mortgage loans held in securitization trusts	3,540	—	7,227	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(2,835)	—	(5,858)	—
Net interest income	80,124	39,693	154,777	69,462
Other expenses
Management fee	8,546	5,351	16,422	9,196
Performance fee	5,777	—	11,388	152
General and administrative expenses	10,661	5,300	20,438	8,843
Less: Expense limitation	(61)	—	(148)	—
Add: Expense recoupment to sponsor	—	1,460	—	2,770
Net other expenses	24,923	12,111	48,100	20,961
Other income (loss)
(Increase) decrease in current expected credit loss reserve	(40,945)	—	(42,231)	—
Income (loss) from rental operations, net	(1,616)	—	(1,697)	—
Net change in unrealized gain on interest rate cap	380	(1,449)	(608)	(1,449)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	280	—	280	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(535)	—	(529)	—
Total other income (loss)	(42,436)	(1,449)	(44,785)	(1,449)
Net income before taxes	12,765	26,133	61,892	47,052
Income tax expense	(1,436)	(483)	(1,986)	(483)
Net income	11,329	25,650	59,906	46,569
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$11,325	$25,646	$59,898	$46,561

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
FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended June 30, 2023. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.
During the period from September 13, 2017 (Commencement of Operations) to June 30, 2023, we accrued $6,592 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $148 in reimbursements for the six months ended June 30, 2023. During the period from September 13, 2017 (Commencement of Operations) to June 30, 2023, we received $6,531 in cash reimbursements from FS Real Estate Advisor. As of June 30, 2023, we had $61 of reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2023, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Changes in current expected credit loss reserve
During the three and six months ended June 30, 2023, our expected credit loss reserve increased by $40,945 and $42,231, respectively. The increase reflects a specific CECL reserve on a loan in our portfolio, as well as a more adverse macroeconomic outlook.
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
Our FFO and MFFO are calculated for the six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (GAAP)	$11,329	$25,650	$59,906	$46,569
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,835	—	3,666	—
Funds from operations	$13,164	$25,650	$63,572	$46,569
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(622)	(152)	(5,376)	(299)
Straight-line rental income	(1,099)	—	(2,330)	—
Net change in unrealized gain (loss) on interest rate cap	(380)	(1,449)	608	(1,449)
Net change in current expected credit loss reserve	40,945	—	42,231	—
Net change in unrealized gain (loss) on mortgage-backed securities fair value option	280	—	280	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	535	—	529	—
Modified funds from operations	$52,823	$24,049	$99,514	$44,821
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
In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:
•Commercial real estate debt classified as held-for-investment is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs. Mortgage-backed securities are classified as held-to-maturity when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount. We recorded an initial current expected credit loss (“CECL”) reserve to our loans receivable, held-for-investment and our mortgage-backed securities, held-to-maturity portfolios, as required by GAAP, upon the adoption of ASU 2016-13 on January 1, 2023. Our general CECL reserve is not considered impairment and is excluded from our NAV calculation consistent with other unrealized gains (losses) for investments expected to be held to maturity pursuant to our existing policy for calculating NAV. We recognize such potential credit losses in the NAV calculation if and when a loan is deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a loan specific reserve. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser, evaluates for impairment each loan classified as held-for-investment.
•Mortgage-backed securities that we do not classify as held-to-maturity are reported at fair value. On a monthly basis, FS Real Estate Advisor values such securities using quotations obtained from an independent third-party pricing service, which provides prevailing bid and ask prices that are screened for validity by the third-party pricing service on the valuation date. For securities for which there is no readily available market quotations, FS Real Estate Advisor will value the security using current market data and a valuation provided by an independent third-party valuation firm. Each investment will be valued by FS Real Estate Advisor no less frequently than quarterly.
•Investments in real estate are initially valued at cost, which is expected to represent fair value at that time. FS Real Estate Advisor, with assistance from our sub-adviser, expects to receive an appraisal performed by an independent third-party appraisal firm on each property prior to or upon acquisition. Each property will then be valued monthly by the Adviser using current market data and a valuation provided by an independent third-party valuation firm. The independent third-party valuation firm will provide a monthly valuation for each property using the discounted cash flow methodology (income approach) as a primary methodology, although other industry standard methodologies may be used, including the sales comparison and replacement cost approaches. Further, the independent third-party valuation firm will provide an annual valuation for each property, which will be consistent with its monthly valuation but will also reflect (i) property specific factors such as property income, cash flow forecasts, capital improvements and key performance indicators (e.g. occupancy rates) and (ii) market specific factors such as discount rates, capitalization rates and market sale transactions.
•Liabilities include repurchase agreements payable, credit facility payable, collateralized loan obligations, mortgage obligations, fees payable to FS Real Estate Advisor and the dealer manager, accounts payable, accrued operating expenses, any portfolio-level credit facilities, and other liabilities. All liabilities are valued at amounts payable, net of unamortized premium or discount, and net of unamortized debt issuance costs. Liabilities related to stockholder servicing fees allocable to Class T, Class S, Class D and Class M shares are only included in the NAV calculation for those classes. Liabilities related to the base management fee is a class-specific expense for Class T, Class S, Class D, Class M and Class I shares, and the performance fee is a class-specific expense for Class T, Class S, Class D, Class M, Class I and Class Y shares. Class I PCRs will not be treated as a liability unless and until Class I shares are issuable pursuant to the Advisory Agreement and Amended and Restated PCR Agreement.
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2023:

Components of NAV	June 30, 2023
Cash and cash equivalents	$170,501
Restricted cash	19,824
Loans receivable, net of specific CECL reserve of $2,967	7,540,598
Mortgage-backed securities held-to-maturity	73,935
Mortgage-backed securities, at fair value	185,148
Interest receivable	34,864
Investment in real estate	189,723
Receivable for investment sold and repaid	187,979
Other assets	12,812
Mortgage loans held in securitization trusts, at fair value	340,683
Repurchase agreements payable, net of deferred financing costs	(248,922)
Credit facility payable	(838,932)
Collateralized loan obligations, net of deferred financing costs	(4,335,770)
Mortgage note, net of deferred financing costs	(123,302)
Accrued servicing fees(1)	(1,230)
Other liabilities	(83,997)
Mortgage loan obligations held in securitization trusts, at fair value	(308,051)
Net asset value	$2,815,863
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2023:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,778	$21,921	$37,388	$1,545,566	$18,542	$119,567	$1,054,101	$2,815,863
Number of outstanding shares	749,373	906,648	1,506,991	61,702,272	746,370	4,798,365	43,510,393	113,920,412
NAV per share as of June 30, 2023	$25.0586	$24.1776	$24.8095	$25.0488	$24.8434	$24.9183	$24.2264
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the June 30, 2023 investment in real estate valuation were 9.6% and 5.8%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.4%
	0.25% increase	(3.3%)
Exit Capitalization Rate	0.25% decrease	+9.2%
	0.25% increase	(8.4%)

The following table sets forth a reconciliation of our stockholders' equity to our NAV as of June 30, 2023:

Reconciliation of Stockholders' Equity to NAV	June 30, 2023
Total stockholders' equity under GAAP	$2,630,503
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,630,378
Adjustments:
Accrued stockholder servicing fees(1)	113,669
General CECL reserve(2)	73,793
Unrealized real estate appreciation(3)	(4,582)
Accumulated depreciation and amortization(4)	7,298
Other adjustments(5)	(4,693)
Net asset value	$2,815,863
_______________________
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
(2)    Our loans receivable and mortgage-backed securities held-for-investment balances include a general CECL reserve in our GAAP unaudited             consolidated financial statements. For purposes of calculating our NAV, our general CECL reserve is excluded. We recognize a specific CECL reserve in the NAV calculation if and when a loan is deemed impaired, as described above.
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
(5)    Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) increases or decreases in the fair market value of our interest rate cap, which is recorded in accordance with GAAP but not recorded for purposes of determining our NAV. For purposes of calculating our NAV, the interest rate cap is amortized over its term, and (iii) other adjustments.
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
We do not represent, warranty or guarantee that:
•a stockholder would be able to realize the NAV per share for the class of shares a stockholder owns if the stockholder attempts to sell its shares;
•a stockholder would ultimately realize distributions per share equal to per share NAV upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event;

•shares of our common stock would trade at per share NAV on a national securities exchange;
•a third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV;
•NAV would equate to a market price for an open-end real estate fund; and
•NAV would represent the fair value of our assets less liabilities under GAAP.

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
Liquidity and Capital Resources
As of June 30, 2023, we had $170,501 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2023, we had $2,430,583 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2023, we had unfunded loan commitments of $505,514. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of June 30, 2023, our ratio of leverage to total net assets was 213%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $22,744 for the period from November 7, 2016 (Inception) to June 30, 2023. Through June 30, 2023, we reimbursed $18,182 to FS Real Estate Advisor for offering expenses previously funded. As of June 30, 2023, $4,319 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 10, 2023, our board of directors approved the renewal of the advisory agreement effective as of August 17, 2023 for an additional one-year term expiring August 17, 2024. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30, 2023
	2023	2022
Cash flows from operating activities	$119,697	$48,925
Cash flows used in investing activities	(407,885)	(3,087,732)
Cash flows from financing activities	276,895	3,047,769
Net increase (decrease) in cash and cash equivalents and restricted cash	$(11,293)	$8,962
Cash flows provided by operating activities increased $70,772 during the six months ended June 30, 2023 compared to the corresponding period in 2022 due to $13,337 increase to net income, $42,231 increase in current expected credit loss reserve, and $13,316 increase to restricted stock units issued.
Cash flows used in investing activities decreased $2,679,847 during the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to the net decrease of $2,510,058 in origination and fundings of loans receivables offset by a net decrease in principal collections from loans receivable, held-for-investment of $145,461. Purchases of mortgage-backed securities available-for-sale decreased $80,588, and there were no purchases of mortgage-backed securities held-to-maturity during the six months ended June 30, 2023.
Cash flows provided by financing activities decreased $2,770,874 during the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to a net decrease in borrowings of $2,194,805 and the decrease in issuance of common stock of $416,703. In addition, there was an increase in the redemptions of common stock of $161,019.
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

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
June 30, 2023	$1,158,316	$1,101,753	$1,158,043
March 31, 2023	$1,222,233	$1,278,135	$1,308,357
December 31, 2022	$1,413,499	$1,015,284	$1,582,899
September 30, 2022	$1,692,516	$1,528,931	$1,935,464
June 30, 2022	$1,318,687	$1,805,768	$1,805,768

Critical Accounting Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2022, other than an update to the accounting policy for our current expected credit loss reserve. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting policy for our current expected credit loss reserve and our other significant accounting estimates.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2023:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(38,264)	$(26,866)	$(11,398)	(3.7)%
Down 25 basis points(1)	$(19,132)	$(13,433)	$(5,699)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$19,132	$13,433	$5,699	1.9%
Up 50 basis points	$38,264	$26,866	$11,398	3.7%
__________________________
(1)    Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023.
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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2023	1,156,081	$24.55	1,156,081	—
May 1 - May 31, 2023	1,412,423	$24.83	1,412,423	—
June 1 - June 30, 2023	—	$—	—	—
Total	2,568,504		2,568,504	—
____________________
(1) Repurchases are limited as described above.

Sale of Unregistered Securities
On June 1, 2023, we received $60,000 relating to the sale and issuance of approximately 2,476 Class I shares to accredited investors at the per share purchase price of $24.23. On July 1, 2023, we received $66,667 relating to the sale and issuance of approximately 2,750 Class I shares to accredited investors at the per share purchase price of $24.24. On August 1, 2023, we received $100,000 relating to the sale and issuance of approximately 4,127 Class I shares to accredited investors at the per share purchase price of $24.23. In each case, the sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
Item 3.     Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Renewal of Advisory Agreement
We previously entered into that certain Fourth Amended and Restated Advisory Agreement dated as of December 1, 2022 (the “Advisory Agreement”) with FS Real Estate Advisor, LLC, our external advisor. On August 10, 2023, our board of directors approved the renewal of the Advisory Agreement effective as of August 17, 2023 for an additional one-year term expiring August 17, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

Renewal of Expense Limitation Agreement

We previously entered into that certain Second Amended and Restated Expense Limitation Agreement dated as of December 1, 2022 (the “Expense Limitation Agreement”) with FS Real Estate Advisor, LLC, our external advisor, and Rialto Capital Management LLC, the sub-advisor to our external advisor. On August 10, 2023, our board of directors approved the renewal of the Expense Limitation Agreement effective as of August 10, 2023 for an additional one-year term expiring August 10, 2024. The terms of the Expense Limitation Agreement otherwise remain unchanged.

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

10.1*
Amendment No.1 to Credit Agreement dated April 26, 2023 by and among FS Credit Real Estate Income Trust, Inc., Barclays, as the administrative agent, certain subsidiaries of FS CREIT, as guarantors, the lenders from time to time party thereto, Barclays and City National Bank as lead arrangers and bookrunners, City National Bank as syndication agent, and M&T Bank and Wells Fargo Bank, National Association as co-documentation agents.

10.2*	Amendment No. 1 to Master Repurchase Agreement dated as of August 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________
*    Filed herewith
+    This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER CONDELLES
Christopher Condelles Chief Financial Officer (Principal Accounting and Financial Officer)