Form 10-Q
period 2023-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2023-11-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
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
As of November 10, 2023, there were 751,255 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,308,107 outstanding shares of Class T common stock, 64,686,880 outstanding shares of Class S common stock, 647,475 outstanding shares of Class D common stock, 4,896,373 outstanding shares of Class M common stock and 47,527,208 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$166,940	$183,665
Restricted cash	47,935	17,953
Loans receivable, held-for-investment, net of credit loss allowances of $72,270 and $0	7,665,632	7,350,315
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $71 and $0	74,543	68,559
Mortgage-backed securities, at fair value, credit loss allowances of $9,674 and $0	225,095	159,464
Reimbursement due from sponsor	—	605
Investment in real estate, net	185,176	190,549
Receivable for investments sold and repaid	46,316	922
Interest receivable	35,987	32,240
Other assets	6,155	9,281
Mortgage loans held in securitization trusts, at fair value	330,629	324,263
Total assets(1)	$8,784,408	$8,337,816
Liabilities
Collateralized loan obligations, net	$4,306,272	$4,336,701
Repurchase agreements payable, net	239,457	756,816
Credit facilities payable, net	839,507	298,544
Mortgage note payable, net	123,480	122,568
Due to related party	116,585	107,692
Interest payable	28,722	19,379
Payable for shares repurchased	27,067	60,488
Other liabilities	40,014	27,278
Mortgage obligations issued by securitization trusts, at fair value	298,170	291,193
Total liabilities(1)	6,019,274	6,020,659
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 755,420 and 857,710 issued and outstanding, respectively	8	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,378,393 and 1,600,878 issued and outstanding, respectively	14	16
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,127,317 and 54,908,336 issued and outstanding, respectively	641	549
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 675,550 and 742,999 issued and outstanding, respectively	7	7
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,792,423 and 4,645,072 issued and outstanding, respectively	48	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 46,397,317 and 34,011,164 issued and outstanding, respectively	464	340
Additional paid-in capital	2,825,372	2,314,639
Accumulated other comprehensive income (loss)	(8,129)	(11,906)
Retained earnings (accumulated deficit)	(53,300)	13,448
Total stockholders' equity	2,765,134	2,317,157
Total liabilities and stockholders' equity	$8,784,408	$8,337,816
_______________________________
(1)    The September 30, 2023 and December 31, 2022 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of September 30, 2023 and December 31, 2022, assets of the VIEs totaled $5,892,207 and $5,896,039, respectively, and liabilities of the VIEs totaled $4,616,997 and $4,640,998, respectively. See Note 10 for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$192,867	$111,575	$551,164	$226,436
Less: Interest expense	(110,572)	(59,107)	(315,461)	(104,506)
Interest income on mortgage loans held in securitization trusts	4,363	—	11,590	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(3,425)	—	(9,283)	—
Net interest income	83,233	52,468	238,010	121,930
Other expenses
Management fee	9,092	6,629	25,514	15,825
Performance fee	6,354	3,904	17,742	4,056
General and administrative expenses	10,008	5,685	30,446	14,528
Less: Expense limitation	—	—	(148)	—
Add: Expense recoupment to sponsor	753	256	753	3,026
Net other expenses	26,207	16,474	74,307	37,435
Other income (loss)
(Increase) decrease in current expected credit loss reserve	101	—	(42,130)	—
Income (loss) from rental operations, net	(234)	(1,068)	(1,931)	(1,068)
Net change in unrealized gain on interest rate cap	(762)	1,758	(1,370)	309
Net realized gain (loss) on extinguishment of debt	265	—	265	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	45	—	325	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(213)	—	(742)	—
Total other income (loss)	(798)	690	(45,583)	(759)
Net income before taxes	56,228	36,684	118,120	83,736
Income tax expense	(274)	(348)	(2,260)	(831)
Net income	55,954	36,336	115,860	82,905
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$55,951	$36,333	$115,849	$82,894
Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$0.48	$0.42	$1.04	$1.18
Weighted average common stock outstanding - basic and diluted	116,419,969	86,518,645	111,391,684	70,104,149

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$55,954	$36,336	$115,860	$82,905
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	2,242	(382)	3,777	(3,660)
Total other comprehensive income (loss)	2,242	(382)	3,777	(3,660)
Comprehensive income	$58,196	$35,954	$119,637	$79,245

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended September 30, 2023
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
Common stock issued	—	—	—	35	—	2	34	171,891	—	—	171,962
Distributions declared	—	—	—	—	—	—	—	—	—	(51,016)	(51,016)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	25,185	—	—	25,196
Redemptions of common stock	1	—	(1)	(16)	—	(2)	(11)	(71,280)	—	—	(71,309)
Stockholder servicing fees	—	—	—	—	—	—	—	(4,464)	—	—	(4,464)
Offering costs	—	—	—	—	—	—	—	(1,297)	—	—	(1,297)
Restricted stock units issued	—	—	—	—	—	—	—	7,366	—	—	7,366
Net income	—	—	—	—	—	—	—	—	—	55,954	55,954
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	2,242	—	2,242
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	$8	$9	$14	$641	$7	$48	$464	$2,825,372	$(8,129)	$(53,300)	$2,765,134
Three Months Ended September 30, 2022
Balance as of June 30, 2022	$9	$9	$15	$446	$7	$37	$245	$1,820,033	$(3,192)	$3,621	$1,821,230
Common stock issued	—	—	1	76	—	5	72	381,664	—	—	381,818
Distributions declared	—	—	—	—	—	—	—	—	—	(32,416)	(32,416)
Proceeds from distribution reinvestment plan	—	—	—	4	—	1	2	15,936	—	—	15,943
Redemptions of common stock	—	—	—	(10)	—	(1)	(7)	(43,155)	—	—	(43,173)
Stockholder servicing fees	—	—	—	—	—	—	—	(15,130)	—	—	(15,130)
Offering costs	—	—	—	—	—	—	—	(2,870)	—	—	(2,870)
Performance contingent rights issued	—	—	—	—	—	—	—	2,416	—	—	2,416
Net income	—	—	—	—	—	—	—	—	—	36,336	36,336
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	—	(382)	—	(382)
Balance as of September 30, 2022	$9	$9	$16	$516	$7	$42	$312	$2,158,894	$(3,574)	$7,538	$2,163,769
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	129	—	6	149	685,119	—	—	685,403
Distributions declared	—	—	—	—	—	—	—	—	—	(141,076)	(141,076)
Proceeds from distribution reinvestment plan	—	—	—	15	—	1	13	68,641	—	—	68,670
Redemptions of common stock	(1)	—	(2)	(52)	—	(5)	(38)	(240,336)	—	—	(240,434)
Stockholder servicing fees	—	—	—	—	—	—	—	(18,214)	—	—	(18,214)
Offering costs	—	—	—	—	—	—	—	(5,159)	—	—	(5,159)
Restricted stock units issued	—	—	—	—	—	—	—	20,682	—		20,682
Net income	—	—	—	—	—	—	—	—	—	115,860	115,860
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	—	—	—	—	—	3,777	—	3,777
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of September 30, 2023	$8	$9	$14	$641	$7	$48	$464	$2,825,372	$(8,129)	$(53,300)	$2,765,134
Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	2	302	1	14	208	1,311,435	—	—	1,311,962
Distributions declared	—	—	—	—	—	—	—	—	—	(78,643)	(78,643)
Proceeds from distribution reinvestment plan	—	—	—	9	—	1	5	37,823	—	—	37,838
Redemptions of common stock	—	—	—	(23)	—	(2)	(15)	(99,904)	—	—	(99,944)
Stockholder servicing fees	—	—	—	—	—	—	—	(61,558)	—	—	(61,558)
Offering costs	—	—	—	—	—	—	—	(9,869)	—	—	(9,869)
Performance contingent rights issued	—	—	—	—	—	—	—	11,409	—	—	11,409
Net income	—	—	—	—	—	—	—	—	—	82,905	82,905
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,660)	—	(3,660)
Balance as of September 30, 2022	$9	$9	$16	$516	$7	$42	$312	$2,158,894	$(3,574)	$7,538	$2,163,769

__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$115,860	$82,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	—	11,409
Restricted stock units	20,682	—
Amortization of deferred fees on loans and debt securities	(11,636)	(3,616)
Amortization of deferred financing costs and discount	16,059	7,884
Increase in current expected credit loss reserve	42,130	—
Net unrealized (gain) loss on valuation of interest rate cap	1,370	(309)
Depreciation and amortization	5,501	1,839
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(325)	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	742	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	605	—
Interest receivable	(3,747)	(15,580)
Other assets	1,756	(9,418)
Due to related party	753	194
Interest payable	9,343	11,236
Other liabilities	2,526	9,554
Net cash provided by (used in) operating activities	201,619	96,098
Cash flows used in investing activities
Origination and fundings of loans receivable	(1,014,971)	(3,731,304)
Principal collections from loans receivable, held-for-investment	586,298	489,846
Exit and extension fees received on loans receivable, held-for-investment	851	472
Purchases of mortgage-backed securities, at fair value	(86,636)	(150,598)
Principal repayments of mortgage-backed securities, at fair value	22,387	9,169
Purchases of mortgage-backed securities held-to-maturity	—	(48,536)
Acquisition of real estate	—	(193,868)
Capital improvements to real estate	(128)	—
Net cash provided by (used in) investing activities	(492,199)	(3,624,819)
Cash flows from financing activities
Issuance of common stock	685,403	1,311,962
Redemptions of common stock	(273,855)	(76,046)
Stockholder distributions paid	(70,506)	(37,959)
Stockholder servicing fees paid	(10,074)	(6,385)
Offering costs paid	(5,159)	(11,204)
Borrowing under mortgage note payable	—	124,700
Borrowings under repurchase agreements	122,261	1,667,021
Repayments under repurchase agreements	(640,322)	(1,688,409)
Borrowings under credit facilities	807,084	1,276,366
Repayments under credit facilities	(268,066)	(771,451)
Proceeds from issuance of collateralized loan obligations	—	1,971,137
Repayment of collateralized loan obligations	(40,029)	(109,631)
Payment of deferred financing costs	(2,900)	(33,746)
Net cash provided by (used in) financing activities	303,837	3,616,355
Total increase (decrease) in cash, cash equivalents and restricted cash	13,257	87,634
Cash, cash equivalents and restricted cash at beginning of period	201,618	85,808
Cash, cash equivalents and restricted cash at end of period	$214,875	$173,442

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2023
	2023	2022
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$290,059	$85,386
Accrued stockholder servicing fee	$8,140	$55,173
Distributions payable	$8,717	$5,789
Reinvestment of stockholder distributions	$68,670	$37,838
Payable for shares repurchased	$27,067	$28,125
Loan principal payments held by servicer	$46,316	$611
Payable for investments purchased	$6,663	$—
Purchase of mortgage loans held in securitization trusts at fair value	$(6,663)	$—
Mortgage obligations issued by securitization trusts, at fair value	$298,170	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary, as of September 30, 2023. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023.
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
Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of September 30, 2023 and 2022, the Company's investment in overnight institutional money market funds was $138,344 and $49,725, respectively. The Company's uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company's cash is held with major financial institutions and may at times exceed federally insured limits. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company's collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$166,940	$147,321
Restricted cash	47,935	26,121
Total cash, cash equivalents and restricted cash	$214,875	$173,442
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
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and nine months ended September 30, 2023. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the three and nine months ended September 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities are subject to the adoption of ASU 2016-13, as discussed below.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue as receivable interest on loans if it is not probable that such income will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. As of September 30, 2023 and December 31, 2022, there were no loans with accrued interest past due 30 days or more, respectively.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to September 30, 2023, the Company incurred offering costs of $23,659, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties and none are accrued at September 30, 2023.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of September 30, 2023 and December 31, 2022, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net

The following table details overall statistics for the Company's loans receivable portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Number of loans	143	142
Principal balance	$7,735,561	$7,350,271
Net book value	$7,665,632	$7,350,315
Unfunded loan commitments(1)	$456,666	$574,510
Weighted-average cash coupon(2)(3)	+3.90%	+3.83%
Weighted-average all-in yield(2)(3)	+3.97%	+3.90%
Weighted-average maximum maturity (years)(4)	3.3	4.0
_________________________
(1)    The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    The Company's floating rate loans are expressed as a spread over the relevant benchmark rates, which include the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of September 30, 2023, the one-month SOFR rate was 5.32%. As of December 31, 2022, the one-month LIBOR rate was 4.39% and the one-month SOFR rate was 4.36%.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the nine months ended September 30, 2023 and 2022, the activity in the Company's loan portfolio, was as follows:

	For the Nine Months Ended September 30,
	2023	2022
Loans receivable at beginning of period	$7,350,315	$3,841,868
Loan fundings	1,014,971	3,731,304
Loan repayments	(631,692)	(483,832)
Amortization of deferred fees on loans	5,159	2,973
Exit and extension fees received on loans receivable	(851)	(472)
Loans receivable at end of period	7,737,902	7,091,841
CECL reserve	(72,270)	—
Loans receivable, net, at end of period	$7,665,632	$7,091,841
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of September 30, 2023 and December 31, 2022:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	September 30, 2023 (Unaudited)		December 31, 2022
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,752,761	61%	$4,439,830	61%
Hospitality	1,025,990	13%	792,305	11%
Office	678,392	9%	755,797	10%
Industrial	573,407	7%	369,551	5%
Retail	268,112	4%	424,374	6%
Self Storage	200,490	3%	317,861	4%
Various	142,919	2%	156,031	2%
Mixed Use	95,831	1%	94,566	1%
Loans receivable at end of period	7,737,902	100%	7,350,315	100%
CECL reserve	(72,270)		—
Loans receivable, net, at end of period	$7,665,632		$7,350,315

	September 30, 2023 (Unaudited)		December 31, 2022
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,753,978	49%	$3,719,093	51%
West	1,546,279	20%	1,487,391	20%
Northeast	1,430,235	18%	1,326,408	18%
Various	688,390	9%	507,105	7%
Midwest	319,020	4%	310,318	4%
Loans receivable at end of period	7,737,902	100%	7,350,315	100%
CECL reserve	(72,270)		—
Loans receivable, net, at end of period	$7,665,632		$7,350,315
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	September 30, 2023 (Unaudited)			December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	132	7,293,831	95%	142	7,350,315	100%
4	10	407,584	5%	—	—	—
5	1	36,487	—%	—	—	—
Loans receivable at end of period	143	7,737,902	100%	142	7,350,315	100%
CECL reserve		(72,270)			—
Loans receivable, net, at end of period		$7,665,632			$7,350,315

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
The following table provides details on the changes in CECL reserve for funded loans by investment pool:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in general CECL reserve	1,224	378	1,602
CECL reserve as of March 31, 2023	$36,680	$4,341	$41,021
Increase (Decrease) in general CECL reserve	29,456	1,162	30,618
Increase (Decrease) in specific CECL reserve	2,967	—	2,967
CECL reserve as of June 30, 2023	$69,103	$5,503	$74,606
Increase (Decrease) in general CECL reserve	(2,291)	(45)	(2,336)
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of September 30, 2023	$66,812	$5,458	$72,270
The Company's initial CECL reserve against its loans receivable portfolio of $39,419 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on its unaudited consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded a decrease of $2,336 and an increase of $32,851, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $72,270 as of September 30, 2023.
The Company had one risk-rated 5 senior office loan located in Seattle, WA, originated in December 2021, with an outstanding principal balance of $36,500, amortized cost of $36,487, and an unfunded commitment of $9,600 as of September 30, 2023. The property experienced slower than anticipated leasing activity due to softness in the overall Seattle market office trends. During the three and nine months ended September 30, 2023, the Company recorded a $2,967 specific CECL reserve related to the loan calculated using the loan's collateral fair value, which was determined by applying a capitalization rate of 7.25% and a discount rate of 9.25%. In May 2023, this loan was placed on non-accrual status and future interest collections will be accounted for under the cost recovery method. The Company did not have any additional impaired loans, non-accrual loans, or loans in maturity default within the loans receivable, held-for-investment portfolio as of September 30, 2023.
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of September 30, 2023 by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination September 30, 2023 (Unaudited)

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	639,009	3,758,801	2,704,837	84,303	65,431	41,450	7,293,831
4	—	324,836	49,667	17,669	15,412	—	407,584
5	—	—	36,487	—	—	—	36,487
Loans receivable	$639,009	$4,083,637	$2,790,991	$101,972	$80,843	$41,450	$7,737,902

CECL reserve	(72,270)
Loans receivable, net	$7,665,632
Current Expected Credit Loss Reserve for Unfunded Loan Commitments

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
As of September 30, 2023, the Company had unfunded commitments of $456,666. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments. The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool:

	Unfunded Commitments CECL Reserve September 30, 2023 (Unaudited)
	Senior Loans	Mezzanine Loans	Total
Unfunded Loan Commitments
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Increase (Decrease) in CECL reserve	(33)	1	(32)
CECL reserve as of March 31, 2023	$1,096	$35	$1,131
Increase (Decrease) in CECL reserve	638	(3)	635
CECL reserve as of June 30, 2023	$1,734	$32	$1,766
Increase (Decrease) in CECL reserve	(122)	(8)	(130)
CECL reserve as of September 30, 2023	$1,612	$24	$1,636
The Company's initial CECL reserve against its unfunded loan commitments of $1,163 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its unaudited consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on the unaudited consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded a decrease of $130 and an increase of $473, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $1,636 as of September 30, 2023.
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of September 30, 2023 and December 31, 2022, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Remaining Duration (years)
September 30, 2023 (Unaudited)
CMBS, available-for-sale	$172,392	$169,739	$(9,674)	$96	$(8,226)	$151,935	10.06%(1)	14.7
CMBS, fair value option	$75,830	$72,835	$—	$406	$(81)	$73,160	7.30%(1)	2.8
December 31, 2022
CMBS, available-for-sale	$173,207	$171,369	$—	$45	$(11,950)	$159,464	9.18%(2)	12.7
__________________________
(1)    Calculated using the one-month SOFR rate of 5.32% as of September 30, 2023.
(2)    Calculated using the one-month LIBOR rate of 4.39% and the one-month SOFR rate of 4.36% as of December 31, 2022.

As of September 30, 2023, there was one CMBS, available for sale placed on non-accrual status during the quarter with an amortized cost of $14,126. All future interest collections will be accounted for under the cost recovery method.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

Nine Months Ended September 30, 2023
Allowance for credit losses at beginning of period	$—
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	—
Allowance for credit losses as of March 31, 2023	—
Additions on securities for which credit losses were not previously recorded	(6,992)
(Increase) decrease on securities with previously recorded credit losses	—
Allowance for credit losses as of June 30, 2023	(6,992)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(2,682)
Allowance for credit losses as of September 30, 2023	$(9,674)

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
September 30, 2023 (Unaudited)
CMBS, available-for-sale	$175,428	$97,174	$(8,312)	$(8,183)
December 31, 2022
CMBS, available-for-sale	$150,230	$756	$(11,889)	$(61)
As of September 30, 2023 and December 31, 2022, there were ten securities and fifteen securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of September 30, 2023 and December 31, 2022, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2023 (Unaudited)
CMBS, held-to-maturity	$74,614	$(71)	$74,543	$—	$(7,340)	$67,203
December 31, 2022
CMBS, held-to-maturity	$68,559	$—	$68,559	$—	$—	$68,559

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table provides details on the changes in CECL reserve for held-to-maturity CMBS:

September 30, 2023 (Unaudited)
CMBS, held-to-maturity
CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(283)
CECL reserve as of March 31, 2023	$656
Increase (Decrease) in CECL reserve	(268)
CECL reserve as of June 30, 2023	$388
Increase (Decrease) in CECL reserve	(317)
CECL reserve as of September 30, 2023	$71
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of September 30, 2023 and December 31, 2022, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
September 30, 2023 (Unaudited)
CMBS, held-to-maturity	$74,614	$—	$44,492	$30,122	$—
December 31, 2022
CMBS, held-to-maturity	$68,559	$—	$38,435	$30,124	$—
Note 5. Real Estate
Investment in real estate, net, consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Building and building improvements	$120,527	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,530	33,402
Total	194,307	194,179
Accumulated depreciation and amortization	(9,131)	(3,630)
Real estate, net	$185,176	$190,549

The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2023 (remaining)	$912
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,134
Total	$28,283

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

The components of rental operations, net on the Company's unaudited consolidated statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income	$5,297	$3,569	$14,985	$3,569
Less: depreciation and amortization	(1,835)	(1,839)	(5,501)	(1,839)
Less: cost of rental operations(1)	(3,696)	(2,798)	(11,415)	(2,798)
Rental operations, net	$(234)	$(1,068)	$(1,931)	$(1,068)
________________
(1)    Cost of rental operations during the three and nine months ended September 30, 2023, includes $2,365 and $6,718, respectively, of interest expense related to the mortgage note payable.
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.66%(2)	$194,223	$—	December 18, 2036	$292,227	$290,996
2021-FL2 Notes	+1.64%(2)	640,056	—	May 5, 2038	768,945	761,177
2021-FL3 Notes	+1.61%(2)	928,483	—	November 4, 2036	1,102,550	1,094,349
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,080,659	1,068,520
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	689,919	680,370
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	749,880	742,077
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	814,659	806,603
		4,343,790	—		5,498,839	5,444,092
Repurchase Agreements
WF-1 Facility	+1.88%(3)	48,870	551,130	August 30, 2024	62,596	61,921
GS-1 Facility	+2.83%(4)	18,781	431,219	January 26, 2025	84,448	83,981
RBC Facility	+1.30%	29,646	—	N/A	—	—
BB-1 Facility	+1.96%(5)	11,474	688,526	February 22, 2024	14,801	14,690
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,990	88,855
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	80,000	—	March 1, 2024	276,477	276,259
Lucid Facility	+1.15%(3)	15,867	—	N/A	—	—
		242,175	2,033,338		528,312	525,706
Revolving Credit Facility
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,927	1,140,393
Barclays Facility	(8)	—	310,000	August 1, 2025	—	—
		850,000	460,000		1,148,927	1,140,393
Mortgage Loan
Natixis Loan	+2.15%(6)	124,700	—	July 9, 2025	156,364	184,672
Total		$5,560,665	$2,493,338		$7,332,442	$7,294,863
________________
(1)    The amount outstanding under the facilities approximates their fair value.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
(2)    The rates are expressed over the relevant floating benchmark rates, which include Term SOFR, and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)    Benchmark rate is subject to a 0.00% floor. SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(4)    Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset by asset basis.
(5)    Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(6)     Term SOFR is subject to a 0.00% floor.
(7)    The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(8)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.

	As of December 31, 2022
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.55%(3)	$196,785	$—	December 18, 2036	$294,751	$295,040
2021-FL2 Notes	+1.53%(3)	646,935	—	May 5, 2038	782,767	783,381
2021-FL3 Notes	+1.51%(3)	928,483	—	November 4, 2036	1,133,769	1,135,195
2022-FL4 Notes	+2.21%(6)	837,662	—	January 31, 2039	1,081,159	1,080,953
2022-FL5 Notes	+3.05%(6)	570,112	—	June 17, 2037	689,885	689,246
2022-FL6 Notes	+2.96%(6)	566,250	—	August 19, 2037	749,837	749,502
2022-FL7 Notes	+3.35%(6)	637,592	—	October 17, 2039	814,611	814,542
		4,383,819	—		5,546,779	5,547,859
Repurchase Agreements
WF-1 Facility	+2.04%(4)	375,381	224,619	August 30, 2024	481,146	480,371
GS-1 Facility	+2.40%(5)	34,519	315,481	January 26, 2023	48,276	47,846
RBC Facility	1.39%	55,934	—	N/A	85,707	79,274
BB-1 Facility	+2.14%(6)	186,139	513,861	February 22, 2024	236,783	236,462
MS-1 Facility	+2.86%(7)	108,263	41,737	October 13, 2025	141,312	140,787
NTX-1 Facility	(4)	—	187,500	November 10, 2024	—	—
		760,236	1,283,198		993,224	984,740
Revolving Credit Facilities
MM-1 Facility	+2.14%(7)(8)	310,982	689,018	September 20, 2029	439,431	439,051
Barclays Facility	(9)	—	310,000	August 1, 2025	—	—
		310,982	999,018		439,431	439,051
Mortgage Loan
Natixis Loan	+2.15%(7)	124,700	2,000	July 9, 2025	158,963	192,039
Total		$5,579,737	$2,284,216		$7,138,397	$7,163,689
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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2023 were $5,674,603 and 7.12%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $4,560,400 and 3.83%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2023 and December 31, 2022.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of September 30, 2023 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facility	Mortgage Loan	Total
2023	$—	$—	$—	$—	$—
2024	12,597	140,344	—	—	152,941
2025	103,096	56,318	—	124,700	284,114
2026	556,744	—	—	—	556,744
Thereafter	3,671,353	45,513	850,000	—	4,566,866
Total	$4,343,790	$242,175	$850,000	$124,700	$5,560,665
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

	As of September 30, 2023 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2019-FL1	14	$292,791
2021-FL2	26	769,064
2021-FL3	30	1,102,723
2022-FL4	25	1,080,841
2022-FL5	25	690,000
2022-FL6	24	750,000
2022-FL7	21	814,814
Total	165	$5,500,233
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	September 30,
	2023	2022
Face value	$4,343,790	$3,772,476
Unamortized deferred financing costs	(27,733)	(30,649)
Unamortized discount	(9,785)	(7,887)
Net book value	$4,306,272	$3,733,940
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

	September 30,
	2023	2022
Face value	$242,175	$883,580
Unamortized deferred financing costs	(2,718)	(2,976)
Net book value	$239,457	$880,604

WF-1 Facility
On August 24, 2023, FS CREIT Finance WF-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 11 to Master Repurchase and Securities Contract, or Eleventh Amendment to Master Repurchase Agreement, amending Master Repurchase and Securities Contract dated as of August 30, 2017 with Wells Fargo Bank, National Association, as buyer. The Eleventh Amendment to Master Repurchase Agreement provides for, among other things, an extension of each of the Maturity Date and the Funding Expiration Date, in each case, from August 30, 2023 to August 30, 2024.
BMO-1 Facility
On August 3, 2023, the Company closed on the 1st Amendment to the Master Repurchase Agreement between Bank of Montreal and FS CREIT Finance BMO-1 LLC. The amendment provides for, among other things, (i) the addition of “component interest,” “component interest documents,” and “component interest note”, (ii) a revision to Schedule 1(b) – Re: Purchased Assets Consisting of Component Interests, and (iii) a revision to Exhibit A – Form of Transaction Request and Confirmation. There are no changes to the economic terms of the agreement.
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

	September 30,
	2023	2022
Face value	$850,000	$704,105
Unamortized deferred financing costs	(10,493)	(8,383)
Net book value	$839,507	$695,722

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

	September 30,
	2023	2022
Face value	$124,700	$124,700
Unamortized deferred financing costs	(1,220)	(2,132)
Net book value	$123,480	$122,568
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
Origination Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination fees of up

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by the sub-adviser or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the nine months ended September 30, 2023 and 2022, $7,418 and $33,237, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company. During the nine months ended September 30, 2023 and 2022, $0 and $2,000, respectively, in capital market fees were paid to affiliates of the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $23,902 for the period from November 7, 2016 (Inception) to September 30, 2023. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the nine months ended September 30, 2023, the Company paid $5,159 to FS Real Estate Advisor for offering costs previously funded. As of September 30, 2023, $4,180 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the nine months ended September 30, 2023 and 2022:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2023	2022	2023	2022
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,092	$6,629	$25,514	$15,825
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$6,354	$3,904	$17,742	$4,056
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$—	$3,434	$—	$8,658
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(4)	$7,366	$—	$20,682	$—
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$—	$—	$—	$2,000
Rialto Capital Management	Sub-Advisory Agreement	Valuation Services Fees(5)	$108	$106	$329	$299
_______________________
(1)    During the nine months ended September 30, 2023, FS Real Estate Advisor received $23,949, in cash as payment for management fees. During the nine months ended September 2022, FS Real Estate Advisor received $2,007 in cash and $11,409 of performance contingent rights were issued as payment for management fees. As of September 30, 2023 and 2022, there were $9,088 and $0 base management fees payable to FS Real Estate Advisor.
(2)    During the nine months ended September 30, 2023 and 2022, $16,160 and $557, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2023, there were $6,354 performance fees payable to FS Real Estate Advisor.
(3)    During the nine months ended September 30, 2022, $7,978, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying unaudited consolidated statements of operations.
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
(5)     During the nine months ended September 30, 2023 and 2022, $214 and $193, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2023 and December 31, 2022, the Company accrued $115,832 and

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
$107,692, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the period from September 13, 2017 (Commencement of Operations) to September 30, 2023, the Company accrued $6,592 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $148 in reimbursements for the nine months ended September 30, 2023. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2023, the Company received $6,592 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2023, the Company had $61 of reimbursements due from FS Real Estate Advisor and Rialto.
During the nine months ended September 30, 2023 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
September 30, 2023	$—	$753	$—	$—	September 30, 2025
June 30, 2023	61	—	61	—	June 30, 2025
March 31, 2023	87	—	87	—	March 31, 2025
December 31, 2022	605	—	605	—	December 31, 2024
	$753	$753	$753	$—
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
As of September 30, 2023, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,583 and $402, respectively.
RIAL 2022-FL8 Transaction

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
Note 8. Stockholders' Equity
Below is a summary of transactions with respect to shares of the Company's common stock during the nine months ended September 30, 2023 and 2022:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	72,725	12,869,916	131,578	734,839	14,478,091	28,287,149
Reinvestment of distributions	22,334	—	33,745	1,484,600	12,790	83,733	1,140,038	2,777,240
Redemptions of common stock	(114,365)	—	(109,653)	(5,080,070)	(37,372)	(401,787)	(3,980,011)	(9,723,258)
Transfers in or out	(10,259)	—	(219,302)	(55,465)	(174,445)	(269,434)	748,035	19,130
Balance as of September 30, 2023	755,420	906,648	1,378,393	64,127,317	675,550	4,792,423	46,397,317	119,033,068

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,812	322,941	3,275	18,333	339,042	685,403
Reinvestment of distributions	559	—	838	37,215	318	2,088	27,652	68,670
Redemptions of common stock	(2,862)	—	(2,723)	(127,360)	(929)	(10,015)	(96,545)	(240,434)
Transfers in or out	(257)	—	(5,447)	(1,390)	(4,338)	(6,722)	18,154	—
Accrued stockholder servicing fees(1)	—	—	(49)	(17,913)	(16)	(236)	—	(18,214)
Balance as of September 30, 2023	$18,448	$22,371	$32,904	$1,487,838	$16,727	$111,970	$1,120,545	$2,810,803

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	188,212	30,189,475	113,587	1,605,166	20,603,163	52,699,603
Reinvestment of distributions	22,136	—	31,615	877,669	11,074	52,503	503,185	1,498,182
Redemptions of common stock	(74,770)	—	(33,438)	(2,268,159)	(21,931)	(153,213)	(1,462,991)	(4,014,502)
Transfers in or out	—	—	(1,729)	—	(18,729)	(142,726)	167,368	4,184
Balance as of September 30, 2022	850,244	906,648	1,592,037	51,622,706	726,163	4,238,466	31,177,412	91,113,676

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	4,699	760,752	2,840	40,238	503,433	1,311,962
Reinvestment of distributions	554	—	793	22,106	277	1,820	12,288	37,838
Redemptions of common stock	(1,870)	—	(835)	(57,119)	(549)	(3,840)	(35,731)	(99,944)
Transfers in or out	—	—	(43)	—	(468)	(3,580)	4,091	—
Accrued stockholder servicing fees(1)	—	—	(192)	(58,903)	(32)	(2,431)	—	(61,558)
Balance as of September 30, 2022	$20,822	$22,371	$38,284	$1,197,986	$18,013	$99,043	$763,089	$2,159,608
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the nine months ended September 30, 2023 and 2022, the Company repurchased 9,723,258 and 4,014,502, respectively, shares of common stock under its share repurchase plan representing a total of $240,434 and $99,944, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2023 or 2022, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2023:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
February 27, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
March 30, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
April 27, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
May 30, 2023	$0.1749	$0.1749	$0.1312	$0.1312	$0.1427	$0.1427	$0.1489
June 29, 2023	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
July 28, 2023	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
August 30, 2023	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
September 29, 2023	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
Total	$1.5835	$1.5835	$1.1902	$1.1902	$1.2937	$1.2937	$1.3495
The following table reflects the amount of cash distributions that the Company paid on its common stock during the nine months ended September 30, 2023, and 2022:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions:
Paid or payable in cash	$25,820	$16,473	$72,406	$40,805
Reinvested in shares	25,196	15,943	68,670	37,838
Total distributions	$51,016	$32,416	$141,076	$78,643
Source of distributions:
Cash flows from operating activities	$51,016	$32,416	$141,076	$78,643
Offering proceeds	—	—	—	—
Total sources of distributions	$51,016	$32,416	$141,076	$78,643
Net cash provided by (used in) operating activities(1)	$81,922	$47,173	$201,619	$96,098
______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for October 2023 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2023 (Unaudited)				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$225,095	$—	$225,095	$—	$159,464	$—	$159,464	$—
Mortgage loans held in securitization trusts, at fair value	330,629	—	—	330,629	324,263	—	—	324,263
Interest rate cap	3,246	—	3,246	—	4,616	—	4,616	—
Total	$558,970	$—	$228,341	$330,629	$488,343	$—	$164,080	$324,263

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$298,170	—	$298,170	—	$291,193	—	$291,193	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

Mortgage loans held in securitization trusts, at fair value
Fair value at beginning of period	$324,263
Accretion of discount (amortization of premium)	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	6,366
Purchases	—
Sales and repayments	—
Issuances	—
Transfer into Level 3	—
Transfers out of Level 3	—
Consolidation of securitization trusts	—
Deconsolidation of securitization trusts	—
Fair value at end of period	$330,629
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2023
Included in earnings	$—
Included in other comprehensive income	—
As of September 30, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2023, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 12.69% to 16.82% (weighted average blended yield of 14.16%) and a life of 1 to 3.5 years (weighted average life of 2.6 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2023 (Unaudited)			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$214,875	$214,875	$214,875	$201,618	$201,618	$201,618
Loans receivable - held-for-investment(1)	$7,665,632	$7,735,561	$7,655,946	$7,350,315	$7,350,271	$7,339,105
Mortgage-backed securities held-to-maturity	$74,543	$80,300	$67,203	$68,559	$80,300	$68,559
Financial Liabilities
Repurchase agreements(2)	$239,457	$242,175	$242,175	$756,816	$760,236	$760,236
Credit facilities	$839,507	$850,000	$850,000	$298,544	$310,982	$310,982
Collateralized loan obligations(2)(3)	$4,306,272	$4,334,005	$4,334,005	$4,336,701	$4,371,684	$4,371,684
Mortgage note payable(2)	$123,480	$124,700	$124,700	$122,568	$124,700	$124,700
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of September 30, 2023, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $33,230 and $36,469, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $330,629 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $33,230 at September 30, 2023) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Restricted cash	$32,477	$—
Loans receivable, held-for-investment	5,498,839	5,546,779
Interest receivable	23,228	24,144
Other assets	7,034	853
Mortgage loans held in securitization trusts, at fair value	330,629	324,263
Total assets	$5,892,207	$5,896,039

Liabilities
Collateralized loan obligations, net	$4,306,272	$4,336,701
Interest payable	12,022	12,631
Other liabilities	533	473
Mortgage obligations issued by securitization trusts, at fair value	298,170	291,193
Total liabilities	$4,616,997	$4,640,998
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $317,117 as of September 30, 2023.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of September 30, 2023.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$3,246
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
			2023	2022	2023	2022
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(762)	$1,758	$(1,370)	$309

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
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan fundings(1)	$440,443	$646,718	$1,014,971	$3,731,304
Loan repayments(2)	(247,394)	(94,796)	(631,692)	(483,832)
Total net fundings	$193,049	$551,922	$383,279	$3,247,472
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2022.
The following table details overall statistics for our loans receivable portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Number of loans	143	142
Principal balance	$7,735,561	$7,350,271
Net book value	$7,665,632	$7,350,315
Unfunded loan commitments(1)	$456,666	$574,510
Weighted-average cash coupon(2)	+3.90%	+3.83%
Weighted-average all-in yield(2)	+3.97%	+3.90%
Weighted-average maximum maturity (years)(3)	3.3	4.0
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over the Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of September 30, 2023:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	3/7/2018	$11,000	$11,000	$10,987	+5.75%	+5.87%	6/9/2024	Las Vegas, NV	Hospitality	73%
2	Senior Loan	6/11/2018	8,000	8,000	7,999	+5.25%	+5.34%	3/9/2024	Miami, FL	Retail	67%
3	Senior Loan	7/18/2018	22,500	22,500	22,464	+5.36%	+5.53%	8/9/2025	Gaithersburg, MD	Hospitality	73%
4	Senior Loan	4/9/2019	37,000	37,000	36,933	+4.25%	+4.25%	4/9/2025	New York City, NY	Mixed Use	75%
5	Senior Loan	6/28/2019	28,500	28,500	28,498	+5.46%	+5.57%	7/9/2025	Davis, CA	Hospitality	70%
6	Senior Loan	10/22/2019	15,300	15,300	15,412	+5.00%	+5.22%	5/9/2025	Oakland, CA	Mixed Use	74%
7	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
8	Senior Loan	2/19/2020	18,000	14,400	14,402	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	63%
9	Mezz Loan	2/21/2020	18,102	18,102	18,102	+10.00%	+10.00%	3/1/2030	Various	Industrial	79%
10	Senior Loan	12/10/2020	22,300	17,672	17,669	+5.36%	+5.37%	1/9/2026	Fox Hills, CA	Office	81%
11	Senior Loan	12/18/2020	28,440	24,738	24,737	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	75%
12	Senior Loan	12/29/2020	11,983	11,808	12,062	+3.86%	+4.03%	1/9/2026	Brooklyn, NY	Multifamily	49%
13	Senior Loan	1/28/2021	16,100	16,100	16,153	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self Storage	84%
14	Senior Loan	2/26/2021	18,590	17,706	17,703	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	60%
15	Senior Loan	3/11/2021	32,000	30,000	29,997	+4.61%	+4.70%	3/9/2026	Colleyville, TX	Retail	58%
16	Senior Loan	3/12/2021	52,250	34,251	34,246	+5.86%	+5.87%	3/9/2026	San Francisco, CA	Office	86%
17	Senior Loan	3/19/2021	12,718	12,718	12,768	+4.06%	+4.24%	4/9/2026	Brooklyn, NY	Multifamily	84%
18	Senior Loan	3/25/2021	13,405	12,830	12,855	+3.36%	+3.45%	4/9/2026	Lithonia, GA	Multifamily	72%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
19	Senior Loan	3/29/2021	$35,880	$34,397	$34,392	+3.71%	+3.72%	4/9/2026	Arlington, TX	Multifamily	86%
20	Senior Loan	4/15/2021	64,460	64,171	64,164	+2.91%	+2.92%	5/9/2026	Lawrenceville, GA	Multifamily	79%
21	Senior Loan	4/26/2021	68,100	66,000	65,993	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
22	Senior Loan	4/27/2021	39,050	35,562	35,558	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
23	Senior Loan	5/4/2021	30,000	24,466	24,463	5.66%	+5.92%	5/9/2026	Richardson, TX	Office	76%
24	Senior Loan	5/10/2021	19,200	17,892	17,886	+3.61%	+3.63%	5/9/2026	University City, PA	Multifamily	71%
25	Senior Loan	5/12/2021	85,000	85,000	85,092	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	75%
26	Senior Loan	5/28/2021	35,785	31,085	31,078	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
27	Senior Loan	6/16/2021	17,500	16,956	16,952	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	82%
28	Senior Loan	6/16/2021	15,406	15,320	15,316	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	78%
29	Senior Loan	6/23/2021	48,944	48,155	48,147	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	81%
30	Senior Loan	6/24/2021	38,600	38,085	38,077	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	82%
31	Senior Loan	6/25/2021	25,000	24,441	24,437	+3.16%	+3.17%	7/9/2026	Austin, TX	Multifamily	70%
32	Senior Loan	7/7/2021	52,200	47,173	47,165	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	78%
33	Senior Loan	7/13/2021	21,350	21,350	21,342	+3.51%	+3.53%	8/9/2026	Grand Prairie, TX	Multifamily	72%
34	Senior Loan	7/20/2021	21,136	18,828	18,858	3.36%	+3.46%	8/9/2026	Las Vegas, NV	Multifamily	74%
35	Senior Loan	7/21/2021	41,300	40,617	40,613	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	82%
36	Senior Loan	7/22/2021	62,100	60,858	60,849	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	76%
37	Senior Loan	7/28/2021	43,350	42,592	42,583	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	81%
38	Senior Loan	7/29/2021	62,500	62,500	62,498	+3.21%	+3.22%	8/9/2026	Maitland, FL	Multifamily	72%
39	Senior Loan	7/29/2021	47,500	47,500	47,498	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
40	Senior Loan	8/2/2021	60,130	58,947	58,934	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	75%
41	Senior Loan	8/3/2021	46,500	46,500	46,501	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	73%
42	Senior Loan	8/3/2021	38,500	38,500	38,499	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	71%
43	Senior Loan	8/6/2021	20,000	20,000	20,045	+3.21%	+3.31%	8/9/2026	Sandy Springs, GA	Multifamily	74%
44	Senior Loan	8/9/2021	53,160	51,836	51,827	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	80%
45	Senior Loan	8/9/2021	42,660	41,526	41,521	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	61%
46	Senior Loan	8/13/2021	29,817	26,475	26,503	+3.21%	+3.30%	9/9/2026	Various	Industrial	76%
47	Senior Loan	8/19/2021	43,000	43,000	42,991	+3.21%	+3.22%	9/9/2026	Omaha, NE	Multifamily	75%
48	Senior Loan	8/25/2021	41,395	41,043	41,034	+3.26%	+3.27%	9/9/2026	Cypress, TX	Multifamily	70%
49	Senior Loan	8/26/2021	21,805	21,605	21,596	+3.21%	+3.23%	9/9/2026	Seattle, WA	Multifamily	75%
50	Senior Loan	8/31/2021	37,391	37,391	37,386	+3.21%	+3.31%	9/9/2026	Colorado Springs, CO	Multifamily	74%
51	Senior Loan	9/10/2021	71,201	68,556	68,541	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	72%
52	Senior Loan	9/23/2021	16,300	15,343	15,421	+4.36%	+4.61%	9/9/2026	Various	Multifamily	82%
53	Mezz Loan	10/1/2021	53,306	53,306	52,929	+10.00%	+10.60%	4/1/2026	Various	Various	93%
54	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.11%	+3.11%	6/9/2026	Philadelphia, PA	Multifamily	67%
55	Senior Loan	10/28/2021	40,200	39,283	39,272	+3.11%	+3.12%	11/9/2026	Dallas, TX	Multifamily	87%
56	Senior Loan	11/1/2021	48,906	47,675	47,665	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	72%
57	Senior Loan	11/1/2021	42,300	41,263	41,253	+3.61%	+3.62%	11/9/2026	Doraville, GA	Multifamily	85%
58	Senior Loan	11/4/2021	37,300	37,300	37,300	+3.45%	+3.95%	11/1/2024	Boca Raton, FL	Multifamily	84%
59	Senior Loan	11/5/2021	55,960	52,367	52,362	+3.21%	+3.22%	11/9/2026	Houston, TX	Industrial	79%
60	Senior Loan	11/5/2021	36,325	35,840	35,825	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	81%
61	Senior Loan	11/10/2021	47,162	44,712	44,773	+3.86%	+4.20%	11/9/2026	Fayetteville, AR	Multifamily	71%
62	Senior Loan	11/18/2021	27,387	27,387	27,380	+3.71%	+3.72%	12/9/2026	Brooklyn, NY	Self Storage	70%
63	Senior Loan	11/23/2021	47,600	41,239	41,232	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	73%
64	Senior Loan	11/23/2021	32,000	27,802	27,796	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	74%
65	Senior Loan	11/30/2021	38,310	37,193	37,350	+4.45%	+4.70%	12/9/2026	Memphis, TN	Office	74%
66	Senior Loan	12/3/2021	34,327	34,327	34,322	+3.45%	+3.45%	12/9/2026	Various	Self Storage	68%
67	Senior Loan	12/3/2021	18,828	18,828	18,824	+3.45%	+3.46%	12/9/2026	Various	Self Storage	66%
68	Senior Loan	12/15/2021	85,000	81,800	81,788	+3.35%	+3.35%	12/9/2026	Sunny Isles, FL	Multifamily	74%
69	Senior Loan	12/15/2021	49,000	49,000	48,988	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
70	Senior Loan	12/15/2021	28,400	27,372	27,365	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	83%
71	Senior Loan	12/16/2021	33,000	31,504	31,492	+3.55%	+3.56%	1/9/2027	Fort Worth, TX	Multifamily	74%
72	Senior Loan	12/17/2021	46,100	36,500	36,487	+4.30%	+4.39%	1/9/2027	Seattle, WA	Office	53%
73	Senior Loan	12/21/2021	65,450	65,450	65,440	+4.35%	+4.36%	1/9/2027	Dallas, TX	Hospitality	58%
74	Senior Loan	12/21/2021	93,900	87,743	87,734	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	94%
75	Senior Loan	12/21/2021	36,000	36,000	35,988	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	71%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
76	Senior Loan	12/22/2021	$81,500	$59,447	$59,671	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	63%
77	Senior Loan	12/23/2021	83,400	74,554	74,537	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	70%
78	Senior Loan	12/30/2021	95,000	95,000	94,989	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
79	Senior Loan	1/7/2022	58,000	56,898	57,065	+4.36%	+4.54%	11/9/2026	Miami, FL	Hospitality	52%
80	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Office	72%
81	Senior Loan	1/13/2022	103,600	94,636	94,616	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	83%
82	Senior Loan	1/28/2022	24,489	24,489	24,539	+3.81%	+4.01%	9/9/2026	Mesquite, TX	Multifamily	78%
83	Senior Loan	1/28/2022	43,650	36,581	36,666	+4.00%	+4.13%	2/9/2027	Milwaukee, WI	Office	65%
84	Senior Loan	1/28/2022	22,149	22,149	22,192	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	85%
85	Senior Loan	1/28/2022	31,229	31,229	31,292	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	83%
86	Senior Loan	2/4/2022	89,000	89,000	89,738	+3.85%	+3.85%	2/1/2025	Temecula, CA	Multifamily	75%
87	Senior Loan	2/15/2022	58,750	56,943	56,929	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	80%
88	Senior Loan	2/17/2022	55,400	50,093	50,152	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	87%
89	Senior Loan	2/18/2022	49,240	33,992	33,978	+3.90%	+3.91%	3/9/2027	Atlanta, GA	Office	76%
90	Senior Loan	2/28/2022	75,000	74,299	74,299	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	70%
91	Senior Loan	3/7/2022	53,885	50,238	50,299	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	79%
92	Senior Loan	3/9/2022	84,000	80,787	80,787	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	76%
93	Senior Loan	3/10/2022	110,150	90,577	90,559	+5.00%	+5.01%	4/9/2027	Santa Clara, CA	Office	62%
94	Senior Loan	3/14/2022	42,000	40,478	40,576	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	77%
95	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	67%
96	Senior Loan	3/31/2022	120,470	86,552	86,539	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	69%
97	Senior Loan	4/6/2022	46,500	44,462	44,447	+3.50%	+3.51%	4/9/2027	Atlanta, GA	Multifamily	80%
98	Mezz Loan	4/6/2022	5,379	5,379	5,379	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	90%
99	Senior Loan	4/13/2022	62,650	56,294	56,275	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	81%
100	Senior Loan	4/26/2022	69,350	63,340	63,321	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
101	Senior Loan	4/26/2022	49,125	45,372	45,473	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	73%
102	Senior Loan	4/27/2022	67,940	63,473	63,506	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	87%
103	Senior Loan	4/27/2022	31,800	28,316	28,307	+4.30%	+4.31%	5/9/2027	Morrow, GA	Industrial	77%
104	Senior Loan	4/28/2022	195,000	195,000	195,196	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
105	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
106	Senior Loan	4/29/2022	37,136	35,349	35,383	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	82%
107	Senior Loan	5/12/2022	58,165	56,605	56,595	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	79%
108	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	87%
109	Senior Loan	5/13/2022	93,500	92,469	92,619	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	64%
110	Senior Loan	5/13/2022	89,500	86,657	86,800	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	63%
111	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
112	Senior Loan	5/20/2022	63,000	62,364	62,357	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
113	Senior Loan	5/26/2022	108,500	100,349	100,450	+3.40%	+3.58%	6/9/2027	Mesa, AZ	Multifamily	68%
114	Senior Loan	6/8/2022	144,160	144,160	144,627	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
115	Mezz Loan	6/8/2022	15,840	15,840	15,892	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
116	Senior Loan	6/9/2022	365,610	351,276	351,245	3.30%	+3.30%	6/9/2027	Various	Multifamily	75%
117	Senior Loan	6/14/2022	104,630	91,030	91,014	+3.80%	+3.81%	6/9/2027	San Jose, CA	Industrial	36%
118	Senior Loan	6/16/2022	52,280	49,201	49,194	+3.80%	+3.80%	7/9/2027	Jacksonville, FL	Multifamily	77%
119	Senior Loan	6/23/2022	57,000	48,946	48,990	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	69%
120	Senior Loan	6/28/2022	100,000	100,000	99,983	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
121	Senior Loan	6/30/2022	106,000	100,000	99,989	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
122	Senior Loan	7/7/2022	57,250	55,542	55,590	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	72%
123	Senior Loan	7/15/2022	107,000	85,000	84,980	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
124	Senior Loan	7/20/2022	85,690	80,962	81,028	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
125	Senior Loan	8/4/2022	90,000	90,000	89,990	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
126	Senior Loan	8/17/2022	55,600	53,404	53,437	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	63%
127	Senior Loan	8/25/2022	45,000	45,000	45,234	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
128	Senior Loan	9/8/2022	87,000	74,628	74,710	+4.25%	+4.34%	9/9/2027	Washington, DC, MD	Hospitality	53%
129	Senior Loan	9/22/2022	103,552	103,552	103,811	+3.66%	+3.79%	9/1/2024	Various	Self Storage	74%
130	Senior Loan	9/30/2022	40,000	34,500	34,585	+5.00%	+5.27%	10/9/2027	New Orleans, LA	Hospitality	64%
131	Senior Loan	10/3/2022	91,100	81,300	81,284	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	48%
132	Senior Loan	10/13/2022	60,000	54,000	54,048	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
133	Mezz Loan	10/20/2022	$31,111	$29,084	$29,084	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	15%
134	Senior Loan	11/3/2022	73,000	51,350	51,386	+4.75%	+4.85%	11/9/2027	Adairsville, GA	Hospitality	45%
135	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	51%
136	Senior Loan	12/21/2022	55,000	53,451	53,467	+3.85%	+3.95%	12/9/2027	San Bernardino, CA	Multifamily	67%
137	Senior Loan	1/13/2023	100,000	100,000	100,088	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
138	Senior Loan	1/20/2023	138,407	120,407	120,407	+3.70%	+3.70%	2/9/2028	Various	Industrial	95%
139	Mezz Loan	1/20/2023	15,379	13,379	13,379	+5.20%	+5.20%	2/9/2028	Various	Industrial	106%
140	Senior Loan	3/29/2023	48,010	48,010	46,619	+2.25%	+4.19%	10/9/2027	Various	Multifamily	57%
141	Senior Loan	7/14/2023	156,500	156,500	156,491	+4.00%	+4.05%	7/9/2028	Various	Multifamily	69%
142	Senior Loan	7/18/2023	128,000	120,000	120,000	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
143	Senior Loan	7/31/2023	82,000	82,000	82,025	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
Total/Weighted Average			$8,192,227	$7,735,561	$7,737,902	+3.90%	+3.97%
CECL Reserve					(72,270)
Loans receivable, net					$7,665,632
__________________________
(1)    Date loan was originated or acquired by us, and the loan-to-value, or LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)    The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR. In addition to cash coupon, all-in yield include accretion of discount (amortization of premium) and accrual of exit fees.
(3)    Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$192,867	$111,575	$551,164	$226,436
Less: Interest expense	(110,572)	(59,107)	(315,461)	(104,506)
Interest income on mortgage loans held in securitization trusts	4,363	—	11,590	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(3,425)	—	(9,283)	—
Net interest income	83,233	52,468	238,010	121,930
Other expenses
Management fee	9,092	6,629	25,514	15,825
Performance fee	6,354	3,904	17,742	4,056
General and administrative expenses	10,008	5,685	30,446	14,528
Less: Expense limitation	—	—	(148)	—
Add: Expense recoupment to sponsor	753	256	753	3,026
Net other expenses	26,207	16,474	74,307	37,435
Other income (loss)
(Increase) decrease in current expected credit loss reserve	101	—	(42,130)	—
Income (loss) from rental operations, net	(234)	(1,068)	(1,931)	(1,068)
Net change in unrealized gain on interest rate cap	(762)	1,758	(1,370)	309
Net realized gain (loss) on extinguishment of debt	265	—	265	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	45	—	325	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(213)	—	(742)	—
Total other income (loss)	(798)	690	(45,583)	(759)
Net income before taxes	56,228	36,684	118,120	83,736
Income tax expense	(274)	(348)	(2,260)	(831)
Net income	55,954	36,336	115,860	82,905
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$55,951	$36,333	$115,849	$82,894
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
FS Real Estate Advisor and Rialto each agreed to waive the recoupment of any amounts that may be subject to conditional reimbursement during the quarterly period ended September 30, 2023. To the extent that the conditions to recoupment are satisfied in a future quarter (prior to the expiration of the three-year period for reimbursement set forth in the expense limitation agreement), such expenses may be subject to conditional recoupment in accordance with the terms of the expense limitation agreement.
During the period from September 13, 2017 (Commencement of Operations) to September 30, 2023, we accrued $6,592 for reimbursement of expenses that FS Real Estate Advisor and Rialto paid or waived, including $148 in reimbursements for the nine months ended September 30, 2023. During the period from September 13, 2017 (Commencement of Operations) to September 30, 2023, we received $6,592 in cash reimbursements from FS Real Estate Advisor. As of September 30, 2023, we had $0 of reimbursements due from FS Real Estate Advisor and Rialto.
During the nine months ended September 30, 2023, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Changes in current expected credit loss reserve
During the three and nine months ended September 30, 2023, our expected credit loss reserve increased by $101 and $42,130, respectively. The increase reflects a specific CECL reserve on a loan in our portfolio, as well as a more adverse macroeconomic outlook.
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
Our FFO and MFFO are calculated for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (GAAP)	$55,954	$36,336	$115,860	$82,905
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,835	1,839	5,501	1,839
Funds from operations	$57,789	$38,175	$121,361	$84,744
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(679)	(198)	(6,055)	(497)
Straight-line rental income	(547)	(342)	(2,877)	(342)
Net change in unrealized (gain) loss on interest rate cap	762	(1,758)	1,370	(309)
Net change in current expected credit loss reserve	(101)	—	42,130	—
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(45)	—	(325)	—
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	213	—	742	—
Modified funds from operations	$57,392	$35,877	$156,346	$83,596
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2023:

Components of NAV	September 30, 2023
Cash and cash equivalents	$166,940
Restricted cash	47,935
Loans receivable, net of specific CECL reserve of $2,967	7,734,935
Mortgage-backed securities held-to-maturity	74,614
Mortgage-backed securities, at fair value	225,095
Interest receivable	35,987
Investment in real estate	184,672
Receivable for investment sold and repaid	46,316
Other assets	1,819
Mortgage loans held in securitization trusts, at fair value	330,629
Repurchase agreements payable, net of deferred financing costs	(239,457)
Credit facility payable	(839,507)
Collateralized loan obligations, net of deferred financing costs	(4,306,272)
Mortgage note, net of deferred financing costs	(123,480)
Accrued servicing fees(1)	(1,330)
Other liabilities	(298,170)
Mortgage loan obligations held in securitization trusts, at fair value	(95,044)
Net asset value	$2,945,682
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2023:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$19,018	$21,944	$34,260	$1,609,044	$16,824	$119,622	$1,124,970	$2,945,682
Number of outstanding shares	755,420	906,648	1,378,393	64,127,317	675,550	4,792,423	46,397,317	119,033,068
NAV per share as of September 30, 2023	$25.1754	$24.2039	$24.8547	$25.0914	$24.9043	$24.9607	$24.2464
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the September 30, 2023 investment in real estate valuation were 9.75% and 6.13%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.4%
	0.25% increase	(3.3%)
Exit Capitalization Rate	0.25% decrease	+9.3%
	0.25% increase	(8.5%)
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of September 30, 2023:

Reconciliation of Stockholders' Equity to NAV	September 30, 2023
Total stockholders' equity under GAAP	$2,765,134
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,765,009
Adjustments:
Accrued stockholder servicing fees(1)	114,503
General CECL reserve(2)	71,010
Unrealized real estate appreciation(3)	(9,635)
Accumulated depreciation and amortization(4)	9,131
Other adjustments(5)	(4,336)
Net asset value	$2,945,682
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
Liquidity and Capital Resources
As of September 30, 2023, we had $166,940 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2023, we had $2,493,338 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2023, we had unfunded loan commitments of $456,666. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of September 30, 2023, our ratio of leverage to total net assets was 201%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real

Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $23,902 for the period from November 7, 2016 (Inception) to September 30, 2023. Through September 30, 2023, we reimbursed $19,479 to FS Real Estate Advisor for offering expenses previously funded. As of September 30, 2023, $4,180 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
During our acquisition and development stage, subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 10, 2023, our board of directors approved the renewal of the advisory agreement effective as of December 1, 2023 for an additional one-year term expiring December 1, 2024. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30, 2023
	2023	2022
Cash flows from operating activities	$201,619	$96,098
Cash flows used in investing activities	(492,199)	(3,624,819)
Cash flows from financing activities	303,837	3,616,355
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,257	$87,634
Cash flows provided by operating activities increased $105,521 during the nine months ended September 30, 2023 compared to the corresponding period in 2022 due to $32,955 increase to net income, $42,130 increase in current expected credit loss reserve, and $20,682 increase to restricted stock units issued.
Cash flows used in investing activities decreased $3,132,620 during the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to the net decrease of $2,716,333 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $96,452. Purchases of mortgage-backed securities available-for-sale decreased $63,962, and there were no purchases of mortgage-backed securities held-to-maturity during the nine months ended September 30, 2023.
Cash flows provided by financing activities decreased $3,312,518 during the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to a net decrease in borrowings of 2,138,742 and the decrease in issuance of common stock of $626,559. In addition, there was an increase in the redemptions of common stock of $197,809.
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

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
September 30, 2023	$1,142,991	$1,092,175	$1,221,440
June 30, 2023	$1,158,316	$1,101,753	$1,158,043
March 31, 2023	$1,222,233	$1,278,135	$1,308,357
December 31, 2022	$1,413,499	$1,015,284	$1,582,899
September 30, 2022	$1,692,516	$1,528,931	$1,935,464

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2023:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(39,375)	$(26,971)	$(12,404)	(3.7)%
Down 25 basis points(1)	$(19,688)	$(13,486)	$(6,202)	(1.8)%
No change	—	—	—	—
Up 25 basis points	$19,688	$13,486	$6,202	1.8%
Up 50 basis points	$39,375	$26,971	$12,404	3.7%
__________________________
(1)    Decrease in rates assumes the applicable benchmark rate does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Remediation of Material Weakness
To address the previously reported material weakness in internal control over financial reporting described in Part II, Item 9A of our 2022 Form 10-K, we enhanced existing controls, designed and implemented new controls, and increased dedicated personnel. Based on the actions taken, we determined that the material weakness has been remediated as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
Other than as described in the immediately preceding paragraph, there were no additional changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f))that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2023	763,786	$24.75	763,786	—
August 1 - August 31, 2023	1,039,180	$24.90	1,039,180	—
September 1 - September 30, 2023	1,106,110	$24.47	1,106,110	—
Total	2,909,076		2,909,076	—
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
Item 3.     Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Renewal of Advisory Agreement
We previously entered into that certain Fourth Amended and Restated Advisory Agreement dated as of December 1, 2022 (the “Advisory Agreement”) with FS Real Estate Advisor, LLC, our external advisor. On August 10, 2023, our board of directors approved the renewal of the Advisory Agreement effective as of December 1, 2023 for an additional one-year term expiring December 1, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

Renewal of Expense Limitation Agreement

We previously entered into that certain Second Amended and Restated Expense Limitation Agreement dated as of December 1, 2022 (the “Expense Limitation Agreement”) with FS Real Estate Advisor, LLC, our external advisor, and Rialto Capital Management LLC, the sub-advisor to our external advisor. On August 10, 2023, our board of directors approved the renewal of the Expense Limitation Agreement effective as of December 1, 2023 for an additional one-year term expiring December 1, 2024. The terms of the Expense Limitation Agreement otherwise remain unchanged.

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

10.1
Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 11 to Master Repurchase and Securities Contract, dated as of August 24, 2023, between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2023).

10.2
Amendment No. 1 to Master Repurchase Agreement dated as of August 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, as filed by the Registrant with the SEC on August 14, 2023).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2023.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER CONDELLES
Christopher Condelles Chief Financial Officer (Principal Accounting and Financial Officer)