Form 10-K
period 2023-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2024-03-15
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
Common Stock, $0.01 par value per share
(Title of class)

_____________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to U.S.C. 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
No established market exists for the registrant's shares of common stock.
As of March 12, 2024, there were 738,583 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 1,067,070 outstanding shares of Class T common stock, 64,898,537 outstanding shares of Class S common stock, 539,240 outstanding shares of Class D common stock, 5,173,001 outstanding shares of Class M common stock and 49,858,393 outstanding shares of Class I common stock.
Auditor Name: Ernst & Young LLP Auditor Location: Philadelphia, PA Auditor Firm ID: 42

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2023

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
•A stockholder will not have the opportunity to evaluate our future investments before we make them.
•The purchase and repurchase price for shares of our common stock is generally based on our prior month’s NAV (subject to material changes as described herein), and is not based on any public trading market. Because the valuation of our investments are inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us is likely the only way for a stockholder to dispose of shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares of our common stock, such as a sale or merger of our company or listing of our shares on a national securities exchange. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid. Finally, we are not obligated by our charter or otherwise to effect a liquidity event at any time.
•We cannot guarantee that we will continue to make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Funding distributions from sources other than cash flow from operations is likely to occur in early stages of our offering before proceeds from the offering are fully invested.
•We have no employees and are dependent on our adviser and the sub-adviser to conduct our operations. Our adviser and the sub-adviser face conflicts of interest as a result of, among other things, the obligation to allocate investment opportunities among us and other investment vehicles, the allocation of time of their investment professionals and the substantial fees and expenses that we pay to the adviser and its affiliates.
•There are limits on the ownership and transferability of our shares.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and the amount of cash available for distribution to our stockholders could materially decrease.

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.     Business.
Summary
FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as "we," "us" or "our," was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor, LLC (“FS Real Estate Advisor” or the “adviser”), a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as FS Investments (“FS Investments” or the “sponsor”), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC (“Rialto” or the “sub-adviser”), to act as its sub-adviser. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We intend to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. Our shares of common stock are generally intended to be sold and repurchased by us on a continuous basis. We intend to conduct our operations so that we are not required to register under the Investment Company Act of 1940, as amended, (the "1940 Act").
Our primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield; preserve and protect invested capital; realize appreciation in net asset value ("NAV") from proactive management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt with lower volatility than public real estate companies.
Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including commercial mortgage-backed securities ("CMBS"), unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent, we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, residential mortgage-backed securities ("RMBS") and portfolios of single-family home mortgages.
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
Our board of directors has approved broad investment guidelines that delegate to FS Real Estate Advisor the authority to execute originations, acquisitions and dispositions of assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. These investment decisions are made by FS Real Estate Advisor and require the unanimous approval of its investment committee. The members of FS Real Estate Advisor’s investment committee are Michael Kelly, Robert Lawrence, and Robert Haas. Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, Rialto acts as the sub-

adviser, and makes investment recommendations for our benefit to FS Real Estate Advisor. Our board of directors, including a majority of our independent directors, oversees and monitors the performance of FS Real Estate Advisor.
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
Because most real estate markets are cyclical in nature, we believe that a broadly diversified investment strategy allows us to more effectively deploy capital into assets where the underlying investment fundamentals are relatively strong and away from those sectors where such fundamentals are relatively weak. We seek to create and maintain a portfolio of investments that generates a low volatility income stream of attractive and consistent cash distributions by investing across geographic regions in the United States and across property types, including office, lodging, residential, retail, industrial and health care sectors.
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
We target investments that are secured by institutional quality real estate and that offer attractive risk-adjusted returns based on the underwriting criteria established and employed by our adviser. We focus on in-place and future cash flows, debt yields, debt service coverage ratios, loan-to-values ("LTV"), property quality and market and sub-market dynamics. All investment decisions are made with a view to maintaining our qualification as a REIT, and our exemption from registration under the 1940 Act.
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
The following table details overall statistics for our loans receivable portfolio as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Number of loans	143	142
Principal balance	$7,778,599	$7,350,271
Net book value	$7,702,368	$7,350,315
Unfunded loan commitments(1)	$390,312	$574,510
Weighted-average cash coupon(2)	+3.86%	+3.83%
Weighted-average all-in yield(2)(3)	+3.92%	+3.90%
Weighted-average maximum maturity (years)(4)	3.1	4.0

__________________________
(1)    We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include Secured Overnight Financing Rate, or SOFR, and, in 2022, LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2023, the one-month SOFR rate was 5.34%. As of December 31, 2022, the one-month LIBOR rate was 4.39% and the one-month SOFR rate was 4.36%. All loans beginning July 1, 2023 transitioned to SOFR.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however loans may be repaid prior to such date.
The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,774,344	61%	$4,439,830	61%
Hospitality	1,029,327	13%	792,305	11%
Industrial	714,821	9%	369,551	5%
Office	562,643	8%	755,797	10%
Retail	268,571	3%	424,374	6%
Mixed Use	206,114	3%	94,566	1%
Various	129,712	2%	156,031	2%
Self-Storage	96,687	1%	317,861	4%
Loans receivable at end of period	7,782,219	100%	7,350,315	100%
CECL reserve	(79,851)		—
Loans receivable, net, at end of period	$7,702,368		$7,350,315

	December 31, 2023		December 31, 2022
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,879,708	50%	$3,719,093	51%
West	1,459,857	19%	1,487,391	20%
Northeast	1,442,656	18%	1,326,408	18%
Various	678,430	9%	507,105	7%
Midwest	321,568	4%	310,318	4%
Loans receivable at end of period	7,782,219	100%	7,350,315	100%
CECL reserve	(79,851)		—
Loans receivable, net, at end of period	$7,702,368		$7,350,315
__________________________
(1)    As defined by the United States Department of Commerce, Bureau of the Census.
For additional information regarding our loan portfolio as of December 31, 2023, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.
Status of Our Offerings
On September 11, 2017, we commenced our initial public offering of up to $2.75 billion in shares of common stock. On March 2, 2021, we commenced our second public offering of up to $2.75 billion in shares of common stock. On November 2, 2022, we commenced our third public offering of up to $2.75 billion in shares of common stock, consisting of up to $2.5 billion in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are offering in our primary offering any combination of five classes of our common stock, Class T shares, Class S shares, Class D shares, Class M shares or Class I shares, with a dollar value up to the maximum offering amount. In addition, we will sell Class F shares and Class Y shares pursuant to our distribution reinvestment plan.
As of December 31, 2023, we have issued 1,912,406 shares of Class T common stock, 77,503,807 shares of Class S common stock, 1,100,547 shares of Class D common stock, 6,804,120 shares of Class M common stock and 55,959,648 shares of Class I common stock in our public offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $3.58 billion.
The termination date of our public offering will be November 2, 2024, unless extended in accordance with the SEC's rules. We will disclose any such extension in a prospectus supplement. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.
We previously conducted private offerings of shares of our Class F common stock and Class Y common stock to certain accredited investors. As of December 31, 2023, we have issued 2,677,442 of our Class F common stock and 1,036,671 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $91.98 million.
On January 26. 2022, we commenced a private offering of Class I shares to certain accredited investors. As of December 30, 2023, we had issued 1,007,033 Class I shares pursuant to our private offering, resulting in gross proceeds to us of approximately $24,787,399.
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
Our leverage may not exceed 300% of our total net assets (as defined in our charter in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, (the "NASAA REIT Guidelines") as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount. Subject to this limitation, the amount of leverage we may employ for particular assets will depend upon our adviser’s assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties, and availability of particular types of financing at that time. Our decision to use leverage to finance our assets will be at the discretion of our adviser and will not be subject to the approval of our stockholders. We will endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to minimize the risks associated with recourse borrowing. In addition, we may rely on short-term financing such as repurchase transactions under master repurchase agreements.
Below is a summary of our outstanding financing arrangements as of December 31, 2023:

	As of December 31, 2023
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.66%(5)	$193,723	$—	December 18, 2036	$291,770	$289,465
2021-FL2 Notes	+1.65%(5)	633,021	—	May 5, 2038	746,616	735,232
2021-FL3 Notes	+1.62%(5)	928,483	—	November 4, 2036	1,133,887	1,127,552
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,072,212	1,059,356
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	663,202	653,507
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	733,143	727,826
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	789,955	784,845
		4,336,255	—		5,430,785	5,377,783
Repurchase Agreements
WF-1 Facility	+2.00%(3)	35,794	564,206	August 30, 2024	45,207	44,407
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,068
RBC Facility	+1.32%	29,940	—	N/A	42,293	39,796
BB-1 Facility	+1.96%(5)	11,474	688,526	February 21, 2025	14,802	14,713
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,991	89,438
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	March 1, 2024	276,478	276,233
Lucid Facility	+1.15%	15,693	—	N/A	23,849	23,718
		259,219	2,046,414		577,067	572,373
Revolving Credit Facilities
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,945	1,139,895
Barclays Facility	+2.35%(8)	70,000	240,000	August 1, 2025	—	—
		920,000	390,000		1,148,945	1,139,895

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	155,498	182,557
Total		$5,640,174	$2,438,414		$7,312,295	$7,272,608
______________________
(1)    The amount outstanding under the facilities approximates their fair value.
(2)    The rates are expressed over the relevant floating benchmark rates, which include Term SOFR and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)    Benchmark rate is subject to a 0.00% floor. SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.
(4)    Term SOFR is subject to a 0.00% floor. GS-1 and Goldman Sachs may mutually agree on rates outside this range or a different floor on an asset-by-asset basis.
(5)    Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
(6)     Term SOFR is subject to a 0.00% floor.
(7)    The rate applicable under the MM-1 Facility is subject to a credit spread adjustment of 0.11%, which was included when the benchmark transitioned from USD LIBOR to Term SOFR.
(8)    Borrowings under the Barclays Facility bear interest, at our election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
Taxation of the Company
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify to be taxed as a REIT, in which case U.S. federal income tax would not apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income, including undistributed net capital gain. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws.
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
Furthermore, we have one or more taxable REIT subsidiaries, or TRSs, which pay federal, state, and local income tax on their net taxable income. See "Item 1A. Risk Factors—Risks Related to Taxation” for additional tax status information.
Taxation of REIT Dividends
Under the legislation commonly referred to as the Tax Cuts and Jobs Act, "qualified REIT dividends" (REIT dividends other than dividends designated as "qualified dividend income" or capital gain dividends) received by non-corporate U.S. taxpayers are eligible for up to a 20% deduction, subject to certain limitations, in taxable years beginning after December 31, 2017 and before January 1, 2026. This deduction is only applicable to stockholders that receive dividends from us and does not affect our taxation. Stockholders should consult their own tax advisors regarding the impact of this deduction on their effective tax rate with respect to REIT dividends.
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
Government Regulation
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.
Financial Information About Industry Segments
We internally evaluate all of our assets as one industry segment, and, accordingly, we do not report segment information.
Website
We maintain a website at www.fsinvestments.com. We are providing the address to our website solely for the information of stockholders. From time to time, we may use our website as a distribution channel for material information about our Company. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report on Form 10-K.
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
Risks Related to an Investment in Us
A stockholder will not have the opportunity to evaluate our future investments before we make them, which makes a stockholder's investment more speculative.
We are not able to provide a stockholder with any information relating to any future investments that we may acquire, and as a result, it may be difficult for a stockholder to evaluate our ability to achieve our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from this offering, after the payment of fees and expenses, to originate, acquire and manage a portfolio of primarily senior loans secured by commercial real estate primarily in the United States. However, because an investor is unable to evaluate the economic merit of our future investments before we make them, the investor has to rely entirely on the ability of FS Real Estate Advisor and Rialto to select suitable and successful investment opportunities. Furthermore, FS Real Estate Advisor and Rialto have broad discretion in selecting the types of loans we will invest in, and a stockholder does not have the opportunity to evaluate potential investments. These factors increase the risk that a stockholder's investment in shares of our common stock may not generate returns comparable to other real estate investment alternatives.
There is no public trading market for shares of our common stock; therefore, a stockholder’s ability to dispose of their shares will likely be limited to repurchase by us. If a stockholder does sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We intend to repurchase shares on a monthly basis at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month's NAV per share), and not based on the price at which stockholders initially purchased their shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan.
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
The total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Repurchase requests that exceed the monthly repurchase limits will be repurchased on a pro rata basis. Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, disruptions in the labor market (including labor shortages and unemployment), inflation, geopolitical events and military conflicts, could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.
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
We compete to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser and the sub-adviser will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. The more money we raise in this offering, the greater will be our challenge to invest the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser, are unable to find suitable investments promptly, we will hold the proceeds from this offering in short-term, low risk, highly-liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.
We depend upon key personnel of our adviser, the sub-adviser and their respective affiliates.
We are an externally managed REIT; and therefore, we do not have any internal management capacity or employees. Our officers are also employees of our adviser. We depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our adviser and the sub-adviser to implement our investment strategy and operate our company, all of whom would be difficult to replace. Our adviser, with the assistance of the sub-adviser, is responsible for evaluating, negotiating, structuring, closing and monitoring our investments in accordance with the terms of the advisory agreement.
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
Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on our adviser’s and the sub-adviser’s ability to identify, invest in and monitor assets that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon our adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our adviser has substantial responsibilities under the advisory agreement, certain of which it has engaged the sub-adviser to perform. The personnel of our adviser and the sub-adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure by us, our adviser, sub-adviser, joint venture partners, consultants and other service providers to implement effective information and cyber security policies, procedures and capabilities could disrupt our business or adversely affect our results of operations.
We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. We and our adviser, sub-adviser, joint venture partners, consultants and other service providers are dependent on the effectiveness of our respective information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.
If we, our adviser, our sub-adviser and their affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our adviser, sub-adviser and their affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our adviser, sub-adviser and their affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our adviser, sub-adviser or their affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our adviser, sub-adviser or their affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders' and our recovery against them if they negligently cause us to incur losses.
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
Uncertainty with respect to the global economy and that of the United States could have a significant adverse effect on our business, financial condition and results of operations.
Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts (including the conflict between Russia and Ukraine and conflict and rising tensions in the Middle East), inflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy, and a weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well.
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

The success of our continuous public offering, and correspondingly our ability to implement our investment strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, a stockholder could lose all or a part of his or her investment.
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
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the 1940 Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the 1940 Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
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
Our adviser, the sub-adviser and the dealer manager receive various fees based on our NAV, which is calculated by our adviser and which reflects valuations performed by our adviser and the sub-adviser. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net income and liabilities. Therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our adviser, the sub-adviser and their respective affiliates may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of a stockholder's shares of common stock may not accurately reflect the value of our portfolio, and their shares may be worth less than the purchase price or more than the repurchase price.
Our adviser, the sub-adviser, dealer manager and their respective officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our adviser, the sub-adviser, dealer manager and their respective officers and employees who serve as our executive officers or otherwise as our key personnel and their respective affiliates who serve as key personnel, general partners, sponsors, managers, owners and advisers of other investment programs, including investment funds sponsored by FS Investments or by Rialto, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
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
We may invest in asset-backed securities transactions, including CMBS transactions, in which certain affiliates of the sub-adviser or other clients will directly or indirectly sell commercial mortgage loans or other assets (and, therefore, certain affiliates of the sub-adviser will participate in such asset-backed securities transactions as a sponsor and/or mortgage loan seller). In addition, the investor in the B-piece of a CMBS pool typically has the right to appoint the special servicer for the loans that are serviced under that pool’s pooling and servicing agreement. Rialto Capital Advisors, LLC ("RCA"), an affiliate of the sub-adviser, has been appointed as the special servicer for asset-backed securities transactions in which we invest. Typically, the special servicer is primarily responsible for making decisions and performing certain servicing functions with respect to mortgage loans as to which specified events (such as a default or an imminent default) have occurred and for reviewing, evaluating and processing and/or providing or withholding consent as to certain major decisions. RCA is remunerated for these services, and such remuneration will not offset other fees payable to the adviser, sub-adviser or their respective affiliates. Affiliates of RCA may also be entitled to fees where an affiliate serves as a sponsor of a CMBS pool, and such remuneration will not offset other fees payable to the sub-adviser and its affiliates from us. Affiliates of the sub-adviser also may participate in asset-backed securities transactions in which we invest in other capacities or roles. Affiliates of the sub-adviser participate in asset-backed securities transactions in which we invest as a mortgage loan seller, a sponsor, a special servicer and/or in other capacities or roles and therefore, have derived ancillary benefits from such transactions, and their respective incentives may not be aligned with our interests. In particular, in such transactions affiliates of the sub-adviser will receive compensation, commissions, payments, rebates, remuneration and/or business opportunities in connection with or as a result of their participation in such asset-backed securities transactions (which may continue even after an investment is disposed of).
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
The performance fee we may pay to our adviser is based on our “Core Earnings” (defined below). The sub-adviser is entitled to receive a portion of the performance fee. The performance fee may create an incentive for our adviser or the sub-adviser to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee.
Because the base management fee and administrative services fee are based on our NAV, our adviser and sub-adviser may also be motivated to accelerate investments in order to increase NAV or, similarly, delay or curtail share repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to our adviser.
The fees we pay in connection with our operations and our public offering and the agreements entered into with our adviser, and dealer manager were not determined on an arm's-length basis and therefore may not be on the same terms we could achieve from a third party.
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
Because the dealer manager is an affiliate of our adviser, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings.

The dealer manager is an affiliate of our adviser. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. If the stockholder’s broker-dealer does not conduct such a review, they will not have the benefit of an independent review of the terms of our offerings. Therefore, stockholders may not have the benefit of an independent review and investigation of our offerings of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering, which may increase the risks and uncertainty stockholders face.
Risks Related to Our Investment Activities
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
During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets.
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
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,
•tenant mix;
•success of tenant businesses;
•property management decisions;
•property location, condition and design;
•competition from comparable types of properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in national, regional or local economic conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, or specific industry segments, including the credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates and other operating expenses;
•inability to pass increases in costs of operations along to tenants;
•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•in the case of transitional mortgage loans, limited cash flows at the beginning;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, terrorist attacks, social unrest and civil disturbances.

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
The U.S. and global capital markets are continuing to experience extreme volatility and disruption. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions or illiquidity could potentially have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also are expected to increase our funding costs, limit our ability to raise capital in our public offering, and limit our ability to secure new indebtedness. High interest rates have increased and could continue to increase the cost of debt financing for the transactions we pursue. These events could limit our originations of new loans, our ability to grow and our ability to pay distributions to our stockholders, and could have a material negative impact on our operating results and the values of our investments. In addition, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and in the broader financial services industry. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our revenue.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recent or ongoing developments in banking, such as bank closures, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States.
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
Our adviser and the sub-adviser value our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our adviser’s and the sub-adviser's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our adviser or the sub-adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
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
These investments also subject us to the risks inherent with real estate-related investments, including:
•risks of delinquency and foreclosure, and risks of loss in the event thereof;
•the dependence upon the successful operation of, and net income from, real property;
•risks generally incident to interests in real property; and
•risks specific to the type and use of a particular property.
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
We may invest in subordinated loans, which take the form of loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our subordinated loan. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, subordinated loans may have higher LTV ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to subordinated loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
Commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address climate-related risks or environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.
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
The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of underlying the real estate.
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
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
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
The transition away from reference rates and the use of alternative benchmark rates may affect interest expense related to borrowings under our credit facilities and interest income under our investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from LIBOR benchmarks. While we have completed the transition of our loan portfolio to the extent it was tied to LIBOR, continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. Moreover, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR.
Increases in our current expected credit loss (“CECL”) reserves could have an adverse effect on our business, financial condition and results of operations.
Our CECL reserves required under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 326 “Financial Instruments - Credit Losses,” or ASC 326, reflect our current estimate of potential credit losses related to our loans’ included in our consolidated balance sheets. Changes to our CECL reserves will be recognized through net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements included herein for further discussion of our CECL reserves.
While ASC 326 does not require any particular method for determining CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. We may be required to make further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition and results of operations.
CECL reserves are difficult to estimate.
Our CECL reserves are evaluated on a quarterly basis. The determination of our CECL reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing, the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans and expected market discount rates for varying property types, all of which remain uncertain and are subjective. In determining the adequacy of our CECL reserves, we rely on our experience and our evaluation of economic conditions and market factors. If our assumptions prove to be incorrect, our CECL reserves may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our CECL reserves. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
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
We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements and collateralized loan obligations ("CLOs"). The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in shares of our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees and administrative services fees payable to FS Real Estate Advisor.
We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter and in accordance with the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines), which is generally expected to be approximately 75% of the aggregate cost of our investments. Further, we can, and have, incurred financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of their investment.
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
We believe that we have been organized and have operated in a manner that have enabled us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017 and will permit us to continue to qualify. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the "IRS") that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
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
We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to stockholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company ("RIC") or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities ("MBS"), as well as stock of another REIT. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. If our subsidiary REIT failed to qualify as a REIT, we would not satisfy the 10% value asset test. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more taxable REIT subsidiaries ("TRSs"), and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of "excess inclusion income", (2) we are a “pension held REIT,” (3) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduit ("REMIC"), interests we buy or taxable mortgage pool in which we hold the "equity interests" and that is treated as a qualified REIT subsidiary generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
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
Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is probable.
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
We may purchase RMBS issued by government-sponsored entities ("Agency RMBS") through “to-be-announced” forward contracts ("TBAs") or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We will account for any dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.
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
Many of our loan agreements were previously linked to LIBOR, or we may have entered into derivatives and held or acquired assets with LIBOR-based terms. We have renegotiated such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Treasury Regulations, effective March 7, 2022, treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We have attempted to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we have been successful.
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be subject to corporate income tax. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as a foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.
Risks Related to Retirement Plans
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to liability, including civil penalties.
There are special considerations that apply to investing in our shares on behalf of benefit plan investors, as defined in ERISA § 3(42), including a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our Class T shares, Class S shares, Class D shares, Class M shares or Class I shares, stockholders should satisfy themselves that:
•the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
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

Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
As an externally advised company, our day-to-day operations are managed by our adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior FS Investments professionals and our adviser is an affiliate of FS Investments. As such, we are reliant on FS Investments for assessing, identifying and managing material risks to our business from cybersecurity threats.
Our business is dependent on the communications and information systems of the adviser, as an affiliate of FS Investments. We also rely on the communications and systems of other third-party service providers. FS Investments has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including us and our operations.
Cybersecurity Program Overview
FS Investments has instituted a cybersecurity program designed to identify, assess, and manage cybersecurity risks applicable to us. The cybersecurity risk management program involves, among other things, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. FS Investments actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.
We rely on FS Investments to engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us. We are also included in the FS Investments risk management program and processes, which include cybersecurity risk assessments.
We depend on and engage various third parties, including suppliers, vendors and service providers, to operate our business. We rely on the expertise of the third-party risk management, legal, information technology and compliance personnel of the adviser and FS Investments, including the Chief Information Security Officer ("CISO"), of FS Investments, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
To date, cybersecurity risks, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.
Board Oversight of Cybersecurity Risks
The audit committee of the board of directors (the "Audit Committee"), provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the FS Investments CISO and our Chief Compliance Officer ("CCO") regarding the overall state of the FS Investments cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees our risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as our CCO for over 10 years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to us.
Management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology and/or compliance personnel of the adviser and FS Investments.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect us, including our business strategy, operational results, and financial condition.
Item 2.    Properties.
Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that these office facilities are suitable and adequate for our business as it is presently conducted. On June 23, 2022, we acquired 555 Aviation, a 260,000 square foot creative office building located in El Segundo, California. The property is currently 100% leased to three tenants. As of December 31, 2023, this was the only property we held.
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
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 12, 2024, we had 82 record holders of our Class F common stock, 2 record holders of Class Y common stock, 388 record holders of Class T common stock, 8,558 record holders of Class S common stock, 274 record holders of Class D common stock, 1,753 record holders of Class M common stock, and 4,513 record holders of Class I common stock.
The following table presents our monthly NAV per share for each of the seven classes of shares from January 31, 2022 through December 31, 2023:

	Class S	Class T	Class D	Class M	Class I	Class F	Class Y
January 31, 2022	$25.2161	$24.9910	$25.0238	$25.0942	$24.4594	$25.0270	$24.4168
February 28, 2022	25.2161	24.9910	25.0238	25.0942	24.4594	25.0270	24.4168
March 31, 2022	25.2079	24.9828	25.0156	25.0859	24.4512	25.0188	24.4085
April 30, 2022	25.1751	24.9484	24.9810	25.0518	24.4156	24.9835	24.3705
May 31, 2022	25.1808	24.9517	24.9846	25.0567	24.4179	24.9880	24.3708
June 30, 2022	25.1698	24.9404	24.9734	25.0450	24.4031	24.9767	24.3557
July 31, 2022	25.1655	24.9349	24.9688	25.0404	24.3957	24.9887	24.3473
August 31, 2022	25.1696	24.9380	24.9724	25.0438	24.3959	25.0092	24.3476
September 30, 2022	25.1765	24.9453	24.9789	25.0493	24.3983	25.0306	24.3495
October 31, 2022	25.1418	24.9110	24.9439	25.0143	24.3599	25.0173	24.3134
November 30, 2022	25.1360	24.9034	24.9374	25.0077	24.3500	25.0272	24.3016
December 31, 2022	25.0651	24.8321	24.8660	24.9375	24.2775	24.9736	24.2292
January 31, 2023	25.0903	24.8546	24.8898	24.9611	24.2998	25.0139	24.2475
February 28, 2023	25.1049	24.8689	24.9049	24.9743	24.3069	25.0430	24.2543
March 31, 2023	25.0496	24.8136	24.8495	24.9213	24.2481	25.0087	24.1966
April 30, 2023	25.0336	24.7944	24.8338	24.9035	24.2274	25.0011	24.1731
May 31, 2023	25.0573	24.8167	24.8573	24.9270	24.2431	25.0457	24.1911
June 30, 2023	25.0488	24.8095	24.8434	24.9183	24.2264	25.0586	24.1776
July 31, 2023	25.0940	24.8565	24.9068	24.9635	24.2617	25.1376	24.2168
August 31, 2023	25.0677	24.8313	24.8815	24.9381	24.2301	25.1334	24.1877
September 30, 2023	25.0914	24.8547	24.9043	24.9607	24.2464	25.1754	24.2039
October 31, 2023	25.0955	24.8629	24.9135	24.9643	24.2436	25.2017	24.2040
November 30, 2023	25.0789	24.8466	24.8970	24.9470	24.2157	25.2020	24.1823
December 31, 2023	25.0367	24.8034	24.8545	24.9042	24.1693	25.1733	24.1361
Distributions
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Distributions:
Paid or payable in cash	$99,630	$59,987	$22,980
Reinvested in shares	94,543	56,215	15,537
Total distributions	$194,173	$116,202	$38,517
Source of distributions:
Cash flows from operating activities	$194,173	$116,202	$38,517
Offering proceeds	—	—	—
Total sources of distributions	$194,173	$116,202	$38,517
Net cash provided by operating activities(1)	$256,752	$154,518	$38,583
_______________________
(1)     Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 7 to our consolidated financial statements included herein for additional information regarding the Company’s expense limitation agreement.
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
During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs(1)
October 1 - October 31, 2023	1,764,098	1.48%	$24.82	1,764,098	—
November 1 - November 30, 2023	1,394,900	1.17%	$24.58	1,394,900	—
December 1 - December 31, 2023	1,098,464	0.91%	$24.77	1,098,464	—
Total	4,257,462			4,257,462
_______________________
(1)     Repurchases are limited, as described above.

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
Introduction
We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
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
Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, RMBS and portfolios of single-family home mortgages.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Loan fundings(1)	$1,170,567	$4,141,859
Loan repayments(2)	(736,492)	(636,594)
Total net fundings	$434,075	$3,505,265
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)    Excludes payment held by servicer during the years ended December 31, 2023 and 2022.
The following table details overall statistics for our loans receivable portfolio as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Number of loans	143	142
Principal balance	$7,778,599	$7,350,271
Net book value	$7,702,368	$7,350,315
Unfunded loan commitments(1)	$390,312	$574,510
Weighted-average cash coupon(2)	+3.86%	+3.83%
Weighted-average all-in yield(2)(3)	+3.92%	+3.90%
Weighted-average maximum maturity (years)(4)	3.1	4.0
__________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include SOFR, and, in 2022, LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2023, the one-month SOFR rate was 5.34%. As of December 31, 2022, the one-month LIBOR rate was 4.39% and the one-month SOFR rate was 4.36%. All loans beginning July 1, 2023 transitioned to SOFR.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of December 31, 2023:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$354,221	$354,192	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,240	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	7/14/2023	156,500	156,500	156,508	+4.00%	+4.05%	7/9/2028	Various	Multifamily	69%
4	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
5	Senior Loan	6/8/2022	144,160	144,160	144,717	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	1/20/2023	138,407	120,407	120,407	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
7	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.11%	+3.11%	6/9/2026	Philadelphia, PA	Multifamily	69%
8	Senior Loan	7/18/2023	128,000	128,000	127,965	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
9	Senior Loan	3/31/2022	120,470	94,733	94,721	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
10	Senior Loan	12/4/2023	110,000	110,000	109,975	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
11	Senior Loan	5/26/2022	108,500	101,123	101,249	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
12	Senior Loan	7/15/2022	107,000	85,000	84,981	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
13	Senior Loan	6/30/2022	106,000	100,000	99,990	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
14	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
15	Senior Loan	6/14/2022	104,630	91,030	91,016	+3.80%	+3.81%	6/9/2027	San Jose, CA	Industrial	39%
16	Senior Loan	1/13/2022	103,600	94,636	94,617	+3.55%	+3.55%	1/9/2027	Austin, TX	Multifamily	80%
17	Senior Loan	9/22/2022	103,552	103,552	103,811	+3.66%	+3.79%	9/1/2024	Various	Industrial	74%
18	Senior Loan	6/28/2022	100,000	100,000	99,985	+3.15%	+3.16%	7/9/2027	Fayetteville, NC	Multifamily	76%
19	Senior Loan	1/13/2023	100,000	100,000	100,120	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
20	Senior Loan	12/30/2021	95,000	95,000	94,991	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
21	Senior Loan	12/21/2021	93,900	88,108	88,101	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
22	Senior Loan	5/13/2022	93,500	93,500	93,685	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	60%
23	Senior Loan	10/3/2022	91,100	81,300	81,286	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	56%
24	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
25	Senior Loan	8/4/2022	90,000	90,000	89,991	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
26	Senior Loan	5/13/2022	89,500	89,500	89,676	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
27	Senior Loan	2/4/2022	89,000	89,000	89,851	+3.85%	+3.85%	2/1/2025	Temecula, CA	Multifamily	75%
28	Senior Loan	9/8/2022	87,000	76,812	76,913	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
29	Senior Loan	7/20/2022	85,690	81,375	81,461	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
30	Senior Loan	5/12/2021	85,000	85,000	85,103	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
31	Senior Loan	3/9/2022	84,000	81,396	81,396	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
32	Senior Loan	12/23/2021	83,400	74,996	74,980	+4.45%	+4.46%	1/9/2027	Westminster, CO	Retail	65%
33	Senior Loan	7/31/2023	82,000	82,000	82,074	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
34	Senior Loan	12/22/2021	81,500	61,544	61,804	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
35	Senior Loan	12/15/2021	76,820	73,620	73,611	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
36	Senior Loan	2/28/2022	75,000	74,299	74,299	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
37	Senior Loan	11/3/2022	73,000	51,507	51,559	+4.75%	+4.84%	11/9/2027	Adairsville, GA	Hospitality	45%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
38	Senior Loan	9/10/2021	$71,201	$68,556	$68,543	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
39	Senior Loan	4/26/2022	69,350	65,619	65,602	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
40	Senior Loan	4/26/2021	68,100	66,000	65,996	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
41	Senior Loan	4/27/2022	67,940	64,835	64,877	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
42	Senior Loan	12/21/2021	65,450	65,450	65,441	+4.35%	+4.35%	1/9/2027	Dallas, TX	Hospitality	58%
43	Senior Loan	4/15/2021	64,460	64,171	64,166	+2.91%	+2.92%	5/9/2026	Lawrenceville, GA	Multifamily	75%
44	Senior Loan	5/20/2022	63,000	62,364	62,358	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
45	Senior Loan	4/13/2022	62,650	56,686	56,670	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
46	Senior Loan	7/29/2021	62,500	62,500	62,498	+3.21%	+3.22%	8/9/2026	Maitland, FL	Multifamily	72%
47	Senior Loan	7/22/2021	62,100	60,858	60,851	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
48	Senior Loan	10/13/2022	60,000	54,000	54,061	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
49	Senior Loan	8/2/2021	58,947	58,947	58,935	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
50	Senior Loan	2/15/2022	58,750	57,043	57,031	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
51	Senior Loan	5/12/2022	58,165	57,148	57,139	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
52	Senior Loan	1/7/2022	58,000	56,898	57,089	+4.36%	+4.54%	11/9/2026	Miami, FL	Hospitality	49%
53	Senior Loan	7/7/2022	57,250	55,542	55,603	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
54	Senior Loan	6/23/2022	57,000	49,171	49,228	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
55	Senior Loan	11/5/2021	55,960	52,925	52,921	+3.21%	+3.22%	11/9/2026	Houston, TX	Industrial	74%
56	Senior Loan	8/17/2022	55,600	53,767	53,813	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
57	Senior Loan	2/17/2022	55,400	51,221	51,294	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
58	Senior Loan	12/21/2022	55,000	53,451	53,481	+3.85%	+3.95%	12/9/2027	San Bernardino, CA	Multifamily	66%
59	Senior Loan	3/7/2022	53,885	51,187	51,262	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
60	Senior Loan	8/9/2021	53,160	51,836	51,830	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	79%
61	Senior Loan	6/16/2022	52,280	49,201	49,195	+3.80%	+3.80%	7/9/2027	Jacksonville, FL	Multifamily	71%
62	Senior Loan	3/12/2021	52,250	34,251	34,248	+5.86%	+5.87%	3/9/2026	San Francisco, CA	Office	65%
63	Senior Loan	7/7/2021	52,200	47,173	47,167	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	74%
64	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
65	Senior Loan	2/18/2022	49,240	33,992	33,980	+3.90%	+3.91%	3/9/2027	Atlanta, GA	Office	60%
66	Senior Loan	4/26/2022	49,125	46,058	46,223	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
67	Senior Loan	12/15/2021	49,000	49,000	48,990	+3.45%	+3.46%	12/9/2026	Ladson, SC	Multifamily	77%
68	Senior Loan	6/23/2021	48,945	48,481	48,475	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
69	Senior Loan	11/1/2021	48,906	47,675	47,667	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
70	Senior Loan	3/29/2023	48,010	48,010	46,920	+2.25%	+3.76%	10/9/2027	Various	Multifamily	57%
71	Senior Loan	11/23/2021	47,600	41,490	41,484	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
72	Senior Loan	7/29/2021	47,500	47,500	47,499	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
73	Senior Loan	11/10/2021	47,162	46,020	46,083	+3.86%	+4.20%	11/9/2026	Fayetteville, AR	Multifamily	70%
74	Senior Loan	8/3/2021	46,500	46,500	46,516	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
75	Senior Loan	4/6/2022	46,500	44,721	44,708	+3.50%	+3.51%	4/9/2027	Atlanta, GA	Multifamily	79%
76	Senior Loan	12/17/2021	46,100	36,500	36,192	+4.30%	+4.66%	1/9/2027	Seattle, WA	Office	53%
77	Senior Loan	8/25/2022	45,000	45,000	45,292	+3.50%	+4.00%	9/9/2027	McKinney, TX	Multifamily	53%
78	Senior Loan	1/28/2022	43,650	36,581	36,682	+4.00%	+4.13%	2/9/2027	Milwaukee, WI	Office	59%
79	Senior Loan	7/28/2021	43,350	42,690	42,683	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
80	Senior Loan	8/19/2021	43,000	43,000	42,998	+3.21%	+3.27%	9/9/2026	Omaha, NE	Multifamily	75%
81	Senior Loan	8/9/2021	42,660	41,659	41,655	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
82	Senior Loan	11/1/2021	42,300	41,392	41,383	+3.61%	+3.62%	11/9/2026	Doraville, GA	Multifamily	82%
83	Senior Loan	3/14/2022	42,000	40,478	40,594	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
84	Senior Loan	8/25/2021	41,395	41,043	41,036	+3.26%	+3.27%	9/9/2026	Cypress, TX	Multifamily	69%
85	Senior Loan	7/21/2021	41,300	40,617	40,614	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
86	Senior Loan	10/28/2021	40,200	39,488	39,479	+3.11%	+3.12%	11/9/2026	Dallas, TX	Multifamily	74%
87	Senior Loan	9/30/2022	40,000	35,783	35,896	+5.00%	+5.26%	10/9/2027	New Orleans, LA	Hospitality	64%
88	Mezz Loan	10/1/2021	39,980	39,980	39,721	10.00%	10.59%	4/1/2026	Various	Various	93%
89	Senior Loan	4/27/2021	39,050	35,574	35,571	+3.26%	+3.27%	5/9/2026	New York, NY	Industrial	61%
90	Senior Loan	6/24/2021	38,600	38,225	38,219	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
91	Senior Loan	8/3/2021	38,500	38,500	38,512	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
92	Senior Loan	11/30/2021	38,310	37,193	37,368	+4.45%	+4.62%	12/9/2026	Memphis, TN	Office	70%
93	Senior Loan	8/31/2021	37,391	37,391	37,412	+3.21%	+3.30%	9/9/2026	Colorado Springs, CO	Multifamily	68%
94	Senior Loan	11/4/2021	37,300	37,300	37,319	+3.45%	+3.78%	11/1/2024	Boca Raton, FL	Multifamily	81%
95	Senior Loan	4/29/2022	37,136	35,491	35,534	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
96	Senior Loan	4/9/2019	$37,000	$37,000	$36,965	+4.25%	+4.25%	4/9/2025	New York, NY	Mixed Use	75%
97	Senior Loan	11/5/2021	36,325	36,084	36,071	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
98	Senior Loan	12/21/2021	36,000	36,000	35,990	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	68%
99	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Industrial	72%
100	Senior Loan	3/29/2021	35,880	34,397	34,394	+3.71%	+3.72%	4/9/2026	Arlington, TX	Multifamily	80%
101	Senior Loan	5/28/2021	35,785	31,085	31,080	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
102	Senior Loan	12/3/2021	34,327	34,327	34,323	+3.45%	+3.45%	12/9/2026	Various	Self-Storage	63%
103	Senior Loan	12/16/2021	33,000	31,504	31,494	+3.55%	+3.56%	1/9/2027	Fort Worth, TX	Multifamily	72%
104	Senior Loan	3/11/2021	32,000	30,000	29,998	+4.61%	+4.70%	3/9/2026	Colleyville, TX	Retail	58%
105	Senior Loan	11/23/2021	32,000	27,974	27,969	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
106	Senior Loan	4/27/2022	31,800	29,318	29,310	+4.30%	+4.31%	5/9/2027	Morrow, GA	Industrial	62%
107	Senior Loan	1/28/2022	31,229	31,229	31,317	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	82%
108	Mezz Loan	10/20/2022	31,111	29,360	29,360	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
109	Senior Loan	5/4/2021	30,000	25,208	25,206	+5.66%	+5.92%	5/9/2026	Richardson, TX	Office	65%
110	Senior Loan	8/13/2021	29,817	26,475	26,516	+3.21%	+3.30%	9/9/2026	Various	Industrial	68%
111	Senior Loan	12/18/2020	28,440	24,738	24,738	+4.61%	+4.61%	1/9/2026	Rockville, MD	Office	69%
112	Senior Loan	12/15/2021	28,400	27,535	27,530	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%
113	Senior Loan	6/28/2019	28,000	28,000	28,001	+5.46%	+5.57%	7/9/2025	Davis, CA	Hospitality	72%
114	Senior Loan	11/18/2021	27,387	27,387	27,381	+3.71%	+3.72%	12/9/2026	New York, NY	Self-Storage	70%
115	Senior Loan	6/25/2021	25,000	24,441	24,438	+3.16%	+3.17%	7/9/2026	Austin, TX	Multifamily	68%
116	Senior Loan	1/28/2022	24,489	24,489	24,558	+3.81%	+4.01%	9/9/2026	Mesquite, TX	Multifamily	78%
117	Senior Loan	7/18/2018	22,500	22,500	22,493	+5.36%	+5.53%	8/9/2025	Gaithersburg, MD	Hospitality	80%
118	Senior Loan	12/10/2020	22,300	17,672	17,671	+5.36%	+5.37%	1/9/2026	Fox Hills, CA	Office	55%
119	Senior Loan	1/28/2022	22,149	22,149	22,210	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	85%
120	Senior Loan	8/26/2021	21,805	21,605	21,598	+3.21%	+3.23%	9/9/2026	Seattle, WA	Multifamily	69%
121	Senior Loan	7/13/2021	21,350	21,350	21,344	+3.51%	+3.52%	8/9/2026	Grand Prairie, TX	Multifamily	72%
122	Senior Loan	7/20/2021	21,136	18,828	18,864	+3.36%	+3.46%	8/9/2026	Las Vegas, NV	Multifamily	72%
123	Senior Loan	8/6/2021	20,000	20,000	20,046	+3.21%	+3.30%	8/9/2026	Sandy Springs, GA	Multifamily	74%
124	Senior Loan	5/10/2021	19,200	17,892	17,888	+3.61%	+3.62%	5/9/2026	Philadelphia, PA	Multifamily	70%
125	Senior Loan	12/3/2021	18,828	18,828	18,825	+3.45%	+3.46%	12/9/2026	Various	Self-Storage	63%
126	Senior Loan	2/26/2021	18,590	17,706	17,704	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
127	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
128	Senior Loan	2/19/2020	18,000	14,400	14,401	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	71%
129	Senior Loan	6/16/2021	17,500	16,956	16,953	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	69%
130	Senior Loan	9/23/2021	16,300	15,343	15,425	+4.36%	+4.58%	9/9/2026	Various	Multifamily	77%
131	Senior Loan	1/28/2021	16,100	16,100	16,158	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self-Storage	79%
132	Mezz Loan	6/8/2022	15,840	15,840	15,902	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
133	Senior Loan	6/16/2021	15,406	15,320	15,317	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	71%
134	Mezz Loan	1/20/2023	15,379	13,379	13,379	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
135	Senior Loan	10/22/2019	15,300	15,300	15,413	+5.00%	+5.22%	5/9/2025	Oakland, CA	Mixed Use	70%
136	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	New York, NY	Multifamily	75%
137	Senior Loan	3/25/2021	13,405	12,918	12,947	+3.36%	+3.45%	4/9/2026	Lithonia, GA	Multifamily	67%
138	Senior Loan	3/19/2021	12,718	12,718	12,774	+4.06%	+4.23%	4/9/2026	New York, NY	Multifamily	85%
139	Senior Loan	12/29/2020	11,983	11,808	12,051	+3.86%	+4.03%	1/9/2026	New York, NY	Multifamily	60%
140	Senior Loan	3/7/2018	11,000	11,000	10,953	+5.75%	+5.87%	6/9/2024	Las Vegas, NV	Hospitality	71%
141	Senior Loan	6/11/2018	8,000	8,000	8,000	+5.25%	+5.34%	3/9/2024	Miami, FL	Retail	68%
142	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
143	Mezz Loan	4/6/2022	5,401	5,401	5,401	+11.00%	+11.00%	4/9/2027	Atlanta, GA	Multifamily	88%
Total/Weighted Average			$8,168,911	$7,778,599	$7,782,219	+3.86%	+3.92%				68%
CECL reserve					(79,851)
Loans receivable, net					$7,702,368
__________________________
(1)    Date loan was originated or acquired by us, and the LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)    The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rate, which is SOFR. In addition to cash coupon, all-in yield include accretion of discount (amortization of premium) and accrual of exit fees.
(3)    Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

Real Estate Portfolio Overview
We own a 260,000 square foot creative office building located in El Segundo, California. The property was built in 1966 and was renovated in 2017 to convert the property into a creative office building, including LEED Gold certification, a glass façade and an interior open-air atrium. The property sits on 13 acres and is located in a growing Los Angeles sub-market of El Segundo near Los Angeles International Airport.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$745,516	$373,195	$85,663
Less: Interest expense	(426,418)	(186,745)	(27,390)
Interest income on mortgage loans held in securitization trusts	24,374	6,936	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(21,139)	(6,215)	—
Net interest income	322,333	187,171	58,273
Other expenses
Management fee	34,884	23,352	7,024
Performance fee	23,356	8,828	1,373
General and administrative expenses	41,183	24,573	8,824
Real estate operating expenses	6,268	—	—
Depreciation and amortization	7,336	—	—
Interest expense on real estate	9,105	—	—
Less: Expense limitation	(148)	(605)	(56)
Add: Expense recoupment to sponsor	753	3,026	460
Net other expenses	122,737	59,174	17,625
Other income (loss)
Credit loss expense, net	(65,613)	—	—
Real estate operating income	20,303	—	—
Net change in unrealized gain on interest rate cap	(2,543)	650	—
Net realized gain (loss) on mortgage-backed securities available-for-sale	—	441	(17)
Net realized gain (loss) on extinguishment of debt	261	—	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	433	—	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	299	(86)	—
Other income (loss), net	—	(1,373)	—
Total other income (loss)	(46,860)	(368)	(17)
Net income before taxes	152,736	127,629	40,631
Income tax expense	(2,533)	(1,251)	(614)
Net income	150,203	126,378	40,017
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$150,188	$126,363	$40,002
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.
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
During the year ended December 31, 2023, $753 of expense recoupments were paid to FS Real Estate Advisor and Rialto, a decrease of $2,079 compared to the year ended December 31, 2022. As of December 31, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
We adopted ASU 2016-13, which implemented the current expected credit loss ("CECL") accounting model on January 1, 2023. During the year ended December 31, 2023, our expected credit loss reserve increased by $65,613. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale. The increase in credit loss expense can primarily be attributed to an increase in general CECL reserves related to a more adverse macroeconomic outlook, specific CECL reserves for two office senior loans, and the credit loss allowance associated with two office property CMBS classified as available-for-sale.
Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2022 for discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, which specific discussion is incorporated herein by reference.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We use Funds from Operations ("FFO"), a widely accepted non-GAAP financial metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT") has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.
Due to the unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives ("IPA"), an industry trade group, published a standardized non-GAAP financial measure known as Modified Funds from Operations ("MFFO"), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
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
Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP, as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.
Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
Our FFO and MFFO are calculated for the years ended December 31, 2023, 2022 and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
Net income (GAAP)	$150,203	$126,378	$40,017
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	7,336	3,630	—
Funds from operations	$157,539	$130,008	$40,017
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(6,750)	(635)	(548)
Straight-line rental income	(3,147)	(1,489)	—
Net change in unrealized (gain) loss on interest rate cap	2,543	(650)	—
Credit loss expense, net	65,613	—	—
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	(433)	(441)	17
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(299)	—	—
Modified funds from operations	$215,066	$126,793	$39,486

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
In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:
•Commercial real estate debt classified as held-for-investment is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs. Mortgage-backed securities are classified as held-to-maturity when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount. We recorded an initial CECL reserve to our loans receivable, held-for-investment and our mortgage-backed securities, held-to-maturity portfolios, as required by GAAP, upon the adoption of ASU 2016-13 on January 1, 2023. Our general CECL reserve is not considered impairment and is excluded from our NAV calculation consistent with other unrealized gains (losses) for investments expected to be held to maturity pursuant to our existing policy for calculating NAV. We recognize such potential credit losses in the NAV calculation if and when a loan is deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a loan specific reserve. See Note 2 to our consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser, evaluates for impairment each loan classified as held-for-investment.
•Mortgage-backed securities that we do not classify as held-to-maturity are reported at fair value. On a monthly basis, FS Real Estate Advisor values such securities using quotations obtained from an independent third-party pricing service, which provides prevailing bid and ask prices that are screened for validity by the third-party pricing service on the valuation date.

For securities for which there is no readily available market quotations, FS Real Estate Advisor values the security using current market data and a valuation provided by an independent third-party valuation firm. Each investment is valued by FS Real Estate Advisor no less frequently than quarterly.
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
•Liabilities include repurchase agreements payable, credit facility payable, collateralized loan obligations, mortgage obligations, fees payable to FS Real Estate Advisor and the dealer manager, accounts payable, accrued operating expenses, any portfolio-level credit facilities, and other liabilities. All liabilities are valued at amounts payable, net of unamortized premium or discount, and net of unamortized debt issuance costs. Liabilities related to stockholder servicing fees allocable to Class T, Class S, Class D and Class M shares are only included in the NAV calculation for those classes. Liabilities related to the base management fee is a class-specific expense for Class T, Class S, Class D, Class M and Class I shares, and the performance fee is a class-specific expense for Class T, Class S, Class D, Class M, Class I and Class Y shares. Class I PCRs will not be treated as a liability unless and until Class I shares are issuable pursuant to our advisory agreement and the Class I PCR agreement.
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
The following table provides a breakdown of the major components of our total NAV as of December 31, 2023:

Components of NAV	December 31, 2023
Cash and cash equivalents	$147,035
Restricted cash	108,966
Loans receivable, net of specific CECL reserve of $2,967	7,779,252
Mortgage-backed securities held-to-maturity	75,309
Mortgage-backed securities, at fair value	235,235
Interest receivable	42,292
Investment in real estate	182,557
Receivable for investment sold and repaid	8,180
Other assets	8,562
Mortgage loans held in securitization trusts, at fair value	950,972
Repurchase agreements payable, net	(256,730)
Credit facility payable, net	(910,197)
Collateralized loan obligations, net	(4,301,970)
Mortgage note payable, net	(123,657)
Accrued servicing fees(1)	(1,454)
Other liabilities	(88,694)
Mortgage obligations issued by securitization trusts, at fair value	(878,545)
Net asset value	$2,977,113
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2023:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,482	$21,883	$32,551	$1,616,992	$16,058	$123,019	$1,148,128	$2,977,113
Number of outstanding shares	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
NAV per share as of December 31, 2023	$25.1733	$24.1361	$24.8034	$25.0367	$24.8545	$24.9042	$24.1693
_______________________

Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the December 31, 2023 investment in real estate valuation were 9.88% and 6.25%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	+3.3%
	0.25% increase	(3.3)%
Exit Capitalization Rate	0.25% decrease	+9.4%
	0.25% increase	(8.7)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2023:

Reconciliation of Stockholders' Equity to NAV	December 31, 2023
Total stockholders' equity under GAAP	$2,791,962
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,791,837
Adjustments:
Accrued stockholder servicing fees(1)	112,046
General CECL reserve(2)	78,523
Unrealized real estate appreciation(3)	(11,750)
Accumulated depreciation and amortization(4)	10,966
Other adjustments(5)	(4,509)
Net asset value	$2,977,113
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
(2)    Our loans receivable and mortgage-backed securities held-for-investment balances include a general CECL reserve in our GAAP consolidated financial statements. For purposes of calculating our NAV, our general CECL reserve is excluded. We recognize a specific CECL reserve in the NAV calculation if and when a loan is deemed impaired, as described above.
(3)    Our investment in real estate is presented at its depreciated cost basis in our GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investment in real estate is not included in our GAAP results. For purposes of calculating our NAV, our investment in real estate is recorded at fair value.
(4)    We depreciate our investment in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of determining our NAV.
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
Liquidity and Capital Resources
As of December 31, 2023, we had $256,001 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2023, we had $2,438,414 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2023, we had unfunded loan commitments of $390,312. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

As of December 31, 2023, our ratio of leverage to total net assets was 202%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $24,536 for the period from November 7, 2016 (Inception) to December 31, 2023. Through December 31, 2023, we reimbursed $20,366 to FS Real Estate Advisor for offering expenses previously funded. As of December 31, 2023, $4,170 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities	$256,752	$154,518	$38,583
Cash flows used in investing activities	(566,619)	(3,889,174)	(3,169,256)
Cash flows from financing activities	364,250	3,850,466	3,198,607
Net increase (decrease) in cash and cash equivalents and restricted cash	$54,383	$115,810	$67,934
Cash flows from operating activities increased $102,234 during the year ended December 31, 2023 compared to the corresponding period in 2022 due to increased cash flow from our loan receivable portfolio. Cash flows from operating activities increased $115,935 during the year ended December 31, 2022 compared to the corresponding period in 2021 due to increased cash flow from our loan receivable portfolio.
Cash flows used in investing activities decreased $3,322,555 during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to the net decrease of $2,971,292 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $93,562. Cash flows used in investing activities increased $719,918 during the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to the net increase of $641,497 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $285,633.
Cash flows from financing activities decreased $3,486,216 during the year ended December 31, 2023 compared to the corresponding period in 2022 and increased $651,859 during the year ended December 31, 2022 compared to the corresponding period in 2021.
During the year ended December 31, 2023, cash flows from financing activities were primarily driven by proceeds of $803,854 from the issuance of common stock and proceeds from borrowings under our financing arrangements of $1,029,660, partially offset by

(i) repurchases of common stock of $378,802, (ii) repayments of $969,223 on borrowings under our financing arrangements and (iii) payment of $97,679 in stockholder distributions.
During the year ended December 31, 2022, cash flows from financing activities were primarily driven by proceeds of $1,582,177 from the issuance of common stock and proceeds from borrowings under our financing arrangements of $5,861,329, partially offset by (i) repurchases of common stock of $169,403, (ii) repayments of $3,301,904 on borrowings under our financing arrangements and (iii) payment of $56,113 in stockholder distributions.
During the year ended December 31, 2021, cash flows from financing activities were primarily driven by proceeds of $712,346 from the issuance of common stock and proceeds from borrowings under our financing arrangements of $4,501,633, partially offset by (i) repurchases of common stock of $21,876, (ii) repayments of $1,947,517 on borrowings under our financing arrangements and (iii) payment of $21,159 in stockholder distributions.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
December 31, 2023	$1,098,005	$1,179,219	$1,179,219
September 30, 2023	$1,142,991	$1,092,175	$1,221,440
June 30, 2023	$1,158,316	$1,101,753	$1,158,043
March 31, 2023	$1,222,233	$1,278,135	$1,308,357
December 31, 2022	$1,413,499	$1,015,284	$1,582,899
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies and estimates are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.
Current Expected Credit Losses: The CECL reserve required under Accounting Standard Updated 2016-13, applies to our loans receivable, held-for-investment and our mortgage-backed securities held-to-maturity, which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. CECL requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. Considering the lack of historical company data related to any realized loan losses since its inception, we elected to estimate our general CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. We provide specific loan-level inputs which include LTV, principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and property net operating income. We also consider qualitative and environmental factors, including, but not limited to, macroeconomic forecasts and business conditions and trends, concentration of credit and changes in the level of such concentrations.
We consider our internal risk rating of each loan as the primary credit quality indicator underlying the assessment. FS Real Estate Advisor and Rialto perform a quarterly review of our portfolio of loans. In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan and project sponsorship. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss
5	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss

Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we record the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the differences between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where we determine foreclosure is not probable, a practical expedient to estimate expected losses is applied using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
See Note 2 to our consolidated financial statements included herein for additional information regarding our current expected credit loss reserve and our significant accounting policies.

Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee in an amount equal to 10.0% of the Core Earnings for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Further, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by Rialto or FS Real Estate Advisor. FS Real Estate Advisor has also received compensation for the structuring and negotiation of certain financing arrangements. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of FS Investments related thereto. FS Real Estate Advisor previously agreed to advance all of our organization and offering expenses until we raised $250,000 of gross proceeds from our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we had achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time.
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
For the year ended December 31, 2023, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 3.82%.
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
FS Investment Solutions also serves or served as the placement agent for our private offerings pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2019-FL1, 2021-FL2, 2021-FL3, 2022-FL4, 2022-FL5, 2022-FL6, 2022-FL7, the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, and the MM-1 Facility, borrowings are at a floating rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for the transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2023:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(39,700)	$(26,788)	$(12,912)	(3.8)%
Down 25 basis points(1)	$(19,857)	$(13,394)	$(6,463)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$19,864	$13,394	$6,470	1.9%
Up 50 basis points	$39,727	$26,788	$12,939	3.8%
___________________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FS Credit Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for current expected credit losses upon its adoption of ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) in 2023. See below for discussion of our related critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Current Expected Credit Losses (CECL)
Description of the Matter
As discussed above and in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the measurement of credit losses on financial instruments measured at amortized cost. As described in Notes 2 and 3 of the consolidated financial statements, the Company establishes a reserve for loans receivable, held-for-investment and mortgage-backed securities, held-to-maturity that reflects its estimate of current expected credit losses (CECL) over the expected life of the loans and debt securities included in its consolidated balance sheets. The Company reassesses the reserve for CECL at each balance sheet date and recognizes changes in earnings. The reserve includes a general and specific CECL reserve of $76.9 million and $3.0 million, respectively, as of December 31, 2023.
In estimating the general CECL reserve, management uses a third-party probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan and debt security. For determining a specific CECL reserve for collateral dependent loans and debt securities, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan or debt security. The Company estimates the fair value of the collateral using a discounted cash flow model which requires significant judgments.
Auditing the Company’s CECL reserves was especially challenging due to the complexity of the models and the significant estimation uncertainty of the inputs and assumptions used in the models, including probability of default, loss given default and stabilized fair value of collateral.

How We Addressed the Matter in Our Audit	To test the CECL reserves, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model, and significant assumptions and testing the completeness and accuracy of the inputs. With the assistance of our valuation specialists, we evaluated the appropriateness of the probability of defaults and loss given defaults by comparing to independently obtained peer data. With the assistance of our real estate valuation specialists, for a sample of collateral dependent loans, we corroborated the reasonableness of current and stabilized fair values and stabilized net operating income of the underlying collateral utilized in developing the reserve by comparing to independently obtained market data.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Philadelphia, PA
March 15, 2024

FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$147,035	$183,665
Restricted cash	108,966	17,953
Loans receivable, held-for-investment, net of credit loss allowances of $79,851 and $0, respectively	7,702,368	7,350,315
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $71 and $0, respectively	75,238	68,559
Mortgage-backed securities, at fair value, credit loss allowances of $17,582 and $0, respectively	235,235	159,464
Reimbursement due from sponsor	—	605
Investment in real estate, net	183,341	190,549
Receivable for investments sold and repaid	8,180	922
Interest receivable	42,292	32,240
Other assets	13,071	9,281
Mortgage loans held in securitization trusts, at fair value	950,972	324,263
Total assets(1)	$9,466,698	$8,337,816
Liabilities
Collateralized loan obligations, net	$4,301,970	$4,336,701
Repurchase agreements payable, net	256,730	756,816
Credit facilities payable, net	910,197	298,544
Mortgage note payable, net	123,657	122,568
Due to related party	113,501	107,692
Interest payable	30,593	19,379
Payable for shares repurchased	27,397	60,488
Other liabilities	32,146	27,278
Mortgage obligations issued by securitization trusts, at fair value	878,545	291,193
Total liabilities(1)	6,674,736	6,020,659
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 734,184 and 857,710 issued and outstanding, respectively	7	9
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,312,367 and 1,600,878 issued and outstanding, respectively	13	16
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,584,819 and 54,908,336 issued and outstanding, respectively	646	549
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 646,101 and 742,999 issued and outstanding, respectively	6	7
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,939,668 and 4,645,072 issued and outstanding, respectively	49	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 47,503,635 and 34,011,164 issued and outstanding, respectively	475	340
Additional paid-in capital	2,869,801	2,314,639
Accumulated other comprehensive income (loss)	(6,986)	(11,906)
Retained earnings (accumulated deficit)	(72,058)	13,448
Total stockholders' equity	2,791,962	2,317,157
Total liabilities and stockholders' equity	$9,466,698	$8,337,816
_______________________________
(1)     The December 31, 2023 and 2022 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2023 and 2022, assets of the VIEs totaled $6,509,285 and $5,896,039, respectively, and liabilities of the VIEs totaled $5,194,011 and $4,640,998, respectively. See Note 10 to our consolidated financial statements included herein for further details.
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$745,516	$373,195	$85,663
Less: Interest expense	(426,418)	(186,745)	(27,390)
Interest income on mortgage loans held in securitization trusts	24,374	6,936	—
Less: Interest expense on mortgage obligations issued by securitization trusts	(21,139)	(6,215)	—
Net interest income	322,333	187,171	58,273
Other expenses
Management fee	34,884	23,352	7,024
Performance fee	23,356	8,828	1,373
General and administrative expenses	41,183	24,573	8,824
Real estate operating expenses	6,268	—	—
Depreciation and amortization	7,336	—	—
Interest expense on real estate	9,105	—	—
Less: Expense limitation	(148)	(605)	(56)
Add: Expense recoupment to sponsor	753	3,026	460
Net other expenses	122,737	59,174	17,625
Other income (loss)
Credit loss expense, net	(65,613)	—	—
Real estate operating income	20,303	—	—
Net change in unrealized gain on interest rate cap	(2,543)	650	—
Net realized gain (loss) on mortgage-backed securities available-for-sale	—	441	(17)
Net realized gain (loss) on extinguishment of debt	261	—	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	433	—	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	299	(86)	—
Other income (loss), net	—	(1,373)	—
Total other income (loss)	(46,860)	(368)	(17)
Net income before income taxes	152,736	127,629	40,631
Income tax expense	(2,533)	(1,251)	(614)
Net income	150,203	126,378	40,017
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$150,188	$126,363	$40,002
Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$1.32	$1.65	$1.64
Weighted average common stock outstanding - basic and diluted	113,761,636	76,755,737	24,395,178

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2023	2022	2021
Net income	$150,203	$126,378	$40,017
Other comprehensive income (loss)
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	4,920	(11,992)	86
Total other comprehensive income (loss)	4,920	(11,992)	86
Comprehensive income	$155,123	$114,386	$40,103

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)
_______________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2020	$9	$1	$12	$58	$5	$20	$22	$303,783	$—	$1,802	$305,712
Common stock issued	—	9	2	169	1	9	96	712,060	—	—	712,346
Distributions declared	—	—	—	—	—	—	—	—	—	(38,517)	(38,517)
Proceeds from distribution reinvestment plan	—	—	—	4	—	1	1	15,531	—	—	15,537
Repurchases of common stock	—	(1)	—	(3)	—	(1)	(5)	(24,563)	—	—	(24,573)
Stockholder servicing fees	—	—	—	—	—	—	—	(35,827)	—	—	(35,827)
Offering costs	—	—	—	—	—	—	—	(2,377)	—	—	(2,377)
Performance contingent rights issued	—	—	—	—	—	—	—	951	—	—	951
Net income	—	—	—	—	—	—	—	—	—	40,017	40,017
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	—	—	—	—	—	86	—	86
Balance as of December 31, 2021	9	9	14	228	6	29	114	969,558	86	3,287	973,340
Common stock issued	—	—	3	356	1	19	257	1,581,541	—	—	1,582,177
Distributions declared	—	—	—	—	—	—	—	—	—	(116,202)	(116,202)
Proceeds from distribution reinvestment plan	—	—	—	13	—	1	8	56,193	—	—	56,215
Repurchases of common stock	—	—	(1)	(48)	—	(3)	(39)	(225,573)	—	—	(225,664)
Stockholder servicing fees	—	—	—	—	—	—	—	(68,660)	—	—	(68,660)
Offering costs	—	—	—	—	—	—	—	(11,901)	—	—	(11,901)
Performance contingent rights issued	—	—	—	—	—	—	—	11,409	—	—	11,409
Restricted stock units issued	—	—	—	—	—	—	—	2,072	—	—	2,072
Net income	—	—	—	—	—	—	—	—	—	126,378	126,378
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income	—	—	—	—	—	—	—	—	(11,992)	—	(11,992)
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity (continued)
(in thousands)
________________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	151	—	7	177	803,519	—	—	803,854
Distributions declared	—	—	—	—	—	—	—	—	—	(194,173)	(194,173)
Proceeds from distribution reinvestment plan	—	—	—	20	—	1	16	94,506	—	—	94,543
Repurchases of common stock	(2)	—	(3)	(74)	(1)	(5)	(58)	(345,568)	—	—	(345,711)
Stockholder servicing fees	—	—	—	—	—	—	—	(19,463)	—	—	(19,463)
Offering costs	—	—	—	—	—	—	—	(6,046)	—	—	(6,046)
Restricted stock units issued	—	—	—	—	—	—	—	28,214	—	—	28,214
Net income	—	—	—	—	—	—	—	—	—	150,203	150,203
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	—	—	—	—	—	4,920	—	4,920
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$150,203	$126,378	$40,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights	—	11,409	951
Restricted stock units	28,214	2,072	—
Amortization of deferred fees on loans and debt securities	(14,541)	(4,723)	(1,738)
Amortization of deferred financing costs and discount	21,347	12,473	4,277
Net unrealized gain on valuation of interest rate cap	2,543	(650)	—
Net realized (gain) loss on sale of mortgage-backed securities available-for-sale	—	(441)	17
Real estate depreciation and amortization	7,336	3,630	—
Credit loss expense, net	65,613	—	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(299)	86	—
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	(433)	—	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	605	(605)	444
Interest receivable	(10,052)	(25,379)	(3,691)
Other assets	(6,333)	(1,812)	(6,665)
Due to related party	1	(62)	62
Interest payable	11,214	16,788	2,247
Other liabilities	1,334	15,354	2,662
Net cash provided by (used in) operating activities	256,752	154,518	38,583
Cash flows used in investing activities
Origination and fundings of loans receivable	(1,170,567)	(4,141,859)	(3,500,362)
Principal collections from loans receivable, held-for-investment	729,234	635,672	350,039
Proceeds from sale of loans receivable, held-for-sale	—	—	24,397
Exit and extension fees received on loans receivable, held-for-investment	998	841	1,119
Purchases of mortgage-backed securities, at fair value	(90,177)	(140,622)	(48,633)
Principal repayments of mortgage-backed securities, at fair value	2,900	14,190	4,184
Purchases of mortgage-backed securities, held-to-maturity	—	(30,129)	—
Purchase of mortgage loans held in securitization trusts, at fair value	(38,879)	(33,088)	—
Acquisition of real estate and related intangibles	—	(194,179)	—
Capital improvements to real estate	(128)	—	—
Net cash provided by (used in) investing activities	(566,619)	(3,889,174)	(3,169,256)
Cash flows from financing activities
Issuance of common stock	803,854	1,582,177	712,346
Repurchases of common stock	(378,802)	(169,403)	(21,876)
Stockholder distributions paid	(97,679)	(56,113)	(21,159)
Stockholder servicing fees paid	(13,656)	(9,420)	(2,856)
Offering costs paid	(6,046)	(13,236)	(1,042)
Borrowing under mortgage note payable	—	124,700	—
Borrowings under repurchase agreements	152,576	1,856,718	2,397,025

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2023	2022	2021
Repayments under repurchase agreements	$(653,593)	$(2,001,450)	$(1,617,517)
Borrowings under credit facilities	877,084	1,276,366	529,190
Repayments under credit facilities	(268,066)	(1,164,574)	(330,000)
Proceeds from issuance of collateralized loan obligations	—	2,603,545	1,575,418
Repayment of collateralized loan obligations	(47,564)	(135,880)	—
Payment of deferred financing costs	(3,858)	(42,964)	(20,922)
Net cash provided by (used in) financing activities	364,250	3,850,466	3,198,607
Total increase (decrease) in cash, cash equivalents and restricted cash	54,383	115,810	67,934
Cash, cash equivalents and restricted cash at beginning of year	201,618	85,808	17,874
Cash, cash equivalents and restricted cash at end of year	$256,001	$201,618	$85,808
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$393,857	$157,484	$20,866
Accrued stockholder servicing fee	$5,807	$59,240	$32,971
Distributions payable	$8,768	$6,817	$2,943
Reinvestment of stockholder distributions	$94,543	$56,215	$15,537
Payable for shares repurchased	$27,397	$60,488	$4,227
Loan principal payments held by servicer	$8,180	$922	$—
Offering cost payable to FS Real Estate Advisor	$—	$—	$1,335
Mortgage obligations issued by securitization trusts, at fair value	$878,545	$291,193	$—
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc. (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments ("FS Investments"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the "SEC"), consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
The Company has elected to be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended (the "1940 Act").
The Company’s primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield; preserve and protect invested capital; realize appreciation in net asset value ("NAV") from proactive investment management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt with lower volatility than public real estate companies.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of December 31, 2023. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.
Reclassifications: Certain amounts in the consolidated financial statements as of and for the year ended December 31, 2022 have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2023. The reclassifications did not affect the Company's financial position, results of operations, or cash flows.
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
Principles of Consolidation: Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (an entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. For the Company's consolidated securitization VIEs,

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
the third party ownership interests are reflected as liabilities in the Company's consolidated balance sheet because the beneficial interests payable to these third parties are legally issued in the form of debt. The Company's presentation of net income attributes earnings to controlling and non-controlling interests. Refer to Note 10 for additional discussion of the Company's VIEs.
Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its cash in overnight institutional money market funds. As of December 31, 2023 and 2022, the Company's investment in overnight institutional money market funds was $118,633 and $164,547, respectively. The Company's uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company's cash is held with major financial institutions and may at times exceed federally insured limits. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company's collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$147,035	$183,665
Restricted cash	108,966	17,953
Total cash, cash equivalents and restricted cash	$256,001	$201,618
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
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to, hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the year ended December 31, 2023. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities are subject to the adoption of ASU 2016-13, as discussed below.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
CECL requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its general CECL reserve by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. The Company provides specific loan-level inputs which include loan-to-value ("LTV"), principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and property net operating income. The Company also considers qualitative and environmental factors, including, but not limited to, macroeconomic forecasts and business conditions and trends, concentration of credit and changes in the level of such concentrations. The reasonable and supportable forecast period is followed by an immediate reversion period back to historical loss rates.
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
For both the funded and unfunded portions of its loans, the Company considers its internal risk rating of each loan as the primary credit quality indicator underlying the assessment. FS Real Estate Advisor and Rialto perform a quarterly review of the Company's portfolio of loans. In connection with this review, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan and project sponsorship. Based on a 5-point scale, the Company's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

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
The Company adopted ASU 2016-13 using the modified-retrospective method for all financial assets measured at amortized cost. Prior to its adoption, the Company had no loan loss provisions on its consolidated balance sheets. The Company recorded a cumulative-effect adjustment to the opening retained earnings in its consolidated statement of changes in equity as of January 1, 2023. The following table details the impact of this adoption:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
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
The Company uses a discounted cash flow method to estimate and recognize a credit loss allowance on its available-for-sale securities. The credit loss allowance represents the difference between the security's amortized cost basis and the present value of expected cash flows. The credit loss allowance is limited to the difference between the security's fair value and its amortized cost. Changes in the credit loss allowance are recognized immediately in earnings as a component of Credit loss expense, net.
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The Company will record acquired above-market and below-market leases at their fair values which represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisition, to date, the Company's allocation to customer relationship intangible assets has not been material.
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place leases is recorded as a component of depreciation and amortization, on the Company’s consolidated statements of operations.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
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
Certain of the Company's assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor's estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
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
•Mortgage-backed securities, at fair value: The fair values for these investments were based on indicative deal quotes.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue as receivable interest on loans if it is not probable that such income will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgement, in doubt. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. Please refer to Note 3 of this document for our disclosure of any investments placed on non-accrual.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2023, the Company incurred offering costs of $24,536, which were paid on its behalf by FS Investments (see Note 7).
Income Taxes: The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2017. In order to maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
The Company's qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of the Company's assets and the sources of its income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2023 and 2022, the Company was in compliance with all REIT requirements.
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
The Company consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2023, 2022, and 2021, the Company recorded a current income tax of $2,533, $1,251 and $614, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. As of December 31, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities.
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any interest or penalties and none are accrued at December 31, 2023 or 2022.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of December 31, 2023 and 2022, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The adoption of the ASU as of July 1, 2023 did not have a material impact on the Company's consolidated financial statements.
Note 3. Loans Receivable
The following table details overall statistics for the Company's loans receivable portfolio as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Number of loans	143	142
Principal balance	$7,778,599	$7,350,271
Net book value	$7,702,368	$7,350,315
Unfunded loan commitments(1)	$390,312	$574,510
Weighted-average cash coupon(2)	+3.86%	+3.83%
Weighted-average all-in yield(2)(3)	+3.92%	+3.90%
Weighted-average maximum maturity (years)(4)	3.1	4.0
__________________________
(1)    The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    The Company's floating rate loans are expressed as a spread over the relevant benchmark rates, which include SOFR, and, in 2022, LIBOR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2023, the one-month SOFR rate was 5.34%. As of December 31, 2022, the one-month LIBOR rate was 4.39% and the one-month SOFR rate was 4.36%. All loans beginning July 1, 2023 transitioned to SOFR.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however, loans may be repaid prior to such date.
For the years ended December 31, 2023 and 2022, the activity in the Company's loan portfolio was as follows:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

	For the Year Ended December 31,
	2023	2022
Loans receivable at beginning of period	$7,350,315	$3,841,868
Loan fundings	1,170,567	4,141,859
Loan repayments	(736,492)	(636,594)
Amortization of deferred fees on loans	6,889	4,023
Credit loss charge off	(8,062)	—
Exit and extension fees received on loans receivable	(998)	(841)
Loans receivable at end of period	7,782,219	7,350,315
CECL reserve	(79,851)	—
Loans receivable, net, at end of period	$7,702,368	$7,350,315
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,774,344	61%	$4,439,830	61%
Hospitality	1,029,327	13%	792,305	11%
Industrial	714,821	9%	369,551	5%
Office	562,643	8%	755,797	10%
Retail	268,571	3%	424,374	6%
Mixed Use	206,114	3%	94,566	1%
Various	129,712	2%	156,031	2%
Self-Storage	96,687	1%	317,861	4%
Loans receivable at end of period	7,782,219	100%	7,350,315	100%
CECL reserve	(79,851)		—
Loans receivable, net, at end of period	$7,702,368		$7,350,315

	December 31, 2023		December 31, 2022
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,879,708	50%	$3,719,093	51%
West	1,459,857	19%	1,487,391	20%
Northeast	1,442,656	18%	1,326,408	18%
Various	678,430	9%	507,105	7%
Midwest	321,568	4%	310,318	4%
Loans receivable at end of period	7,782,219	100%	7,350,315	100%
CECL reserve	(79,851)		—
Loans receivable, net, at end of period	$7,702,368		$7,350,315
__________________________
(1)    As defined by the United States Department of Commerce, Bureau of the Census.
Loan Risk Rating

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

As further described in Note 2, FS Real Estate Advisor and Rialto assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan and project sponsorship. Based on a 5-point scale, the Company's loans are rated "1" through "5", from less risk to greater risk, which ratings are defined in Note 2.
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	December 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	132	7,353,659	95%	142	7,350,315	100%
4	9	374,697	5%	—	—	—
5	2	53,863	—	—	—	—
Loans receivable at end of period	143	7,782,219	100%	142	7,350,315	100%
CECL reserve		(79,851)			—
Loans receivable, net, at end of period		$7,702,368			$7,350,315
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of December 31, 2023 by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2023

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	757,348	3,714,430	2,691,177	84,292	64,966	41,446	7,353,659
4	—	309,611	49,673	—	15,413	—	374,697
5	—	—	36,192	17,671	—	—	53,863
Loans receivable	$757,348	$4,024,041	$2,777,042	$101,963	$80,379	$41,446	$7,782,219
CECL reserve							(79,851)
Loans receivable, net							$7,702,368
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
The following table provides details on the changes in CECL reserve for funded loans by investment pool:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in general CECL reserve	35,651	1,814	37,465
Increase (Decrease) in specific CECL reserve	11,029	—	11,029

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

(Charge-offs)	(8,062)	—	(8,062)
CECL reserve as of December 31, 2023	$74,074	$5,777	$79,851
The Company's initial CECL reserve against its loans receivable portfolio of $39,419 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its consolidated statements of changes in equity; however, subsequent changes to the CECL reserve are recognized through net income on its consolidated statements of operations. During the year ended December 31, 2023, the Company resolved a senior loan related to an office property in Santa Clara, CA that had an outstanding principal balance of $90,577. The Company recognized a charge-off of $8,062 on the discounted payoff of the loan. During the year ended December 31, 2023, the Company recorded an increase of $40,432 in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $79,851 as of December 31, 2023.
The following table summarizes our risk rated 5 loans as of December 31, 2023, which were analyzed for specific CECL reserves:

Location	Origination Date	Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Seattle, WA	12/17/2021	Office	$36,192	$2,967	Cost recovery - May 2023
Fox Hills, CA	12/10/2020	Office	$17,671	$—	Cash basis - December 2023
The risk rated 5 loans were determined to be collateral dependent as of December 31, 2023. The Company estimated expected losses based on each loan's collateral fair value, which was determined by applying a capitalization rate between 6.50% and 7.25% and a discount rate of 9.25%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
December 31, 2023	$7,659,065	$50,109	$15,343	$51,492	$7,776,009
December 31, 2022	$7,332,094	$15,300	$—	$—	$7,347,394
As of December 31, 2023, the Company had one loan with interest income payments 90 days or more past due that was not placed on non-accrual status with a total amortized cost of $15,300.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of December 31, 2023, the Company had unfunded commitments of $390,312. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments. The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool:

	Unfunded Commitments CECL Reserve December 31, 2023
	Senior Loans	Mezzanine Loans	Total

CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Increase (Decrease) in CECL reserve	411	(6)	405
CECL reserve as of December 31, 2023	$1,540	$28	$1,568
The Company's initial CECL reserve against its unfunded loan commitments of $1,163 recorded on January 1, 2023 is reflected as a direct charge to retained earnings on its consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded an increase of $405, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $1,568 as of December 31, 2023.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of December 31, 2023 and 2022, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
December 31, 2023
CMBS, available-for-sale	$172,392	$169,326	$(17,582)	$239	$(7,224)	$144,759	10.08%(1)	14.43
CMBS, fair value option	$92,749	$90,042	$—	$847	$(414)	$90,476	7.57%(1)	2.86
December 31, 2022
CMBS, available-for-sale	$173,207	$171,369	$—	$45	$(11,950)	$159,464	9.18%(2)	12.7
_______________________
(1)    Calculated using the one-month SOFR rate of 5.34% as of December 31, 2023.
(2)    Calculated using the one-month LIBOR rate of 4.39% and the one-month SOFR rate of 4.36% as of December 31, 2022.
As of December 31, 2023, there were two unrated office property CMBS, available-for-sale with a total amortized cost of $27,019 for which the Company recorded an allowance for credit loss and placed on non-accrual status during the year. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$—
Additions on securities for which credit losses were not previously recorded	(17,582)
(Increase) decrease on securities with previously recorded credit losses	—
Allowance for credit losses as of December 31, 2023	$(17,582)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of December 31, 2023 and 2022, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
December 31, 2023
CMBS, available-for-sale	$—	$108,128	$—	$(7,224)
December 31, 2022
CMBS, available-for-sale	$150,230	$756	$(11,889)	$(61)
As of December 31, 2023 and 2022, there were ten securities and fifteen securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 4. Mortgage Backed Securities
was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of December 31, 2023 and 2022, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2023
CMBS, held-to-maturity	$75,309	$(71)	$75,238	$—	$(2,282)	$72,956
December 31, 2022
CMBS, held-to-maturity	$68,559	$—	$68,559	$—	$—	$68,559
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS:

December 31, 2023
CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(868)
CECL reserve as of December 31, 2023	$71

The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of December 31, 2023:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$75,309	—	$45,188	$30,121	—

Note 5. Real Estate
Investment in real estate, net, consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Building and building improvements	$120,527	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,530	33,402
Total	194,307	194,179
Accumulated depreciation and amortization	(10,966)	(3,630)
Real estate, net	$183,341	$190,549
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate (continued)

Amortization
2023 (remaining)	$—
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,168
Total	$27,405
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of December 31, 2023 and 2022.

	As of December 31, 2023
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.66%(5)	$193,723	$—	December 18, 2036	$291,770	$289,465
2021-FL2 Notes	+1.65%(5)	633,021	—	May 5, 2038	746,616	735,232
2021-FL3 Notes	+1.62%(5)	928,483	—	November 4, 2036	1,133,887	1,127,552
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,072,212	1,059,356
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	663,202	653,507
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	733,143	727,826
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	789,955	784,845
		4,336,255	—		5,430,785	5,377,783
Repurchase Agreements
WF-1 Facility	+2.00%(3)	35,794	564,206	August 30, 2024	45,207	44,407
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,068
RBC Facility	+1.32%	29,940	—	N/A	42,293	39,796
BB-1 Facility	+1.96%(5)	11,474	688,526	February 21, 2025	14,802	14,713
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,991	89,438
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	March 1, 2024	276,478	276,233
Lucid Facility	+1.15%	15,693	—	N/A	23,849	23,718
		259,219	2,046,414		577,067	572,373
Revolving Credit Facilities
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,945	1,139,895
Barclays Facility	+2.35%(8)	70,000	240,000	August 1, 2025	—	—
		920,000	390,000		1,148,945	1,139,895

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	155,498	182,557
Total		$5,640,174	$2,438,414		$7,312,295	$7,272,608
________________
(1)    The amount outstanding under the facilities approximates their fair value.
(2)    The rates are expressed over the relevant floating benchmark rates, which include Term SOFR and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(3)    Benchmark rate is subject to a 0.00% floor. SOFR benchmark rate is selected with respect to a transaction as set forth in the related transaction confirmation for the underlying transaction.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

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
Revolving Credit Facility
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

(9)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $5,645,887 and 7.24%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $4,560,400 and 3.83%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2023 and 2022.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of December 31, 2023 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2024	$41,721	$145,794	$—	$—	$187,515
2025	153,820	67,792	70,000	124,700	416,312
2026	1,859,876	—	—	—	1,859,876
Thereafter	2,280,838	45,633	850,000	—	3,176,471
Total	$4,336,255	$259,219	$920,000	$124,700	$5,640,174
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

	As of December 31, 2023
Collateral Assets	Total Count	Principal Balance
2019-FL1	14	$292,291
2021-FL2	25	746,703
2021-FL3	33	1,134,028
2022-FL4	25	1,072,661
2022-FL5	24	663,267
2022-FL6	23	733,244
2022-FL7	20	790,087
Total	164	$5,432,281
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	December 31,
	2023	2022
Face value	$4,336,255	$4,383,819
Unamortized deferred financing costs	(25,293)	(34,983)
Unamortized discount	(8,992)	(12,135)
Net book value	$4,301,970	$4,336,701
Repurchase Agreements
The Company has entered into, and maintains in effect eight repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 Facility”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility”), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), and Lucid Prime Fund ( the "Lucid Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	December 31,
	2023	2022
Face value	$259,219	$760,236
Unamortized deferred financing costs	(2,489)	(3,420)
Net book value	$256,730	$756,816
On December 14, 2023, the Company entered into six separate amendments to six separate guaranties pertaining to six different master repurchase agreements, including the MS-1 Facility, BMO-1 Facility, NTX-1 Facility, BB-1 Facility, WF-1 Facility and GS-1 Facility. Each amendment makes an identical modification to the required ratio level for the relevant guaranty’s interest expense coverage financial covenant given by the Company as guarantor. The coverage level has been reduced from 1.5x to 1.3x for the period from January 1, 2024 to June 30, 2024, and from 1.5x to 1.4x thereafter.
BB-1 Facility
On December 29, 2023, BB-1, an indirect wholly owned special purpose financing subsidiary of the Company, entered into a Seventh Amendment to Master Repurchase Agreement, or Seventh Amendment to Master Repurchase Agreement, amending the Master Repurchase Agreement dated as of February 22, 2021, with Barclays Bank PLC, as purchaser. The Seventh Amendment to Master Repurchase Agreement provides for, among other things, amending and extending the availability period during which new transactions are permitted from February 21, 2024, to February 21, 2025, subject to payment of an extension fee, which was paid on January 2, 2024.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

The MM-1 Facility is utilized for the purposes of financing the acquisition and origination of commercial mortgage loan assets meeting specified eligibility criteria and concentration limits, paying transaction costs and funding distributions to FS CREIT Finance Holdings, LLC (and ultimately to the Company).
The Company incurred deferred financing costs in connection with each revolving credit facility, which costs are being amortized to interest expense over the life of that facility. The following table details the net book value of the Company's revolving credit facilities on its consolidated balance sheets.

	December 31,
	2023	2022
Face value	$920,000	$310,982
Unamortized deferred financing costs	(9,803)	(12,438)
Net book value	$910,197	$298,544
Mortgage Loan
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

	December 31,
	2023	2022
Face value	$124,700	$124,700
Unamortized deferred financing costs	(1,043)	(2,132)
Net book value	$123,657	$122,568
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
Performance Fee
FS Real Estate Advisor is also entitled to the performance fee calculated and payable quarterly in arrears in an amount equal to 10.0% of the Company's Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Real Estate Advisor does not earn a performance fee for any quarter until the Company's Core Earnings for such quarter exceed the hurdle rate of 1.625%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company's common stock other than Class F common stock (including proceeds from the Company's distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to stockholders and amounts paid for share repurchases pursuant to the Company's share repurchase plan. Once the Company's Core Earnings in any quarter exceed the hurdle rate, FS Real Estate Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
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
Administrative Services Fee
On December 1, 2022, the Company and FS Real Estate Advisor entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), which amended and restated the Third Amended and Restated Advisory Agreement, dated

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
December 15, 2021, to replace the reimbursement of administrative service expenses with an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. The administrative services fee is payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
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
Origination Fees and Capital Market Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by Rialto or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
FS Real Estate Advisor or indirectly through the Company. During the years ended December 31, 2023, 2022 and 2021, $8,518, $36,778, and $30,845, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company. During the years ended December 31, 2023, 2022, and 2021, $0, $3,250 and $0, respectively, in capital markets fees were paid to affiliates of the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $24,536 for the period from November 7, 2016 (Inception) to December 31, 2023. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised. During the year ended December 31, 2023, the Company paid $6,046 to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2023, $4,170 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Valuation Services Fee
Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, FS Real Estate Advisor has engaged Rialto to provide periodic valuations of certain investments held by the Company and is entitled to a fee of $1,000 for each valuation of an individual investment. Rialto shall not be entitled to a fee when an individual investment is valued by an independent valuation firm. Any fees paid to our adviser, the sub-adviser, or their affiliates for any such services does not reduce the advisory fees or the administrative services fees. Any such arrangements are at market terms and rates.
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the years ended December 31, 2023, 2022 and 2021:

			Year Ended December 31,
Related Party	Source Agreement	Description	2023	2022	2021
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$34,884	$23,352	$7,024
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$23,356	$8,828	$1,373
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	$—	$12,825	$4,556
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(4)	$28,214	$2,072	$—
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$—	$3,250	$—
Rialto	Sub-Advisory Agreement	Valuation Services Fees(5)	$439	$412	$220
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination Fees	$8,518	$36,778	$30,845
_______________________
(1)    During the years ended December 31, 2023, 2022 and 2021, FS Real Estate Advisor received $33,041, $6,221 and $5,177, respectively, in cash and $0, $11,409 and $915, respectively, in performance contingent rights as payment for base management fees. As of December 31, 2023, $9,366 in base management fees were payable to FS Real Estate Advisor.
(2)    During the years ended December 31, 2023, 2022 and 2021, $22,514, $4,461 and $1,284, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2023, $5,614 in performance fees were payable to FS Real Estate Advisor.
(3)    During the years ended December 31, 2023, 2022 and 2021, $1,751, $12,582 and $4,139, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying consolidated statements of operations.
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
(5)    During the years ended December 31, 2023, 2022 and 2021, $327, $431, and $116 in valuation fees were paid by the Company to Rialto.
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17,

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2023 and 2022, the Company accrued $113,501 and $107,692, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
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
During the year ended December 31, 2023, $753 of expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2023, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
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
As of December 31, 2023, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,097 and $406, respectively.
RIAL 2022-FL8 Transaction
In the second quarter of 2023 and 2022, the Company purchased $15,000 and $36,000, respectively, of mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities are accounted for as available-for-sale.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 8. Stockholder's Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the years ended December 31, 2023, 2022 and 2021:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	912,469	137,116	1,245,658	5,778,640	546,298	1,971,039	2,171,528	12,762,748
Issuance of common stock	—	843,659	165,006	16,943,127	147,732	1,355,103	9,068,080	28,522,707
Reinvestment of distributions	30,439	—	39,365	360,278	13,397	49,675	126,922	620,076
Repurchases of common stock	(33,638)	(74,127)	(37,860)	(256,640)	(14,551)	(92,799)	(481,437)	(991,052)
Transfers in or out	(6,392)	—	(4,792)	(1,684)	(50,714)	(406,282)	481,594	11,730
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	224,184	35,574,767	172,484	2,062,901	25,559,784	63,594,120
Reinvestment of distributions	29,603	—	43,048	1,284,235	15,009	77,027	789,270	2,238,192
Repurchases of common stock	(74,771)	—	(71,276)	(4,760,663)	(42,579)	(215,053)	(3,926,987)	(9,091,329)
Transfers in or out	—	—	(2,455)	(13,724)	(44,077)	(156,539)	222,410	5,615
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	102,378	15,214,848	149,847	916,066	16,702,698	33,085,837
Reinvestment of distributions	29,512	—	42,843	2,016,127	16,302	111,822	1,607,976	3,824,582
Repurchases of common stock	(142,779)	—	(137,092)	(7,413,403)	(50,722)	(469,359)	(5,767,365)	(13,980,720)
Transfers in or out	(10,259)	—	(296,640)	(141,089)	(212,325)	(263,933)	949,162	24,916
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2020	$22,378	$3,449	$29,971	$134,705	$13,573	$46,154	$53,597	$303,827
Issuance of common stock	—	20,749	4,134	427,901	3,708	33,564	222,290	712,346
Reinvestment of distributions	763	—	986	9,098	336	1,246	3,108	15,537
Repurchases of common stock	(843)	(1,827)	(948)	(6,477)	(365)	(2,332)	(11,781)	(24,573)
Transfers in or out	(160)	—	(120)	(43)	(1,274)	(10,197)	11,794	—
Accrued stockholder servicing fees(1)	—	—	(161)	(34,034)	(33)	(1,599)	—	(35,827)
Balance as of December 31, 2021	22,138	22,371	33,862	531,150	15,945	66,836	279,008	971,310
Issuance of common stock	—	—	5,596	896,258	4,310	51,698	624,315	1,582,177
Reinvestment of distributions	740	—	1,074	32,334	375	2,433	19,259	56,215
Repurchases of common stock	(1,870)	—	(1,778)	(119,792)	(1,064)	(5,388)	(95,772)	(225,664)
Transfers in or out	—	—	(61)	(345)	(1,100)	(3,926)	5,432	—
Accrued stockholder servicing fees(1)	—	—	(220)	(65,260)	(49)	(3,131)	—	(68,660)
Balance as of December 31, 2022	21,008	22,371	38,473	1,274,345	18,417	108,522	832,242	2,315,378
Issuance of common stock	—	—	2,549	381,727	3,730	22,855	392,993	803,854
Reinvestment of distributions	740	—	1,064	50,551	406	2,789	38,993	94,543
Repurchases of common stock	(3,578)	—	(3,404)	(185,900)	(1,261)	(11,701)	(139,867)	(345,711)
Transfers in or out	(257)	—	(7,369)	(3,539)	(5,281)	(6,584)	23,030	—
Accrued stockholder servicing fees(1)	—	—	(75)	(18,897)	(22)	(469)	—	(19,463)
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the years ended December 31, 2023, 2022 and 2021, the Company repurchased 13,980,720, 9,091,329 and 991,052, respectively, of shares of common stock under its share repurchase plan representing a total of $345,711, $225,664 and $24,573, respectively. In December 2022, the Company received repurchase requests equal to 2.53% of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the fourth quarter of 2022 equaled 5.54% of the Company's aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for December 2022 and its 5% quarterly repurchase limitation for the fourth quarter of 2022 such that 100% of share repurchase requests timely received in December 2022 and the fourth quarter of 2022 were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2023 or 2022.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2023:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2023	$0.1696	$0.1696	$0.1259	$0.1259	$0.1374	$0.1374	$0.1436
February 27, 2023	0.1696	0.1696	0.1259	0.1259	0.1374	0.1374	0.1436
March 30, 2023	0.1749	0.1749	0.1312	0.1312	0.1427	0.1427	0.1489
April 27, 2023	0.1749	0.1749	0.1312	0.1312	0.1427	0.1427	0.1489
May 30, 2023	0.1749	0.1749	0.1312	0.1312	0.1427	0.1427	0.1489
June 29, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
July 28, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
August 30, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
September 29, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
October 30, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
November 29, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
December 28, 2023	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$2.1232	$2.1232	$1.5988	$1.5988	$1.7368	$1.7368	$1.8112

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Distributions:
Paid or payable in cash	$99,630	$59,987	$22,980
Reinvested in shares	94,543	56,215	15,537
Total distributions	$194,173	$116,202	$38,517
Source of distributions:
Cash flows from operating activities	$194,173	$116,202	$38,517
Offering proceeds	—	—	—
Total sources of distributions	$194,173	$116,202	$38,517
Net cash provided by (used in) operating activities(1)	$256,752	$154,518	$38,583
_______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for January 2024 through February 2024 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

Month	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
The distributions for each class of outstanding common stock have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company's board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.
For federal income tax purposes, distributions to stockholders are characterized as either ordinary income, capital gain or non-taxable return of capital. Distributions that exceed the Company's current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.
The following table shows the character of distributions on a tax basis the Company paid on a percentage basis during the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Ordinary income(1)	100%	100%	98%
Non-taxable return of capital	—	—	—
Capital gain	—	—	2%
Total	100%	100%	100%
_______________________

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
(1)    During the years ended December 31, 2023, 2022 and 2021, ordinary dividends were 99%, 100% and 94%, respectively, of total distributions, and qualifying dividends were 1%, —% and 4%, respectively, of total distributions.
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$235,235	$—	$235,235	$—	$159,464	$—	$159,464	$—
Mortgage loans held in securitization trusts, at fair value	950,972	—	—	950,972	324,263	—	—	324,263
Interest rate cap	2,072	—	2,072	—	4,616	—	4,616	—
Total	$1,188,279	$—	$237,307	$950,972	$488,343	$—	$164,080	$324,263

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$878,545	—	$878,545	—	$291,193	—	$291,193	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2023 and 2022:

	Mortgage loans held in securitization trusts, at fair value
	For the year ended December 31,
	2023	2022
Fair value at beginning of period	$324,263	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	14,032	(86)
Purchases	—	—
Sales and repayments	—	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	612,677	324,349
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$950,972	$324,263
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$14,032	$(86)
Included in other comprehensive income	$—	$—
_______________________
(1)    For the year ended December 31, 2023, unrealized gain of $14,032 related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $13,733 related to mortgage obligations issued by securitization trusts, at fair value.
As of December 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2023, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 10.09% to 15.83% (weighted average blended yield of 12.03%) and a life of 0.75 to 5 years (weighted average life of 3.21 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 9. Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2023			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$256,001	$256,001	$256,001	$201,618	$201,618	$201,618
Loans receivable, held-for-investment(1)	$7,702,368	$7,778,599	$7,695,871	$7,350,315	$7,350,271	$7,339,105
Mortgage-backed securities held-to-maturity	$75,238	$80,300	$72,956	$68,559	$80,300	$68,559
Financial Liabilities
Repurchase agreements(2)	$256,730	$259,219	$259,219	$756,816	$760,236	$760,236
Credit facilities(2)	$910,197	$920,000	$920,000	$298,544	$310,982	$310,982
Collateralized loan obligations(2)(3)	$4,301,970	$4,327,263	$4,327,263	$4,336,701	$4,371,684	$4,371,684
Mortgage note payable(2)	$123,657	$124,700	$124,700	$122,568	$124,700	$124,700
__________________
(1)    Book value of loans receivable represents the face amount, net of CECL reserve, unamortized loan fees and costs and accrual of exit fees, as applicable.
(2)    Book value represents the face amount, net of deferred financing costs and discount.
(3)    Face value represents the face amount, net of discount.
Estimates of fair value for cash, cash equivalents and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for loans receivable, mortgage-backed securities held-to-maturity, repurchase obligations, credit facility obligations and the collateralized loan, and mortgage obligations are measured using unobservable inputs, or Level 3 inputs.
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of December 31, 2023, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $72,442 and $75,369, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $950,972 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $72,442 at December 31, 2023) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Assets:
Restricted cash	$92,457	$—
Loans receivable, held-for-investment	5,430,785	5,546,779
Interest receivable	26,891	24,144
Other assets	8,180	853
Mortgage loans held in securitization trusts, at fair value	950,972	324,263
Total assets	$6,509,285	$5,896,039

Liabilities
Collateralized loan obligations, net	$4,301,970	$4,336,701
Interest payable	12,963	12,631
Other liabilities	533	473
Mortgage obligations issued by securitization trusts, at fair value	878,545	291,193
Total liabilities	$5,194,011	$4,640,998
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 10. Variable Interest Entities
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $334,749 as of December 31, 2023.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of December 31, 2023.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$2,072
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Year Ended December 31,
			2023	2022
Interest Rate Cap	Unrealized Loss	(1)	$(2,543)	$650
__________________
(1)    Included in Other income (loss) in the Company's consolidated statements of operations.
Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to December 31, 2023 through the issuance of the consolidated financial statements.
BMO-1 Facility
On February 16, 2024, the Master Repurchase Agreement, dated as of March 3, 2023 ("MRA"), between BMO-1, as seller, and Bank of Montreal, as buyer, was further amended pursuant to that certain Amendment No. 2 to MRA ("Amendment No. 2"), dated as of February 16, 2024, among BMO-1, Bank of Montreal and the Company, as guarantor. Amendment No. 2 provided for, among other things, an extension of the termination date of the MRA until February 28, 2025. The Company executed Amendment No. 2 solely for purposes of ratifying its guaranty of BMO-1's obligations under the MRA.
Share Repurchases

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 13. Subsequent Events
In February 2024, the Company received repurchase requests equal to 2.01% of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for February 2024 such that 100% of share repurchase requests timely received in February 2024 were satisfied.

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2023
(in thousands)
____________________________________________________________________________________________________________

Loan Type	Description	Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest(3)
Senior loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+3.30%	2027	I/O	$—	$354,221	$354,192	$—
						—	354,221	354,192	—
Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+2.25% - 4.75%	2024 - 2028	I/O	—	4,375,678	4,378,064	—
Senior loans	Hospitality	Various	+4.15% - 5.58%	2024 - 2028	I/O	—	1,028,514	1,029,327	—
Senior loans	Industrial	Various	+3.11% - 4.30%	2024 - 2028	I/O	—	646,987	647,340	—
Senior loans	Office	Various	+3.80% - 5.86%	2026 - 2027	I/O	—	598,472	598,643	36,500
Senior loans	Retail	Various	+4.15% - 5.25%	2024 - 2027	I/O	—	268,538	268,571	—
Senior loans	Mixed Use	Various	+2.90% - 5.00%	2025 - 2028	I/O	—	176,700	176,754	15,300
Senior loans	Various	Santa Barbara, CA	+3.65%	2027	I/O	—	90,000	89,991	—
Senior loans	Self-Storage	Various	+3.45% - 4.61%	2026	I/O	—	96,642	96,687	—
						—	7,281,531	7,285,377	51,800
Total senior loans						—	7,635,752	7,639,569	51,800

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loan	Multifamily	Various	+7.50% - 11.00%	2026 - 2027	I/O	—	42,026	42,088	—
Mezzanine loan	Various	Various	Fixed 10.00%	2026	I/O	—	39,980	39,721	—
Mezzanine loan	Industrial	Various	+5.20% Fixed 10.00%	2028 - 2030	I/O	—	31,481	31,481	—
Mezzanine loan	Mixed Used	Philadelphia, PA	+6.50%	2027	I/O	—	29,360	29,360	—
Total mezzanine loans						—	142,847	142,650	—
Loans receivable						$—	$7,778,599	7,782,219	$51,800
CECL reserve								(79,851)
Loans receivable, net								$7,702,368
______________________________
(1)    Maximum maturity assumes all extension options are exercised by the borrower.
(2)    I/O = interest only.
(3)    Represents principal balance of loans which are 90 days or more past due as to principal or interest.
The following table reconciles mortgage loans on real estate for the years ended December 31, 2023, 2022 and 2021:

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2023
(in thousands)
____________________________________________________________________________________________________________

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$7,350,315	$3,841,868	$700,149
Additions during period:
Loan fundings	1,170,567	4,141,859	3,500,362
Amortization of deferred fees and expenses on loans	6,889	4,023	1,190
Deductions during period:
Collections of principal	(736,492)	(636,594)	(358,714)
Exit and extension fees received on loans receivable	(998)	(841)	(1,119)
Loans sold	(8,062)	—
Loans receivable	7,782,219	7,350,315	3,841,868
CECL reserve	(79,851)	—	—
Loans receivable, net	$7,702,368	$7,350,315	$3,841,868

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Management's Report on Internal Control Over Financial Reporting
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
As of December 31, 2023, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11.     Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15.        Exhibits, Financial Statement Schedules.
a. Documents Filed as Part of this Report
(1)    The following financial statements are set forth in Item 8:
(2)    The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	97
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

4.3*	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

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

10.12*
Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

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

10.32
Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 21, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association. (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 29, 2021).

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

10.60
Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

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

10.75	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.76	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.77
Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.78*	Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.79*	Guaranty dated as of January 11, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.80
Master Repurchase Agreement dated as of March 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.81
Limited Guaranty dated as of March 3, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Bank of Montreal (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.82
Twelfth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guarantee Agreement, dated as of March 17, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on March 22, 2023).

10.83	First Amendment to the Amended and Restated Loan and Servicing Agreement, dated as of January 5, 2023, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.84	Eleventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.85	Amendment No. 1 to Credit Agreement, dated as of April 26, 2023, by and among FS Credit Real Estate Income Trust, Inc., Barclays, as the administrative agent, certain subsidiaries of FS CREIT, as guarantors, the lenders from time to time party thereto, Barclays and City National Bank as lead arrangers and bookrunners, City National Bank as syndication agent, and M&T Bank and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2023).

10.86	Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2023, between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2023).

10.87	Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 11 to Master Repurchase and Securities Contract, dated as of August 24, 2023, between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2023).

10.88	First Amendment to Guaranty, dated as of December 14, 2023, by and between Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A, and such other financial institutions from time to time party to the Master Repurchase Agreement, and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.89	Amendment No. 1 to Guaranty, dated as of December 14, 2023, by and between Bank of Montreal and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.90	First Amendment to Guaranty, dated as of December 14, 2023, by and between FS Credit Real Estate Income Trust, Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.91	Fourth Amendment to Guaranty, dated as of December 14, 2023, by and between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.92	Amendment No. 6 to Guarantee Agreement, dated as of December 14, 2023, made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.93	Seventh Amendment to Guarantee Agreement, dated as of December 14, 2023, by and between Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.94	Seventh Amendment to Master Repurchase Agreement, dated as of December 29, 2023, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on January 5, 2024).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Policy with Respect to Repurchase of Adviser and Sub-Adviser Class I Shares (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022.

101*	Interactive Data File (XBRL).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File
_______________________
*    Filed herewith.

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

Date:	March 15, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
Each individual whose signature appears below constitutes and appoints Michael C. Forman and Christopher Condelles, and each of them with full power to act without the other and with full power of substitution and resubstitution, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2024	/s/ CHRISTOPHER CONDELLES
Christopher Condelles. Chief Financial Officer

Date:	March 15, 2024	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date:	March 15, 2024	/s/ RYAN BOYER
Ryan Boyer Director

Date:	March 15, 2024	/s/ JAMES W. BROWN
James W. Brown Director

Date:	March 15, 2024	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

Date:	March 15, 2024	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date:	March 15, 2024	/s/ JOHN A. FRY
John A. Fry Director

Date:	March 15, 2024	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date:	March 15, 2024	/s/ DAVID SCHIFF
David Schiff Director

Exhibit 21.1
Subsidiaries of FS Credit Real Estate Income Trust, Inc.

Name of Subsidiary	State of Incorporation or Organization
FS CREIT Finance Holdings	Delaware
FS CREIT Finance WF-1 LLC	Delaware
FS CREIT Finance GS-1 LLC	Delaware
FS CREIT Finance BB-1 LLC	Delaware
FS CREIT Finance MM-1 LLC	Delaware
FS CREIT Finance MS-1 LLC	Delaware
FS CREIT Finance NTX-1 LLC	Delaware
FS CREIT Finance BMO-1 LLC	Delaware
FS CREIT Investments LLC	Delaware
FS Investments Rego Park LLC	Delaware
FS Investments SC Industrial LLC	Delaware
FS CREIT Investments HRR LLC	Delaware
FS Investments Las Colinas LLC	California
FS Investments OPDR Mezz LLC	Delaware
FS Investments Park Central Mezz LLC	Delaware
FS Investments Industrial Portfolio Mezz LLC	Delaware
FS Investments Berkeley Mezz LLC	California
FS CREIT Aurora Mezz LLC	Delaware
FS CREIT Bronx Portfolio Mezz LLC	Delaware
FS CREIT Parkway Vista Mezz LLC	Delaware
FS Investments N Broad Mezz LLC	Delaware
FS CREIT BERKLEY LLC	California
FS CREIT Originator Parent LLC	Delaware
FS CREIT Originator LLC	Delaware
FS CREIT Davis LLC	California
FS CREIT Cottonmill LLC	California
FS CREIT 8378 Melrose LLC	California
FS CREIT Campus 56 LLC	California
FS CREIT 198 Utah LLC	California
FS CREIT Lawrence LLC	California
FS CREIT North Town	California
FS CREIT Plaza Mexico LLC	California
FS CREIT Santa Barbara Portfolio LLC	California
FS CREIT College Ave LLC	California
FS CREIT Industrial Portfolio LLC	California
FS Rialto EII LLC	Delaware
FS Rialto QI LLC	Delaware
FS Rialto Sub-REIT LLC	Delaware
FS Rialto 2019-FL Holder, LLC	Delaware
FS Rialto 2019-FL1 Issuer, Ltd.	Cayman Islands
FS Rialto 2019-FL1 Co-Issuer, LLC	Delaware
FS Rialto 2021-FL2 Holder, LLC	Delaware
FS Rialto 2021-FL2 Issuer, Ltd.	Cayman Islands
FS Rialto 2021-FL2 Co-Issuer, LLC	Delaware

FS Rialto 2021-FL3 Holder, LLC	Delaware
FS Rialto 2021-FL3 Issuer, Ltd.	Cayman Islands
FS Rialto 2021-FL3 Co-Issuer, LLC	Delaware
FS Rialto 2022-FL4 Holder, LLC	Delaware
FS Rialto 2022-FL4 Issuer, LLC	Delaware
FS Rialto 2022-FL5 Holder, LLC	Delaware
FS Rialto 2022-FL5 Issuer, LLC	Delaware
FS Rialto 2022-FL6 Holder, LLC	Delaware
FS Rialto 2022-FL6 Issuer, LLC	Delaware
FS Rialto 2022-FL7 Holder, LLC	Delaware
FS Rialto 2022-FL7 Issuer, LLC	Delaware
FS OD 1 LLC	Delaware
FS OD 2 LLC	Delaware
FS OD 3 LLC	Delaware
FS CREIT Equity Investments LLC	Delaware
FS CREIT 555 Aviation LLC	Delaware
FS CREIT 7 Bushwick Place LLC	Delaware
FS CREIT Equity TRS LLC	Delaware

Exhibit 31.1
CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael C. Forman, certify that:
1.I have reviewed this Annual Report on Form 10-K of FS Credit Real Estate Income Trust, Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2024

/S/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer

Exhibit 31.2
CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Condelles, certify that:
1.I have reviewed this Annual Report on Form 10-K of FS Credit Real Estate Income Trust, Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2024

/S/ CHRISTOPHER CONDELLES
Christopher Condelles
Chief Financial Officer

Exhibit 32.1
CERTIFICATION
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of FS Credit Real Estate Income Trust, Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), Michael C. Forman, as Chief Executive Officer of the Company, and Christopher Condelles as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge:
•the Form 10-K of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
•the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 15, 2024

/S/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer

/S/ CHRISTOPHER CONDELLES
Christopher Condelles
Chief Financial Officer