Form 10-Q
period 2024-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2024-05-15
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
As of May 9, 2024, there were 742,240 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 986,834 outstanding shares of Class T common stock, 65,254,088 outstanding shares of Class S common stock, 470,749 outstanding shares of Class D common stock, 5,298,071 outstanding shares of Class M common stock and 51,343,868 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$98,502	$147,035
Restricted cash	16,979	108,966
Loans receivable, held-for-investment, net of credit loss allowances of $119,800 and $79,851	7,785,803	7,702,368
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $155 and $71	75,866	75,238
Mortgage-backed securities, at fair value, credit loss allowances of $16,688 and $17,582	234,636	235,235
Investment in real estate, net	181,507	183,341
Receivable for investments sold and repaid	57,596	8,180
Interest receivable	46,307	42,292
Other assets	14,279	13,071
Mortgage loans held in securitization trusts, at fair value	956,033	950,972
Total assets(1)	$9,467,508	$9,466,698
Liabilities
Collateralized loan obligations, net	$4,202,544	$4,301,970
Repurchase agreements payable, net	311,764	256,730
Credit facilities payable, net	939,294	910,197
Mortgage note payable, net	123,835	123,657
Due to related party	109,570	113,501
Interest payable	30,132	30,593
Payable for shares repurchased	39,317	27,397
Other liabilities	35,496	32,146
Mortgage obligations issued by securitization trusts, at fair value	883,044	878,545
Total liabilities(1)	6,674,996	6,674,736
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 739,847 and 734,184 issued and outstanding, respectively	7	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 1,068,818 and 1,312,367 issued and outstanding, respectively	11	13
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,139,732 and 64,584,819 issued and outstanding, respectively	641	646
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 535,739 and 646,101 issued and outstanding, respectively	5	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 5,156,054 and 4,939,668 issued and outstanding, respectively	52	49
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 49,408,227 and 47,503,635 issued and outstanding, respectively	494	475
Additional paid-in capital	2,907,715	2,869,801
Accumulated other comprehensive income (loss)	(6,340)	(6,986)
Retained earnings (accumulated deficit)	(110,082)	(72,058)
Total stockholders' equity	2,792,512	2,791,962
Total liabilities and stockholders' equity	$9,467,508	$9,466,698
_______________________________
(1)    The March 31, 2024 and December 31, 2023 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of March 31, 2024 and December 31, 2023, assets of the VIEs totaled $6,418,597 and $6,509,285, respectively, and liabilities of the VIEs totaled $5,098,739 and $5,194,011, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net interest income
Interest income	$191,726	$173,803
Less: Interest expense	(110,182)	(99,814)
Interest income on mortgage loans held in securitization trusts	16,424	3,687
Less: Interest expense on mortgage obligations issued by securitization trusts	(14,530)	(3,023)
Net interest income	83,438	74,653
Other expenses
Management fee	9,393	7,876
Performance fee	6,165	5,611
General and administrative expenses	11,264	9,777
Real estate operating expenses	1,379	—
Depreciation and amortization	1,835	—
Interest expense on real estate	2,357	—
Less: Expense limitation	—	(87)
Net other expenses	32,393	23,177
Other income (loss)
Credit loss expense, net	(39,960)	(1,286)
Real estate operating income	4,883	—
Net change in unrealized gain on interest rate cap	(784)	(988)
Net realized gain (loss) on mortgage-backed securities, fair value option	333	—
Net realized gain (loss) on extinguishment of debt	174	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	77	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	532	6
Other income (loss), net	—	(81)
Total other income (loss)	(34,745)	(2,349)
Net income before income taxes	16,300	49,127
Income tax expense	(480)	(550)
Net income	15,820	48,577
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$15,816	$48,573
Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$0.13	$0.46
Weighted average common stock outstanding - basic and diluted	122,749,486	104,482,396

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$15,820	$48,577
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	646	(1,289)
Total other comprehensive income (loss)	646	(1,289)
Comprehensive income	$16,466	$47,288

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended March 31, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	—	—	—	23	—	3	27	122,253	—	—	122,306
Distributions declared	—	—	—	—	—	—	—	—	—	(53,840)	(53,840)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	26,741	—	—	26,752
Repurchases of common stock	—	—	(2)	(33)	(1)	—	(14)	(118,037)	—	—	(118,087)
Stockholder servicing fees	—	—	—	—	—	—	—	322	—	—	322
Offering costs	—	—	—	—	—	—	—	(927)	—	—	(927)
Restricted stock units issued	—	—	—	—	—	—	—	7,562	—	—	7,562
Net income	—	—	—	—	—	—	—	—	—	15,820	15,820
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	646	—	646
Balance as of March 31, 2024	$7	$9	$11	$641	$5	$52	$494	$2,907,715	$(6,340)	$(110,082)	$2,792,512
Three Months Ended March 31, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	43	—	2	58	248,353	—	—	248,456
Distributions declared	—	—	—	—	—	—	—	—	—	(42,523)	(42,523)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	3	20,620	—	—	20,628
Repurchases of common stock	(1)	—	—	(18)	—	—	(13)	(78,803)	—	—	(78,835)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,107)	—	—	(6,107)
Offering costs	—	—	—	—	—	—	—	(1,869)	—	—	(1,869)
Restricted stock units issued	—	—	—	—	—	—	—	6,392	—	—	6,392
Net income	—	—	—	—	—	—	—	—	—	48,577	48,577
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,289)	—	(1,289)
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of March 31, 2023	$8	$9	$16	$579	$7	$48	$388	$2,503,225	$(13,195)	$(22,023)	$2,469,062
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$15,820	$48,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Restricted stock units	7,562	6,392
Amortization of deferred fees on loans and debt securities	(2,761)	(6,292)
Amortization of deferred financing costs and discount	5,441	4,902
Credit loss expense, net	39,960	1,286
Net unrealized (gain) loss on valuation of interest rate cap	784	988
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	(333)	—
Real estate depreciation and amortization	1,835	1,831
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(77)	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(532)	(6)
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	—	518
Interest receivable	(4,015)	(2,232)
Other assets	(1,992)	(4,921)
Due to related party	(1)	—
Interest payable	(461)	3,174
Other liabilities	2,459	(413)
Net cash provided by (used in) operating activities	63,689	53,804
Cash flows used in investing activities
Origination and fundings of loans receivable	(268,648)	(483,905)
Principal collections from loans receivable, held-for-investment	96,813	30,421
Exit and extension fees received on loans receivable, held-for-investment	722	120
Purchases of mortgage-backed securities, at fair value	(4,489)	—
Principal repayments of mortgage-backed securities, at fair value	7,356	28
Capital improvements to real estate	—	(7)
Net cash provided by (used in) investing activities	(168,246)	(453,343)
Cash flows from financing activities
Issuance of common stock	122,306	248,456
Repurchases of common stock	(106,167)	(107,053)
Stockholder distributions paid	(27,022)	(21,043)
Stockholder servicing fees paid	(3,595)	(3,165)
Offering costs paid	(927)	(1,869)
Borrowings under repurchase agreements	85,486	16,649
Repayments under repurchase agreements	(29,607)	(348,750)
Borrowings under credit facilities	173,850	677,018
Repayments under credit facilities	(145,500)	(138,000)
Repayment of collateralized loan obligations	(102,623)	(362)
Payment of deferred financing costs	(2,164)	(1,403)
Net cash provided by (used in) financing activities	(35,963)	320,478
Total increase (decrease) in cash, cash equivalents and restricted cash	(140,520)	(79,061)
Cash, cash equivalents and restricted cash at beginning of period	256,001	201,618
Cash, cash equivalents and restricted cash at end of period	$115,481	$122,557

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$105,202	$91,738
Accrued stockholder servicing fee	$(3,917)	$2,942
Distributions payable	$8,834	$7,669
Reinvestment of stockholder distributions	$26,752	$20,628
Payable for shares repurchased	$39,317	$32,270
Loan principal payments held by servicer	$57,596	$25,423
Mortgage obligations issued by securitization trusts, at fair value	$883,044	$291,818

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments ("FS Investments"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the"SEC"), consisting of up to $2,500,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of March 31, 2024. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company's cash is held with major financial institutions and generally exceed federally insured limits. Restricted cash primarily represents cash held in an account to fund additional collateral interests within the Company's collateralized loan obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$98,502	$87,938
Restricted cash	16,979	34,619
Total cash, cash equivalents and restricted cash	$115,481	$122,557
Loans Receivable: The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value. The Company's held-for-sale securities are subject to ASU 2016-13, as discussed below.
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three months ended March 31, 2024. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to the adoption of ASU 2016-13, as discussed below.
Credit Losses: ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, became effective for the Company on January 1, 2023. ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the previous incurred loss model with a current expected credit loss (“CECL”) model for instruments measured at amortized cost. The CECL model applies to the Company's loans receivable, held-for-investment and its mortgage-backed securities held-to-maturity which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC Topic 326, the Company has elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on its consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
CECL requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. Considering the lack of historical company data related to any realized loan losses since its inception, the Company elected to estimate its general CECL reserve by using a probability-weighted analytical model that considers

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
the likelihood of default and loss-given-default for each individual loan. The credit loss model utilizes historical loss rates derived from a third party commercial real estate loan database with historical loan loss data beginning in 1998. The Company provides specific loan-level inputs which include loan-to-value ("LTV"), principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and property net operating income. The Company also considers qualitative and environmental factors, including, but not limited to, reasonable and supportable macroeconomic forecasts, business conditions and trends, concentration of credit and changes in the level of such concentrations. The reasonable and supportable forecast period is followed by an immediate reversion period back to historical loss rates.
The Company's loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other liabilities on the consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for outstanding loan balances, and changes in this component of the CECL reserve will similarly impact the Company's consolidated net income.
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

Loan Risk Rating	Summary Description
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss
5	Impaired/Loss Likely and/or Foreclosure is Probable
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company assigns the loan a risk rating of 5 and records the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that the Company determines foreclosure of the collateral is probable, the Company assigns the loan a risk rating of 5 and measures the expected losses based on the differences between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For these loans, the allowance for expected credit losses may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. For collateral dependent loans where the Company determine foreclosure is not probable, a practical expedient to estimate expected losses is applied using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
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
Intangible assets and intangible liabilities are recorded as a component of other assets and other liabilities, respectively, on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place leases is recorded as a component of depreciation and amortization, on the Company’s unaudited consolidated statements of operations.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue as receivable interest on loans if it is not probable that such income will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. Please refer to Note 3 and Note 4 of this document for our disclosure of any investments placed on non-accrual.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2024, the Company incurred offering costs of $25,373, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company did not incur any interest or penalties and none are accrued at March 31, 2024.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of March 31, 2024 and March 31, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Number of loans	146	143
Principal balance	$7,901,202	$7,778,599
Net book value	$7,785,803	$7,702,368
Unfunded loan commitments(1)	$333,143	$390,312
Weighted-average cash coupon(2)(3)	+3.82%	+3.86%
Weighted-average all-in yield(2)(3)	+3.89%	+3.92%
Weighted-average maximum maturity (years)(4)	2.9	3.1
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
(3)    As of March 31, 2024 and December 31, 2023, the one-month SOFR rate was 5.32% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the three months ended March 31, 2024 and 2023, the activity in the Company's loan portfolio, was as follows:

	For the Three Months Ended March 31,
	2024	2023
Loans receivable at beginning of period	$7,782,219	$7,350,315
Loan fundings	268,648	483,905
Loan repayments	(146,229)	(54,922)
Amortization of deferred fees on loans	1,687	1,517
Exit and extension fees received on loans receivable	(722)	(120)
Total loans receivable	7,905,603	7,780,695
CECL reserve	(119,800)	(41,020)
Loans receivable, net	$7,785,803	$7,739,675

The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of March 31, 2024 and December 31, 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	March 31, 2024 (Unaudited)		December 31, 2023
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,751,178	60%	$4,774,344	61%
Hospitality	1,013,343	13%	1,029,327	13%
Industrial	899,722	11%	714,821	9%
Office	568,840	7%	562,643	8%
Retail	262,225	3%	268,571	3%
Mixed Use	190,485	3%	206,114	3%
Various	123,116	2%	129,712	2%
Self Storage	96,694	1%	96,687	1%
Total loans receivable	7,905,603	100%	7,782,219	100%
CECL reserve	(119,800)		(79,851)
Loans receivable, net	$7,785,803		$7,702,368

	March 31, 2024 (Unaudited)		December 31, 2023
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,852,135	49%	$3,879,708	50%
West	1,482,844	19%	1,459,857	19%
Northeast	1,410,803	18%	1,442,656	18%
Various	837,155	10%	678,430	9%
Midwest	322,666	4%	321,568	4%
Total loans receivable	7,905,603	100%	7,782,219	100%
CECL reserve	(119,800)		(79,851)
Loans receivable, net	$7,785,803		$7,702,368
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	March 31, 2024 (Unaudited)			December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	129	7,106,268	90%	132	7,353,659	95%
4	14	640,489	8%	9	374,697	5%
5	3	158,846	2%	2	53,863	—
Total loans receivable	146	7,905,603	100%	143	7,782,219	100%
CECL reserve		(119,800)			(79,851)
Loans receivable, net, at end of period		$7,785,803			$7,702,368
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of March 31, 2024 and December 31, 2023, respectively, by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination March 31, 2024 (Unaudited)

	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	235,021	720,707	3,496,516	2,483,305	72,204	98,515	7,106,268
4	—	—	422,696	217,793	—	—	640,489
5	—	—	105,000	36,192	17,654	—	158,846
Total loans receivable	$235,021	$720,707	$4,024,212	$2,737,290	$89,858	$98,515	$7,905,603
CECL reserve							(119,800)
Loans receivable, net							$7,785,803

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2023

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	757,348	3,714,430	2,691,177	84,292	64,966	41,446	7,353,659
4	—	309,611	49,673	—	15,413	—	374,697
5	—	—	36,192	17,671	—	—	53,863
Total loans receivable	$757,348	$4,024,041	$2,777,042	$101,963	$80,379	$41,446	$7,782,219
CECL reserve							(79,851)
Loans receivable, net							$7,702,368
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects the Company's current estimate of potential credit losses related to the loans included in its consolidated balance sheets. The general CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. The Company has identified senior loans and mezzanine loans as pools within its loans receivable portfolio. Refer to Note 2 for further discussion of the Company's CECL reserve.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
The following table provides details on the changes in CECL reserve for funded loans by investment pool:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (Decrease) in general CECL reserve	37,985	1,964	39,949
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of March 31, 2024	$112,059	$7,741	$119,800

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in CECL reserve	1,223	378	1,601
CECL reserve as of March 31, 2023	$36,679	$4,341	$41,020
During the three months ended March 31, 2024 and 2023, the Company recorded an increase of $39,949 and $41,020, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $119,800 as of March 31, 2024.
The following table summarizes our risk rated 5 loans as of March 31, 2024, which were analyzed for specific CECL reserves:

Location	Origination Date	Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Seattle, WA	12/17/2021	Office	$36,192	$2,967	Cost recovery - May 2023
Fox Hills, CA	12/10/2020	Office	$17,654	$—	Cash basis - December 2023
New Rochelle, NY	5/18/2022	Multifamily	$105,000	$—	Cash basis - March 2024
The risk rated 5 loans were determined to be collateral dependent as of March 31, 2024. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on each loan's collateral fair value, which was determined by applying a capitalization rate between 5.50% and 7.25% and a discount rate between 7.50% and 9.25%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
March 31, 2024	$7,614,080	$194,000	$50,007	$40,867	$7,898,954
December 31, 2023	$7,659,065	$50,109	$15,343	$51,492	$7,776,009
As of March 31, 2024, the Company had one loan with interest income payments 90 days or more past due that was not placed on non-accrual status with a total amortized cost of $4,675.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2024, the Company had unfunded commitments of $333,143. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	$2,351	$38	$2,389

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022
CECL reserve recorded on January 1, 2023	$1,129	$34	$1,163
Increase (Decrease) in CECL reserve	(33)	1	(32)
CECL reserve as of March 31, 2023	$1,096	$35	$1,131
During the three months ended March 31, 2024 and 2023, the Company recorded an increase of $821 and a decrease of $32, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $2,389 as of March 31, 2024.
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of March 31, 2024 and December 31, 2023, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
March 31, 2024 (Unaudited)
CMBS, available-for-sale	$171,123	$167,730	$(16,688)	$387	$(6,726)	$144,704	10.09%(1)	14.1
CMBS, fair value option	$91,551	$89,422	$—	$726	$(216)	$89,932	7.72%(1)	2.6
December 31, 2023
CMBS, available-for-sale	$172,392	$169,326	$(17,582)	$239	$(7,224)	$144,759	10.08%(2)	14.4
CMBS, fair value option	$92,749	$90,042	$—	$847	$(414)	$90,476	7.57%(2)	2.9
__________________________
(1)    Calculated using the one-month SOFR rate of 5.32% as of March 31, 2024.
(2)    Calculated using the one-month SOFR rate of 5.34% as of December 31, 2023.
As of March 31, 2024, there were two CMBS, available for sale on non-accrual status with a total amortized cost of $26,633. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

Three Months Ended March 31, 2024
Allowance for credit losses as of December 31, 2023	$(17,582)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	894
Allowance for credit losses as of March 31, 2024	$(16,688)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
March 31, 2024 (Unaudited)
CMBS, available-for-sale	$—	$97,504	$—	$(6,726)
December 31, 2023
CMBS, available-for-sale	$—	$108,128	$—	$(7,224)
As of March 31, 2024 and December 31, 2023, there were nine securities and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of March 31, 2024 and December 31, 2023, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2024 (Unaudited)
CMBS, held-to-maturity	$76,021	$(155)	$75,866	$—	$(2,995)	$72,871
December 31, 2023
CMBS, held-to-maturity	$75,309	$(71)	$75,238	$—	$(2,282)	$72,956
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS:

CECL Reserve as of December 31, 2023	$71
Increase (Decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	$155

CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(283)
CECL reserve as of March 31, 2023	$656

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of March 31, 2024 and December 31, 2023, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
March 31, 2024 (Unaudited)
CMBS, held-to-maturity	$76,021	$—	$45,902	$30,119	$—
December 31, 2023
CMBS, held-to-maturity	$75,309	$—	$45,188	$30,121	$—
Note 5. Real Estate
Investment in real estate, net, consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Building and building improvements	$120,527	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,531	33,530
Total	194,308	194,307
Accumulated depreciation and amortization	(12,801)	(10,966)
Real estate, net	$181,507	$183,341
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2024 (remaining)	$2,845
2025	3,814
2026	3,806
2027	3,803
2028	3,803
Thereafter	8,365
Total	$26,436

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.75%(5)	$160,896	$—	December 18, 2036	$258,942	$257,244
2021-FL2 Notes	+1.66%(5)	600,479	—	May 5, 2038	736,036	722,942
2021-FL3 Notes	+1.63%(5)	895,442	—	November 4, 2036	1,100,887	1,087,598
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,070,194	1,053,724
2022-FL5 Notes	+2.76%(5)	556,012	—	June 17, 2037	681,093	665,578
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	749,806	736,014
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	814,705	808,113
		4,233,633	—		5,411,663	5,331,213
Repurchase Agreements
WF-1 Facility	+2.25%(3)	21,959	578,041	August 30, 2024	27,958	26,889
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,133
RBC Facility	+1.32%	80,914	619,086	N/A	42,293	39,985
BB-1 Facility	+1.96%(5)	37,537	112,463	February 21, 2025	101,581	101,691
MS-1 Facility	+2.65%(6)	30,131	—	October 13, 2025	73,238	72,839
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	February 28, 2025	257,458	255,840
Lucid Facility	+1.14%	15,776	—	N/A	23,850	23,794
		315,098	1,990,809		610,825	605,171
Revolving Credit Facility
MM-1 Facility	+2.14%(6)(7)	923,350	76,650	September 20, 2029	1,218,376	1,209,163
Barclays Facility	+2.35%(8)	25,000	285,000	August 1, 2025	—	—
		948,350	361,650		1,218,376	1,209,163

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	154,632	180,556
Total		$5,621,781	$2,354,459		$7,395,496	$7,326,103
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

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	As of December 31, 2023
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.66%(5)	$193,723	$—	December 18, 2036	$291,770	$289,465
2021-FL2 Notes	+1.65%(5)	633,021	—	May 5, 2038	746,616	735,232
2021-FL3 Notes	+1.62%(5)	928,483	—	November 4, 2036	1,133,887	1,127,552
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,072,212	1,059,356
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	663,202	653,507
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	733,143	727,826
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	789,955	784,845
		4,336,255	—		5,430,785	5,377,783
Repurchase Agreements
WF-1 Facility	+2.00%(3)	35,794	564,206	August 30, 2024	45,207	44,407
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,068
RBC Facility	+1.32%%	29,940	—	N/A	42,293	39,796
BB-1 Facility	+1.96%(5)	11,474	688,526	February 21, 2025	14,802	14,713
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,991	89,438
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	March 1, 2024	276,478	276,233
Lucid Facility	+1.15%	15,693	—	N/A	23,849	23,718
		259,219	2,046,414		577,067	572,373
Revolving Credit Facilities
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,945	1,139,895
Barclays Facility	+2.35%(8)	70,000	240,000	August 1, 2025	—	—
		920,000	390,000		1,148,945	1,139,895

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	155,498	182,557
Total		$5,640,174	$2,438,414		$7,312,295	$7,272,608
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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024 were $5,572,133 and 7.60%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $5,645,887 and 7.24%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2024 and December 31, 2023.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of March 31, 2024 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2024	$36,022	$21,959	$—	$—	$57,981
2025	137,226	247,232	25,000	124,700	534,158
2026	1,772,980	—	—	—	1,772,980
2027	2,287,405	—	—	—	2,287,405
2028	—	—	—	—	—
Thereafter	—	45,907	923,350	—	969,257
Total	$4,233,633	$315,098	$948,350	$124,700	$5,621,781
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

	As of March 31, 2024 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2019-FL1	12	$259,463
2021-FL2	24	736,122
2021-FL3	31	1,100,988
2022-FL4	26	1,070,619
2022-FL5	25	681,153
2022-FL6	24	749,893
2022-FL7	19	814,814
Total	161	$5,413,052
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

	March 31,
	2024	2023
Face value	$4,233,633	$4,383,457
Unamortized deferred financing costs	(22,880)	(32,648)
Unamortized discount	(8,209)	(11,360)
Net book value	$4,202,544	$4,339,449
Repurchase Agreements

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

	March 31,
	2024	2023
Face value	$315,098	$428,135
Unamortized deferred financing costs	(3,334)	(3,732)
Net book value	$311,764	$424,403
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

	March 31,
	2024	2023
Face value	$948,350	$850,000
Unamortized deferred financing costs	(9,056)	(11,738)
Net book value	$939,294	$838,262
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

	March 31,
	2024	2023
Face value	$124,700	$124,700
Unamortized deferred financing costs	(865)	(2,132)
Net book value	$123,835	$122,568

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
Administrative Services Fee
On December 1, 2022, the Company and FS Real Estate Advisor entered into the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”), which amended and restated the Third Amended and Restated Advisory Agreement, dated December 15, 2021, to replace the reimbursement of administrative service expenses with an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. The administrative services fee is payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
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
Origination Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by Rialto or FS Real Estate Advisor. Such origination fees will be retained only to the extent they are paid by the borrower, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the three months ended March 31, 2024 and 2023, $2,370 and $3,782, respectively, in origination fees were paid directly by the borrowers to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $25,616 for the period from November 7, 2016 (Inception) to March 31, 2024. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the three months ended March 31, 2024, the Company paid $927 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2024, $4,081 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Valuation Services Fee
Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, FS Real Estate Advisor has engaged Rialto to provide periodic valuations of certain investments held by the Company and is entitled to a fee of $1 for each valuation of an individual investment. Rialto shall not be entitled to a fee when an individual investment is valued by an independent valuation firm. Any fees paid to our adviser, the sub-adviser, or their affiliates for any such services does not reduce the advisory fees or the administrative services fees. Any such arrangements are at market terms and rates
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three months ended March 31, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2024	2023
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,393	$7,876
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$6,165	$5,611
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	$7,562	$6,392
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	$109	$112
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination Fees	$2,370	$3,782
_______________________
(1)    During the three months ended March 31, 2024 and 2023, FS Real Estate Advisor received $9,371 and $7,527, respectively, in cash as payment for base management fees. As of March 31, 2024, $9,388 in base management fees were payable to FS Real Estate Advisor.
(2)    During the three months ended March 31, 2024 and 2023, $5,614 and $4,772, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2024, $6,165 performance fees were payable to FS Real Estate Advisor.
(3)    On December 1, 2022, the Company's method for reimbursing administrative services expense was replaced with an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions.
(4)     During the three months ended March 31, 2024 and 2023, $0 and $107, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2024 and December 31, 2023, the Company accrued $109,570 and $113,501, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the three months ended March 31, 2024 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
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
As of March 31, 2024, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,268 and $410, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the three months ended March 31, 2024 and 2023:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	28,871	2,387,718	27,001	246,717	2,385,956	5,076,263
Reinvestment of distributions	6,911	—	6,964	545,547	3,320	28,998	493,199	1,084,939
Repurchases of common stock	(1,249)	—	(5,825)	(3,336,531)	(10,847)	(52,698)	(1,352,234)	(4,759,384)
Transfers in or out	1	—	(273,559)	(41,821)	(129,836)	(6,631)	377,671	(74,175)
Balance as of March 31, 2024	739,847	906,648	1,068,818	64,139,732	535,739	5,156,054	49,408,227	121,955,065

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	716	59,831	672	6,246	54,841	122,306
Reinvestment of distributions	174	—	173	13,670	83	723	11,929	26,752
Repurchases of common stock	(32)	—	(144)	(83,618)	(270)	(1,313)	(32,710)	(118,087)
Transfers in or out	—	—	(4,954)	(1,048)	(2,972)	(165)	9,139	—
Accrued stockholder servicing fees(1)	—	—	(33)	720	(9)	(356)	—	322
Balance as of March 31, 2024	$18,055	$22,371	$26,996	$1,487,842	$13,493	$120,547	$1,190,590	$2,879,894

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	46,865	4,420,754	51,094	266,551	5,398,504	10,183,768
Reinvestment of distributions	7,808	—	12,050	452,338	4,188	28,340	328,263	832,987
Repurchases of common stock	(60,795)	—	(25,948)	(1,795,102)	(5,673)	(33,505)	(1,261,303)	(3,182,326)
Transfers in or out	(9,261)	—	(42,933)	(61,890)	(44,111)	(147,513)	314,051	8,343
Balance as of March 31, 2023	795,462	906,648	1,590,912	57,924,436	748,497	4,758,945	38,790,679	105,515,579

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,165	110,928	1,272	6,654	128,437	248,456
Reinvestment of distributions	195	—	299	11,348	104	707	7,975	20,628
Repurchases of common stock	(1,522)	—	(645)	(45,044)	(141)	(836)	(30,647)	(78,835)
Transfers in or out	(232)	—	(1,068)	(1,551)	(1,098)	(3,682)	7,631	—
Accrued stockholder servicing fees(1)	—	—	(47)	(5,873)	(15)	(172)	—	(6,107)
Balance as of March 31, 2023	$19,449	$22,371	$38,177	$1,344,153	$18,539	$111,193	$945,638	$2,499,520
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the three months ended March 31, 2024 and 2023, the Company repurchased 4,759,384 and 3,182,326, respectively, shares of common stock under its share repurchase plan representing a total of $118,087 and $78,835, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2024 or 2023, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2024:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 28, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
March 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
Total	$0.5397	$0.5397	$0.4086	$0.4086	$0.4431	$0.4431	$0.4617
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Distributions:
Paid or payable in cash	$27,088	$21,895
Reinvested in shares	26,752	20,628
Total distributions	$53,840	$42,523
Source of distributions:
Cash flows from operating activities	$53,840	$42,523
Offering proceeds	—	—
Total sources of distributions	$53,840	$42,523
Net cash provided by (used in) operating activities(1)	$63,689	$53,804
______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2024 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2024 (Unaudited)				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$234,636	$—	$234,636	$—	$235,235	$—	$235,235	$—
Mortgage loans held in securitization trusts, at fair value	956,033	—	—	956,033	950,972	—	—	950,972
Interest rate cap	1,288	—	1,288	—	2,072	—	2,072	—
Total	$1,191,957	$—	$235,924	$956,033	$1,188,279	$—	$237,307	$950,972

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$883,044	—	$883,044	—	$878,545	—	$878,545	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2024:

	Mortgage loans held in securitization trusts, at fair value
	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$950,972	$324,263
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	5,061	6
Purchases	—	—
Sales and repayments	—	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	—	664
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$956,033	$324,933
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$5,061	$6
Included in other comprehensive income	—	—
______________________

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

(1)    For the three months ended March 31, 2024 unrealized gain of $5,061 related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $4,499 related to mortgage obligations issued by securitization trusts, at fair value.
As of March 31, 2024, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2024, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 9.85% to 15.12% (weighted average blended yield of 12.03%) and a life of 0.5 to 4.75 years (weighted average life of 2.96 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2024 (Unaudited)			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$115,481	$115,481	$115,481	$256,001	$256,001	$256,001
Loans receivable - held-for-investment(1)	$7,785,803	$7,901,202	$7,790,410	$7,702,368	$7,778,599	$7,695,871
Mortgage-backed securities held-to-maturity	$75,866	$80,300	$72,871	$75,238	$80,300	$72,956
Financial Liabilities
Repurchase agreements(2)	$311,764	$315,098	$315,098	$256,730	$259,219	$259,219
Credit facilities(2)	$939,294	$948,350	$948,350	$910,197	$920,000	$920,000
Collateralized loan obligations(2)(3)	$4,202,544	$4,225,423	$4,225,423	$4,301,970	$4,327,263	$4,327,263
Mortgage note payable(2)	$123,835	$124,700	$124,700	$123,657	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of March 31, 2024, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $72,399 and $75,369, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $956,033 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $72,399 at March 31, 2024) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Restricted cash	$107	$92,457
Loans receivable, held-for-investment	5,411,662	5,430,785
Interest receivable	30,102	26,891
Other assets	20,693	8,180
Mortgage loans held in securitization trusts, at fair value	956,033	950,972
Total assets	$6,418,597	$6,509,285

Liabilities
Collateralized loan obligations, net	$4,202,544	$4,301,970
Interest payable	12,618	12,963
Other liabilities	533	533
Mortgage obligations issued by securitization trusts, at fair value	883,044	878,545
Total liabilities	$5,098,739	$5,194,011
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $333,329 as of March 31, 2024.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of March 31, 2024.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$1,288
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended March 31,
			2024	2023
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(784)	$(988)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to March 31, 2024 through the issuance of the consolidated financial statements.
MM-1 Facility
On April 23, 2024, FS CREIT Finance MM-1 Facility, as borrower, entered into a Second Amendment to the Amended and Restated Loan and Servicing Agreement, originally dated as of April 27, 2022, with Wells Fargo Bank, National Association, as administrative agent, Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company, as lenders, and the other parties thereto. The amendment, among other things, (a) increases the applicable spread over the one-month Term SOFR benchmark rate from (i) 2.025% plus a credit spread adjustment of 0.11% to (ii) 2.30%, (b) extends the end of the availability period from September 20, 2024, to September 20, 2026, and (c) extends the scheduled maturity date from September 20, 2029, to September 20, 2031.
Barclays Facility
On April 24, 2024, the Company, as borrower, entered into an Amended and Restated Credit Agreement with Barclays Bank PLC, as administrative agent and as a lender, certain other lenders, and the other parties thereto. The Amended and Restated Credit Agreement, among other things, (a) increases the lenders’ aggregate commitments from $310,000 to $425,000, and (b) extends the revolving credit termination date in respect of $400,000 of the lenders’ commitments from August 1, 2025, to April 24, 2027, while the revolving credit termination date of the remaining $25,000 commitment remains August 1, 2025.

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
Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, residential mortgage-backed securities, or RMBS, and portfolios of single-family home mortgages.
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

Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loan fundings(1)	$268,648	$483,905
Loan repayments(2)	(146,229)	(54,922)
Total net fundings	$122,419	$428,983
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2023.
The following table details overall statistics for our loans receivable portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Number of loans	146	143
Principal balance	$7,901,202	$7,778,599
Net book value	$7,785,803	$7,702,368
Unfunded loan commitments(1)	$333,143	$390,312
Weighted-average cash coupon(2)	+3.82%	+3.86%
Weighted-average all-in yield(2)(3)	+3.89%	+3.92%
Weighted-average maximum maturity (years)(4)	2.9	3.1
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of March 31, 2024 and December 31, 2023, the one-month SOFR rate was 5.32% and 5.34%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of March 31, 2024:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$355,543	$355,520	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,285	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	7/14/2023	156,500	156,500	156,526	+4.00%	+4.05%	7/9/2028	Various	Multifamily	69%
4	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
5	Senior Loan	6/8/2022	144,160	144,160	144,809	+3.89%	+4.14%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.11%	+3.11%	6/9/2026	Philadelphia, PA	Multifamily	69%
7	Senior Loan	7/18/2023	128,000	128,000	127,970	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
8	Senior Loan	3/31/2022	120,470	99,560	99,549	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
9	Senior Loan	12/4/2023	110,000	110,000	109,977	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
10	Senior Loan	5/26/2022	108,500	101,778	101,928	+3.40%	+3.59%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	6/30/2022	106,000	100,000	99,991	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
12	Senior Loan	1/20/2023	105,056	87,056	87,056	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
13	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
14	Senior Loan	6/14/2022	104,630	91,030	91,018	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
15	Senior Loan	1/13/2022	103,600	94,953	94,937	+3.55%	+3.55%	1/9/2027	Austin, TX	Multifamily	80%
16	Senior Loan	9/22/2022	103,552	103,552	103,811	+3.66%	+3.79%	9/1/2024	Various	Industrial	74%
17	Senior Loan	6/28/2022	100,000	100,000	99,987	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
18	Senior Loan	1/13/2023	100,000	100,000	100,151	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
19	Senior Loan	7/15/2022	97,000	97,000	96,983	+3.70%	+3.71%	8/9/2027	Middletown, DE	Industrial	68%
20	Senior Loan	12/30/2021	95,000	95,000	94,992	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
21	Senior Loan	12/21/2021	93,900	88,108	88,102	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
22	Senior Loan	10/3/2022	91,100	81,300	81,287	+4.50%	+4.51%	10/9/2027	Miami, FL	Office	56%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
23	Senior Loan	4/29/2022	$90,000	$90,000	$90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
24	Senior Loan	8/4/2022	90,000	90,000	89,992	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
25	Senior Loan	5/13/2022	89,500	89,500	89,709	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
26	Senior Loan	2/4/2022	89,000	89,000	89,963	+3.85%	+4.35%	2/1/2025	Temecula, CA	Multifamily	75%
27	Senior Loan	9/8/2022	87,000	77,724	77,844	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
28	Senior Loan	3/28/2024	86,500	86,500	86,475	+3.05%	+3.19%	4/9/2029	Various	Industrial	61%
29	Senior Loan	7/20/2022	85,690	81,375	81,480	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
30	Senior Loan	5/12/2021	85,000	85,000	85,114	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
31	Senior Loan	3/9/2022	84,000	81,892	81,892	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
32	Senior Loan	5/13/2022	83,885	83,885	84,065	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
33	Senior Loan	7/31/2023	82,000	82,000	82,124	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
34	Senior Loan	12/22/2021	81,500	62,515	62,811	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
35	Senior Loan	12/15/2021	76,820	73,620	73,608	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
36	Senior Loan	12/23/2021	76,700	76,700	76,686	+4.45%	+4.45%	1/9/2027	Westminster, CO	Retail	65%
37	Senior Loan	2/28/2022	75,000	74,299	74,299	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
38	Senior Loan	11/3/2022	73,000	51,507	51,576	+4.75%	+4.84%	11/9/2027	Adairsville, GA	Hospitality	45%
39	Senior Loan	9/10/2021	71,201	68,941	68,930	+3.01%	+3.01%	10/9/2026	Richardson, TX	Multifamily	68%
40	Senior Loan	4/26/2022	69,350	65,619	65,605	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
41	Senior Loan	4/26/2021	68,100	66,000	65,998	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
42	Senior Loan	4/27/2022	67,940	65,443	65,497	+4.00%	+4.06%	5/9/2027	Indianapolis, IN	Multifamily	79%
43	Senior Loan	12/21/2021	65,450	65,450	65,443	+4.35%	+4.35%	1/9/2027	Dallas, TX	Hospitality	58%
44	Senior Loan	4/15/2021	64,460	64,171	64,169	+2.91%	+2.92%	5/9/2026	Lawrenceville, GA	Multifamily	75%
45	Senior Loan	5/20/2022	63,000	62,373	62,367	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
46	Senior Loan	4/13/2022	62,650	57,131	57,117	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
47	Senior Loan	7/29/2021	62,500	62,500	62,499	+3.21%	+3.22%	8/9/2026	Maitland, FL	Multifamily	72%
48	Senior Loan	7/22/2021	62,100	60,858	60,853	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
49	Senior Loan	10/13/2022	60,000	54,000	54,074	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
50	Senior Loan	8/2/2021	58,947	58,947	58,937	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
51	Senior Loan	2/15/2022	58,750	57,043	57,033	+3.50%	+3.51%	3/9/2027	Antioch, TN	Multifamily	79%
52	Senior Loan	5/12/2022	58,165	57,148	57,141	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
53	Senior Loan	7/7/2022	57,250	55,542	55,616	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
54	Senior Loan	6/23/2022	57,000	50,571	50,641	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
55	Senior Loan	11/5/2021	55,960	53,475	53,472	+3.21%	+3.22%	11/9/2026	Houston, TX	Industrial	74%
56	Senior Loan	8/17/2022	55,600	54,097	54,157	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
57	Senior Loan	2/17/2022	55,400	51,649	51,736	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
58	Senior Loan	12/21/2022	55,000	53,874	53,917	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
59	Senior Loan	3/7/2022	53,885	51,644	51,731	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
60	Senior Loan	8/9/2021	53,160	51,836	51,832	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	79%
61	Senior Loan	6/16/2022	52,280	49,201	49,195	+3.80%	+3.80%	7/9/2027	Jacksonville, FL	Multifamily	71%
62	Senior Loan	3/12/2021	52,250	34,251	34,249	+5.86%	+5.87%	3/9/2026	San Francisco, CA	Office	65%
63	Senior Loan	7/7/2021	52,200	47,173	47,169	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	74%
64	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
65	Senior Loan	2/18/2022	49,240	34,073	34,063	+3.90%	+3.91%	3/9/2027	Atlanta, GA	Office	60%
66	Senior Loan	4/26/2022	49,125	46,633	46,860	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
67	Senior Loan	12/15/2021	49,000	49,000	49,067	+3.45%	+3.51%	12/9/2026	Ladson, SC	Multifamily	77%
68	Senior Loan	6/23/2021	48,945	48,481	48,477	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
69	Senior Loan	11/1/2021	48,906	47,675	47,669	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
70	Senior Loan	3/29/2023	48,010	48,010	47,230	+2.25%	+3.33%	10/9/2027	Various	Multifamily	57%
71	Senior Loan	7/29/2021	47,500	47,500	47,499	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
72	Senior Loan	8/3/2021	46,500	46,500	46,531	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
73	Senior Loan	4/6/2022	46,500	44,721	44,710	+3.50%	+3.51%	4/9/2027	Atlanta, GA	Multifamily	79%
74	Senior Loan	12/17/2021	46,100	36,500	36,192	+4.30%	+4.66%	1/9/2027	Seattle, WA	Office	53%
75	Senior Loan	11/10/2021	45,919	45,314	45,391	+3.86%	+4.20%	11/9/2026	Fayetteville, AR	Multifamily	70%
76	Senior Loan	11/23/2021	45,445	42,059	42,055	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
77	Senior Loan	8/25/2022	45,000	45,000	45,348	+3.50%	+3.99%	9/9/2027	McKinney, TX	Multifamily	53%
78	Senior Loan	1/28/2022	43,650	36,581	36,683	+5.00%	+5.09%	2/9/2027	Milwaukee, WI	Office	59%
79	Senior Loan	7/28/2021	43,350	42,690	42,686	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
80	Senior Loan	8/19/2021	$43,000	$43,000	$43,021	+3.21%	+3.27%	9/9/2026	Omaha, NE	Multifamily	75%
81	Senior Loan	8/9/2021	42,660	41,772	41,769	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
82	Senior Loan	11/1/2021	42,300	41,392	41,385	+3.61%	+3.62%	11/9/2026	Doraville, GA	Multifamily	82%
83	Senior Loan	3/14/2022	42,000	40,478	40,612	+3.50%	+3.67%	4/9/2027	Dallas, TX	Multifamily	76%
84	Senior Loan	8/25/2021	41,395	41,099	41,094	+3.26%	+3.27%	9/9/2026	Cypress, TX	Multifamily	69%
85	Senior Loan	7/21/2021	41,300	40,617	40,615	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
86	Senior Loan	10/28/2021	40,200	39,578	39,571	+3.11%	+3.12%	11/9/2026	Dallas, TX	Multifamily	74%
87	Senior Loan	9/30/2022	40,000	37,488	37,628	+5.00%	+5.26%	10/9/2027	New Orleans, LA	Hospitality	64%
88	Senior Loan	4/27/2021	39,050	35,635	35,634	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
89	Senior Loan	6/24/2021	38,600	38,225	38,222	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
90	Senior Loan	8/3/2021	38,500	38,500	38,525	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
91	Senior Loan	11/30/2021	38,310	37,193	37,295	+4.45%	+4.62%	12/9/2026	Memphis, TN	Office	70%
92	Senior Loan	1/7/2022	38,000	38,000	38,215	+3.55%	+3.79%	3/9/2027	Miami, FL	Hospitality	49%
93	Senior Loan	8/31/2021	37,391	37,391	37,438	+3.21%	+3.30%	9/9/2026	Colorado Springs, CO	Multifamily	68%
94	Senior Loan	11/4/2021	37,300	37,300	37,182	+3.45%	+3.78%	11/1/2024	Boca Raton, FL	Multifamily	81%
95	Senior Loan	4/29/2022	37,135	35,556	35,609	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
96	Senior Loan	4/9/2019	37,000	37,000	36,997	+4.25%	+4.25%	4/9/2025	New York City, NY	Mixed Use	75%
97	Senior Loan	2/16/2024	36,800	36,800	36,789	+3.00%	+3.01%	3/9/2026	Various	Industrial	63%
98	Senior Loan	11/5/2021	36,325	36,192	36,181	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
99	Senior Loan	2/20/2024	36,200	34,300	34,280	+3.15%	+3.17%	3/9/2029	Gilbert, AZ	Industrial	62%
100	Senior Loan	12/21/2021	36,000	36,000	35,992	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	68%
101	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Industrial	72%
102	Senior Loan	3/29/2021	35,880	34,397	34,396	+3.71%	+3.72%	4/9/2026	Arlington, TX	Multifamily	80%
103	Senior Loan	5/28/2021	35,785	31,085	31,082	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
104	Senior Loan	12/3/2021	34,327	34,327	34,323	+3.45%	+3.45%	12/9/2026	Various	Self Storage	63%
105	Mezz Loan	10/1/2021	33,316	33,316	33,124	10.00%	10.57%	4/1/2026	Various	Various	93%
106	Senior Loan	12/16/2021	33,000	31,504	31,496	+3.55%	+3.56%	1/9/2027	Fort Worth, TX	Multifamily	72%
107	Senior Loan	3/11/2021	32,000	30,000	29,932	+4.61%	+4.68%	3/9/2026	Colleyville, TX	Retail	58%
108	Senior Loan	4/27/2022	31,800	30,141	30,134	+4.30%	+4.31%	5/9/2027	Morrow, GA	Industrial	62%
109	Senior Loan	1/28/2022	31,229	31,229	31,341	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	82%
110	Mezz Loan	10/20/2022	31,111	29,508	29,508	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
111	Senior Loan	11/23/2021	30,920	27,974	27,970	+3.05%	+3.06%	12/9/2026	Dallas, TX	Multifamily	69%
112	Senior Loan	2/16/2024	30,700	30,700	30,691	+3.00%	+3.01%	3/9/2026	Various	Industrial	57%
113	Senior Loan	5/4/2021	30,000	25,208	25,207	+5.66%	+5.91%	5/9/2026	Richardson, TX	Office	65%
114	Senior Loan	12/18/2020	28,440	25,100	25,099	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	69%
115	Senior Loan	12/15/2021	28,400	27,535	27,531	+3.30%	+3.31%	12/9/2026	Arlington, TX	Multifamily	79%
116	Senior Loan	6/28/2019	28,000	28,000	27,999	+5.46%	+5.56%	7/9/2025	Davis, CA	Hospitality	72%
117	Senior Loan	11/18/2021	27,387	27,387	27,383	+3.71%	+3.72%	12/9/2026	Brooklyn, NY	Self Storage	70%
118	Senior Loan	6/25/2021	25,000	24,441	24,439	+3.16%	+3.17%	7/9/2026	Austin, TX	Multifamily	68%
119	Senior Loan	1/28/2022	24,489	24,489	24,577	+3.81%	+4.01%	9/9/2026	Mesquite, TX	Multifamily	78%
120	Senior Loan	7/18/2018	22,500	22,500	22,522	+5.36%	+5.53%	8/9/2025	Gaithersburg, MD	Hospitality	80%
121	Senior Loan	12/10/2020	22,300	17,672	17,654	+5.36%	+5.39%	1/9/2026	Fox Hills, CA	Office	55%
122	Senior Loan	1/28/2022	22,149	22,149	22,228	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	85%
123	Senior Loan	8/26/2021	21,805	21,605	21,600	+3.21%	+3.22%	9/9/2026	Seattle, WA	Multifamily	69%
124	Senior Loan	7/13/2021	21,350	21,350	21,346	+3.51%	+3.52%	8/9/2026	Grand Prairie, TX	Multifamily	72%
125	Senior Loan	7/20/2021	21,136	18,828	18,872	+3.36%	+3.45%	8/9/2026	Las Vegas, NV	Multifamily	72%
126	Senior Loan	8/6/2021	20,000	20,000	20,048	+3.21%	+3.30%	8/9/2026	Sandy Springs, GA	Multifamily	74%
127	Senior Loan	5/10/2021	19,200	17,892	17,890	+3.61%	+3.62%	5/9/2026	University City, PA	Multifamily	70%
128	Senior Loan	2/16/2024	19,000	19,000	18,994	+3.00%	+3.01%	3/9/2026	Various	Industrial	58%
129	Senior Loan	12/3/2021	18,828	18,828	18,825	+3.45%	+3.46%	12/9/2026	Various	Self Storage	63%
130	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
131	Senior Loan	2/26/2021	17,706	17,706	17,704	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
132	Senior Loan	2/19/2020	17,600	14,000	14,003	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	71%
133	Senior Loan	6/16/2021	17,500	16,956	16,954	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	69%
134	Senior Loan	1/28/2021	16,100	16,100	16,163	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self Storage	79%
135	Mezz Loan	6/8/2022	15,840	15,840	15,912	+7.50%	+7.75%	6/9/2027	New York, NY	Multifamily	81%
136	Senior Loan	6/16/2021	15,406	15,347	15,345	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	71%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
137	Mezz Loan	2/14/2020	$15,000	$15,000	$15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
138	Senior Loan	2/16/2024	14,700	14,700	14,696	+3.00%	+3.01%	3/9/2026	Various	Industrial	57%
139	Senior Loan	3/25/2021	13,405	12,989	13,021	+3.36%	+3.45%	4/9/2026	Lithonia, GA	Multifamily	67%
140	Senior Loan	2/16/2024	13,100	13,100	13,096	+3.00%	+3.01%	3/9/2026	Various	Industrial	60%
141	Senior Loan	3/19/2021	12,718	12,718	12,780	+4.06%	+4.23%	4/9/2026	Brooklyn, NY	Multifamily	85%
142	Mezz Loan	1/20/2023	11,673	9,673	9,673	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
143	Senior Loan	3/7/2018	11,000	11,000	10,997	+5.75%	+5.87%	6/9/2024	Las Vegas, NV	Hospitality	71%
144	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
145	Senior Loan	9/23/2021	5,633	4,676	4,757	+4.36%	+4.56%	9/9/2026	Various	Multifamily	77%
146	Mezz Loan	4/6/2022	5,401	5,401	5,297	+11.00%	+11.65%	4/9/2027	Atlanta, GA	Multifamily	88%
Total/Weighted Average			$8,234,345	$7,901,202	$7,905,603	+3.82%	+3.89%				68%
CECL Reserve					(119,800)
Loans receivable, net					$7,785,803
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net interest income
Interest income	$191,726	$173,803
Less: Interest expense	(110,182)	(99,814)
Interest income on mortgage loans held in securitization trusts	16,424	3,687
Less: Interest expense on mortgage obligations issued by securitization trusts	(14,530)	(3,023)
Net interest income	83,438	74,653
Other expenses
Management fee	9,393	7,876
Performance fee	6,165	5,611
General and administrative expenses	11,264	9,777
Real estate operating expenses	1,379	—
Depreciation and amortization	1,835	—
Interest expense on real estate	2,357	—
Less: Expense limitation	—	(87)
Add: Expense recoupment to sponsor	—	—
Net other expenses	32,393	23,177
Other income (loss)
Credit loss expense, net	(39,960)	(1,286)
Real estate operating income	4,883	—
Net change in unrealized gain on interest rate cap	(784)	(988)
Net realized gain (loss) on mortgage-backed securities, fair value option	333	—
Net realized gain (loss) on extinguishment of debt	174	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	77	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	532	6
Other income (loss), net	—	(81)
Total other income (loss)	(34,745)	(2,349)
Net income before income taxes	16,300	49,127
Income tax expense	(480)	(550)
Net income	15,820	48,577
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$15,816	$48,573
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.
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
During the three months ended March 31, 2024, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the three months ended March 31, 2024, our expected credit loss reserve increased by $39,960. Credit loss expenses relate to changes in the Company’s general and specific current expected credit loss ("CECL") reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale. The increase in credit loss expense can primarily be attributed to a more adverse macroeconomic outlook.
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
Our FFO and MFFO are calculated for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
	2024	2023
Net income (GAAP)	$15,820	$48,577
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,835	1,831
Funds from operations	$17,655	$50,408
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(713)	(4,754)
Straight-line rental income	(1,356)	(1,231)
Net change in unrealized (gain) loss on interest rate cap	784	988
Credit loss expense, net	39,960	1,286
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(77)	—
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(532)	—
Modified funds from operations	$55,721	$46,697
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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2024:

Components of NAV	March 31, 2024
Cash and cash equivalents	$98,502
Restricted cash	16,979
Loans receivable, net of specific CECL reserve of $2,967	7,902,636
Mortgage-backed securities held-to-maturity	76,021
Mortgage-backed securities, at fair value	234,636
Interest receivable	46,307
Investment in real estate	180,556
Receivable for investment sold and repaid	57,596
Other assets	6,070
Mortgage loans held in securitization trusts, at fair value	956,033
Repurchase agreements payable, net	(311,764)
Credit facility payable, net	(939,294)
Collateralized loan obligations, net	(4,202,544)
Mortgage note payable, net	(123,835)
Accrued servicing fees(1)	(1,520)
Other liabilities	(102,681)
Mortgage obligations issued by securitization trusts, at fair value	(883,044)
Net asset value	$3,010,654
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2024:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,682	$21,885	$26,527	$1,607,243	$13,323	$128,503	$1,194,491	$3,010,654
Number of outstanding shares	739,847	906,648	1,068,818	64,139,732	535,739	5,156,054	49,408,227	121,955,065
NAV per share as of March 31, 2024	$25.2518	$24.1385	$24.8193	$25.0585	$24.8683	$24.9228	$24.1759
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the March 31, 2024 investment in real estate valuation were 10.00% and 6.38%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	3.3%
	0.25% increase	(3.2)%
Exit Capitalization Rate	0.25% decrease	9.5%
	0.25% increase	(8.8)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of March 31, 2024:

Reconciliation of Stockholders' Equity to NAV	March 31, 2024
Total stockholders' equity under GAAP	$2,792,512
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,792,387
Adjustments:
Accrued stockholder servicing fees(1)	108,050
General CECL reserve(2)	119,377
Unrealized real estate appreciation(3)	(13,752)
Accumulated depreciation and amortization(4)	12,801
Other adjustments(5)	(8,209)
Net asset value	$3,010,654
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
Liquidity and Capital Resources
As of March 31, 2024, we had $98,502 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2024, we had $2,354,459 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2024, we had unfunded loan commitments of $333,143. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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
As of March 31, 2024, our ratio of leverage to total net assets was 201%. Our board of directors will continue to review our ratio of leverage to total net assets on a quarterly basis, as required by our charter.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $25,616 for the period from November 7, 2016 (Inception) to March 31, 2024. Through March 31, 2024, we reimbursed $21,292 to FS Real Estate Advisor for offering expenses previously funded. As of March 31, 2024, $4,081 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31, 2024
	2024	2023
Cash flows from operating activities	$63,689	$53,804
Cash flows used in investing activities	(168,246)	(453,343)
Cash flows from financing activities	(35,963)	320,478
Net increase (decrease) in cash and cash equivalents and restricted cash	$(140,520)	$(79,061)
Cash flows from operating activities increased $9,885 during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due an increase in net interest income.
Cash flows used in investing activities decreased $285,097 during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to the net decrease of $215,257 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $66,392.
Cash flows from financing activities decreased $356,441 during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to a net decrease in borrowings of $434,331 and the decrease in issuance of common stock of $126,150.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
March 31, 2024	$1,150,574	$1,263,448	$1,263,448
December 31, 2023	$1,098,005	$1,179,219	$1,179,219
September 30, 2023	$1,142,991	$1,092,175	$1,221,440
June 30, 2023	$1,158,316	$1,101,753	$1,158,043
March 31, 2023	$1,222,233	$1,278,135	$1,308,357
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a full discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting policies and significant accounting estimates.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 99% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2019-FL1, 2021-FL2, 2021-FL3, 2022-FL4, 2022-FL5, 2022-FL6, 2022-FL7, the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the BMO-1 Facility, the Lucid Facility, the Mortgage loan, and the MM-1 Facility, borrowings are at a floating-rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2024:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(39,568)	$(26,498)	$(13,070)	(3.9)%
Down 25 basis points(1)	$(19,790)	$(13,249)	$(6,541)	(2.0)%
No change	—	—	—	—
Up 25 basis points	$19,825	$13,249	$6,576	2.0%
Up 50 basis points	$39,715	$26,498	$13,216	4.0%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f))that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2023.

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
During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2024	735,718	$24.69	735,718	—
February 1 - February 29, 2024	2,433,849	$24.90	2,433,849	—
March 1 - March 31, 2024	1,589,817	$24.73	1,589,817	—
Total	4,759,384		4,759,384	—
____________________
(1) Repurchases are limited as described above.

Sale of Unregistered Securities
On March 26, 2024, we received $83,333 relating to the sale and issuance of approximately 3,444 Class I shares to an accredited investor at the per share price of $24.1966. The sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

4.1
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Post-Effective Amendment No. 4 to Form S-11, as filed by the Registrant with the SEC on April 12, 2024).

10.1
Amendment No. 2 to Master Repurchase Amendment, dated as of February 16, 2024, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 23, 2024).

10.2
Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of April 23, 2024, by and among FS CREIT Finance MM-1 LLC, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Barings Finance LLC and FS CREIT Finance Holdings LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 29, 2024).

10.3
Amended and Restated Credit Agreement, dated as of April 24, 2024, among FS Credit Real Estate Income Trust, Inc., Barclays Bank PLC, City National Bank, the lenders party thereto, M&T Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 29, 2024).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2024.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER CONDELLES
Christopher Condelles Chief Financial Officer (Principal Accounting and Financial Officer)