Form 10-Q
period 2024-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2024-08-12
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
As of August 7, 2024, there were 748,850 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 950,552 outstanding shares of Class T common stock, 65,378,653 outstanding shares of Class S common stock, 435,871 outstanding shares of Class D common stock, 4,932,989 outstanding shares of Class M common stock and 51,611,722 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$68,619	$147,035
Restricted cash	63,934	108,966
Loans receivable, held-for-investment, net of credit loss allowances of $139,402 and $79,851	8,097,930	7,702,368
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $174 and $71	76,578	75,238
Mortgage-backed securities, at fair value, credit loss allowances of $16,401 and $17,582	328,904	235,235
Investment in real estate, net	179,700	183,341
Receivable for investments sold and repaid	3,281	8,180
Interest receivable	55,207	42,292
Other assets	16,183	13,071
Mortgage loans held in securitization trusts, at fair value	1,778,187	950,972
Total assets(1)	$10,668,523	$9,466,698
Liabilities
Collateralized loan obligations, net	$4,186,641	$4,301,970
Repurchase agreements payable, net	788,636	256,730
Credit facilities payable, net	949,328	910,197
Mortgage note payable, net	124,013	123,657
Due to related party	107,611	113,501
Interest payable	31,323	30,593
Payable for shares repurchased	42,016	27,397
Other liabilities	35,175	32,146
Mortgage obligations issued by securitization trusts, at fair value	1,586,917	878,545
Total liabilities(1)	7,851,660	6,674,736
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 746,412 and 734,184 issued and outstanding, respectively	7	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 981,226 and 1,312,367 issued and outstanding, respectively	10	13
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,756,939 and 64,584,819 issued and outstanding, respectively	648	646
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 445,233 and 646,101 issued and outstanding, respectively	4	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 5,242,961 and 4,939,668 issued and outstanding, respectively	52	49
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 50,605,194 and 47,503,635 issued and outstanding, respectively	506	475
Additional paid-in capital	2,952,916	2,869,801
Accumulated other comprehensive income (loss)	(5,400)	(6,986)
Retained earnings (accumulated deficit)	(131,889)	(72,058)
Total stockholders' equity	2,816,863	2,791,962
Total liabilities and stockholders' equity	$10,668,523	$9,466,698
_______________________________
(1)    The June 30, 2024 and December 31, 2023 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of June 30, 2024 and December 31, 2023, assets of the VIEs totaled $7,231,640 and $6,509,285, respectively, and liabilities of the VIEs totaled $5,785,186 and $5,194,011, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income	$191,653	$184,494	$383,379	$358,297
Less: Interest expense	(112,174)	(105,075)	(222,356)	(204,889)
Interest income on mortgage loans held in securitization trusts	10,224	3,540	26,648	7,227
Less: Interest expense on mortgage obligations issued by securitization trusts	(8,963)	(2,835)	(23,493)	(5,858)
Net interest income	80,740	80,124	164,178	154,777
Other expenses
Management fee	9,519	8,546	18,912	16,422
Performance fee	5,786	5,777	11,951	11,388
General and administrative expenses	11,437	10,661	22,701	20,438
Real estate operating expenses	1,456	—	2,835	—
Depreciation and amortization	1,835	—	3,670	—
Interest expense on real estate	2,355	—	4,712	—
Less: Expense limitation	—	(61)	—	(148)
Net other expenses	32,388	24,923	64,781	48,100
Other income (loss)
Credit loss expense, net	(19,737)	(40,945)	(59,697)	(42,231)
Real estate operating income	5,194	—	10,077	—
Net change in unrealized gain on interest rate cap	(964)	380	(1,748)	(608)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	—	333	—
Net realized gain (loss) on extinguishment of debt	—	—	174	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	364	280	441	280
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	546	(535)	1,078	(529)
Other income (loss), net	—	(1,616)	—	(1,697)
Total other income (loss)	(14,597)	(42,436)	(49,342)	(44,785)
Net income before income taxes	33,755	12,765	50,055	61,892
Income tax expense	(790)	(1,436)	(1,270)	(1,986)
Net income	32,965	11,329	48,785	59,906
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$32,961	$11,325	$48,777	$59,898
Per share information—basic and diluted
Net income per share of common stock - basic and diluted	$0.26	$0.10	$0.39	$0.55
Weighted average common stock outstanding - basic and diluted	124,540,702	111,919,449	123,607,049	108,220,106

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,965	$11,329	$48,785	$59,906
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	940	2,824	1,586	1,535
Total other comprehensive income (loss)	940	2,824	1,586	1,535
Comprehensive income	$33,905	$14,153	$50,371	$61,441

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended June 30, 2024
Balance as of March 31, 2024	$7	$9	$11	$641	$5	$52	$494	$2,907,715	$(6,340)	$(110,082)	$2,792,512
Common stock issued	—	—	—	22	—	2	31	128,561	—	—	128,616
Distributions declared	—	—	—	—	—	—	—	—	—	(54,768)	(54,768)
Proceeds from distribution reinvestment plan	—	—		6		1	5	27,121	—	—	27,133
Repurchases of common stock	—	—	(1)	(21)	(1)	(3)	(24)	(115,508)	—	—	(115,558)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,680)	—	—	(1,680)
Offering costs	—	—	—	—	—	—	—	(966)	—	—	(966)
Restricted stock units issued	—	—	—	—	—	—	—	7,673	—	—	7,673
Net income	—	—	—	—	—	—	—	—	—	32,965	32,965
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	940	—	940
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
Three Months Ended June 30, 2023
Balance as of March 31, 2023	$8	$9	$16	$579	$7	$48	$388	$2,503,225	$(13,195)	$(22,023)	$2,469,062
Common stock issued	—	—	—	51	—	2	57	264,875	—	—	264,985
Distributions declared	—	—	—	—	—	—	—	—	—	(47,537)	(47,537)
Proceeds from distribution reinvestment plan	—	—	—	5	—	1	4	22,836	—	—	22,846
Repurchases of common stock	(1)	—	(1)	(18)	—	(3)	(14)	(90,253)	—	—	(90,290)
Stockholder servicing fees	—	—	—	—	—	—	—	(7,643)	—	—	(7,643)
Offering costs	—	—	—	—	—	—	—	(1,993)	—	—	(1,993)
Restricted stock units issued	—	—	—	—	—	—	—	6,924	—	—	6,924
Net income	—	—	—	—	—	—	—	—	—	11,329	11,329
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	2,824	—	2,824
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Six Months Ended June 30, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	—	—	—	45	—	5	58	250,814	—	—	250,922
Distributions declared	—	—	—	—	—	—	—	—	—	(108,608)	(108,608)
Proceeds from distribution reinvestment plan	—	—	—	11	—	1	11	53,862	—	—	53,885
Repurchases of common stock	—	—	(3)	(54)	(2)	(3)	(38)	(233,545)	—	—	(233,645)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,358)	—	—	(1,358)
Offering costs	—	—	—	—	—	—	—	(1,893)	—	—	(1,893)
Restricted stock units issued	—	—	—	—	—	—	—	15,235	—	—	15,235
Net income	—	—	—	—	—	—	—	—	—	48,785	48,785
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	1,586	—	1,586
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
Six Months Ended June 30, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	94	—	4	115	513,228	—	—	513,441
Distributions declared	—	—	—	—	—	—	—	—	—	(90,060)	(90,060)
Proceeds from distribution reinvestment plan	—	—	—	10	—	1	7	43,456	—	—	43,474
Repurchases of common stock	(2)	—	(1)	(36)	—	(3)	(27)	(169,056)	—	—	(169,125)
Stockholder servicing fees	—	—	—	—	—	—	—	(13,750)	—	—	(13,750)
Offering costs	—	—	—	—	—	—	—	(3,862)	—	—	(3,862)
Restricted stock units issued	—	—	—	—	—	—	—	13,316	—	—	13,316
Net income	—	—	—	—	—	—	—	—	—	59,906	59,906
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,535	—	1,535
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$48,785	$59,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Restricted stock units	15,235	13,316
Amortization of deferred fees on loans and debt securities	(5,863)	(8,876)
Amortization of deferred financing costs and discount	10,929	10,681
Credit loss expense, net	59,697	42,231
Net unrealized (gain) loss on valuation of interest rate cap	1,748	608
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	(333)	—
Real estate depreciation and amortization	3,670	3,666
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(441)	(280)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(1,078)	529
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	—	544
Interest receivable	(12,915)	(2,624)
Other assets	(4,860)	(8,771)
Due to related party	(1)	—
Interest payable	730	7,717
Other liabilities	1,617	1,050
Net cash provided by (used in) operating activities	116,920	119,697
Cash flows used in investing activities
Origination and fundings of loans receivable	(633,236)	(574,528)
Principal collections from loans receivable, held-for-investment	184,805	197,241
Exit and extension fees received on loans receivable, held-for-investment	1,854	324
Purchases of mortgage-backed securities, at fair value	(103,948)	(31,485)
Principal repayments of mortgage-backed securities, at fair value	14,489	687
Purchases of mortgage loans held in securitization trusts, at fair value	(148,045)	—
Principal repayments of mortgage loans held in securitization trusts at fair value	30,378	—
Capital improvements to real estate	(28)	(124)
Net cash provided by (used in) investing activities	(653,731)	(407,885)
Cash flows from financing activities
Issuance of common stock	250,922	513,441
Repurchases of common stock	(219,026)	(202,767)
Stockholder distributions paid	(54,543)	(44,992)
Stockholder servicing fees paid	(7,232)	(6,541)
Offering costs paid	(1,893)	(3,862)
Borrowings under repurchase agreements	620,357	16,740
Repayments under repurchase agreements	(87,843)	(525,223)
Borrowings under credit facilities	213,850	677,018
Repayments under credit facilities	(170,500)	(138,000)
Repayment of collateralized loan obligations	(121,723)	(7,242)
Payment of deferred financing costs	(9,006)	(1,677)
Net cash provided by (used in) financing activities	413,363	276,895
Total increase (decrease) in cash, cash equivalents and restricted cash	(123,448)	(11,293)
Cash, cash equivalents and restricted cash at beginning of period	256,001	201,618
Cash, cash equivalents and restricted cash at end of period	$132,553	$190,325

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$210,697	$186,491
Accrued stockholder servicing fee	$(5,874)	$7,209
Distributions payable	$8,948	$8,411
Reinvestment of stockholder distributions	$53,885	$43,474
Payable for shares repurchased	$42,016	$26,846
Loan principal payments held by servicer	$3,281	$187,979
Mortgage obligations issued by securitization trusts, at fair value	$1,586,917	$308,051

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of June 30, 2024. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$68,619	$170,501
Restricted cash	63,934	19,824
Total cash, cash equivalents and restricted cash	$132,553	$190,325
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
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and six months ended June 30, 2024. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to the adoption of ASU 2016-13, as discussed below.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2024, the Company incurred offering costs of $26,339, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company did not incur any interest or penalties and none were accrued at June 30, 2024.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of June 30, 2024 and June 30, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Number of loans	161	143
Principal balance	$8,241,197	$7,778,599
Net book value	$8,097,930	$7,702,368
Unfunded loan commitments(1)	$306,562	$390,312
Weighted-average cash coupon(2)(3)	+3.77%	+3.86%
Weighted-average all-in yield(2)(3)	+3.94%	+3.92%
Weighted-average maximum maturity (years)(4)	2.6	3.1
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
(3)    As of June 30, 2024 and December 31, 2023, the one-month SOFR rate was 5.32% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the six months ended June 30, 2024 and 2023, the activity in the Company's loan portfolio, was as follows:

	For the Six Months Ended June 30,
	2024	2023
Loans receivable at beginning of period	$7,782,219	$7,350,315
Loan fundings	633,236	574,528
Loan repayments	(179,906)	(384,298)
Amortization of deferred fees on loans	3,637	3,344
Exit and extension fees received on loans receivable	(1,854)	(324)
Total loans receivable	8,237,332	7,543,565
CECL reserve	(139,402)	(74,606)
Loans receivable, net	$8,097,930	$7,468,959
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of June 30, 2024 and December 31, 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	June 30, 2024 (Unaudited)		December 31, 2023
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,781,458	58%	$4,774,344	61%
Hospitality	1,037,022	13%	1,029,327	13%
Industrial	898,065	11%	714,821	9%
Office	577,013	7%	562,643	8%
Retail	547,681	7%	268,571	3%
Mixed Use	189,511	2%	206,114	3%
Various	109,880	1%	129,712	2%
Self Storage	96,702	1%	96,687	1%
Total loans receivable	8,237,332	100%	7,782,219	100%
CECL reserve	(139,402)		(79,851)
Loans receivable, net	$8,097,930		$7,702,368

	June 30, 2024 (Unaudited)		December 31, 2023
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,998,754	49%	$3,879,708	50%
Northeast	1,673,172	20%	1,442,656	18%
West	1,519,835	18%	1,459,857	19%
Various	709,397	9%	678,430	9%
Midwest	336,174	4%	321,568	4%
Total loans receivable	8,237,332	100%	7,782,219	100%
CECL reserve	(139,402)		(79,851)
Loans receivable, net	$8,097,930		$7,702,368
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	June 30, 2024 (Unaudited)			December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	144	7,419,070	90%	132	7,353,659	95%
4	11	574,992	7%	9	374,697	5%
5	6	243,270	3%	2	53,863	—
Total loans receivable	161	8,237,332	100%	143	7,782,219	100%
CECL reserve		(139,402)			(79,851)
Loans receivable, net, at end of period		$8,097,930			$7,702,368
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of June 30, 2024 and December 31, 2023, respectively, by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination June 30, 2024 (Unaudited)

	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	577,820	718,559	3,512,899	2,451,219	72,169	86,404	7,419,070
4	—	—	372,957	202,035	—	—	574,992
5	—	—	155,012	70,587	17,671	—	243,270
Total loans receivable	$577,820	$718,559	$4,040,868	$2,723,841	$89,840	$86,404	$8,237,332
CECL reserve							(139,402)
Loans receivable, net							$8,097,930

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2023

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	757,348	3,714,430	2,691,177	84,292	64,966	41,446	7,353,659
4	—	309,611	49,673	—	15,413	—	374,697
5	—	—	36,192	17,671	—	—	53,863
Total loans receivable	$757,348	$4,024,041	$2,777,042	$101,963	$80,379	$41,446	7,782,219
CECL reserve							(79,851)
Loans receivable, net							$7,702,368
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three and six months ended June 30, 2024 and 2023:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (Decrease) in general CECL reserve	37,985	1,964	39,949
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of March 31, 2024	$112,059	$7,741	$119,800
Increase (Decrease) in general CECL reserve	18,646	(650)	17,996
Increase (Decrease) in specific CECL reserve	1,606	—	1,606
CECL reserve as of June 30, 2024	$132,311	$7,091	$139,402

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in CECL reserve	1,224	378	1,602
CECL reserve as of March 31, 2023	$36,680	$4,341	$41,021
Increase (Decrease) in general CECL reserve	29,456	1,162	30,618
Increase (Decrease) in specific CECL reserve	2,967	—	2,967
CECL reserve as of June 30, 2023	$69,103	$5,503	$74,606
During the six months ended June 30, 2024 and 2023, the Company recorded an increase of $59,551 and $74,606, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $139,402 as of June 30, 2024.
The following table summarizes our risk rated 5 loans as of June 30, 2024, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	12/17/2021	Seattle, WA	Office	$36,192	$3,716	Cost recovery - May 2023
Senior Loan	12/10/2020	Fox Hills, CA	Office	$17,671	$858	Cost recovery - December 2023
Senior Loan	5/18/2022	New Rochelle, NY	Multifamily	$105,000	$—	Cash basis - March 2024
Senior Loan	4/6/2022	Atlanta, GA	Multifamily	$44,715	$—	Cash basis - April 2024
Mezz Loan	4/6/2022	Atlanta, GA	Multifamily	$5,297	$—	Cost recovery - October 2023
Senior Loan	3/29/2021	Arlington, TX	Multifamily	$34,395	$—	Cash basis - June 2024
The risk rated 5 loans were determined to be collateral dependent as of June 30, 2024. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on each loan's collateral fair value, which was determined by applying a capitalization rate between 5.50% and 7.50% and a discount rate between 7.25% and 9.25%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
June 30, 2024	$7,602,406	$164,940	$183,032	$280,078	$8,230,456
December 31, 2023	$7,659,065	$50,109	$15,343	$51,492	$7,776,009
As of June 30, 2024, the Company had two loans with interest income payments 90 days or more past due that were not placed on non-accrual status with a total amortized cost of $36,808.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2024, the Company had unfunded commitments of $306,562. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three and six months ended June 30, 2024 and 2023:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	$2,351	$38	$2,389
Increase (Decrease) in general CECL reserve	402	1	403
CECL reserve as of June 30, 2024	$2,753	$39	$2,792

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Increase (Decrease) in CECL reserve	(33)	1	(32)
CECL reserve as of March 31, 2023	$1,096	$35	$1,131
Increase (Decrease) in general CECL reserve	638	(3)	635
CECL reserve as of June 30, 2023	$1,734	$32	$1,766
During the six months ended June 30, 2024 and 2023, the Company recorded an increase of $1,224 and $1,766, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $2,792 as of June 30, 2024.
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of June 30, 2024 and December 31, 2023, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
June 30, 2024 (Unaudited)
CMBS, available-for-sale	$170,578	$166,833	$(16,401)	$378	$(5,776)	$145,033	10.11%(1)	13.8
CMBS, fair value option	$185,102	$182,996	$—	$1,056	$(181)	$183,871	7.65%(1)	3.6
December 31, 2023
CMBS, available-for-sale	$172,392	$169,326	$(17,582)	$239	$(7,224)	$144,759	10.08%(2)	14.4
CMBS, fair value option	$92,749	$90,042	$—	$847	$(414)	$90,476	7.57%(2)	2.9
__________________________
(1)    Calculated using the one-month SOFR rate of 5.32% as of June 30, 2024.
(2)    Calculated using the one-month SOFR rate of 5.34% as of December 31, 2023.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

As of June 30, 2024, there were two CMBS, available for sale on non-accrual status with a total amortized cost of $26,243. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

Six Months Ended June 30, 2024
Allowance for credit losses as of December 31, 2023	$(17,582)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	1,181
Allowance for credit losses as of June 30, 2024	$(16,401)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
June 30, 2024 (Unaudited)
CMBS, available-for-sale	$—	$97,942	$—	$(5,776)
December 31, 2023
CMBS, available-for-sale	$—	$108,128	$—	$(7,224)
As of June 30, 2024 and December 31, 2023, there were nine and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of June 30, 2024 and December 31, 2023, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2024 (Unaudited)
CMBS, held-to-maturity	$76,752	$(174)	$76,578	$—	$(816)	$75,762
December 31, 2023
CMBS, held-to-maturity	$75,309	$(71)	$75,238	$—	$(2,282)	$72,956
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three and six months ended June 30, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

CECL Reserve as of December 31, 2023	$71
Increase (Decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	$155
Increase (Decrease) in CECL reserve	19
CECL reserve as of June 30, 2024	$174

CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(283)
CECL reserve as of March 31, 2023	$656
Increase (Decrease) in CECL reserve	(268)
CECL reserve as of June 30, 2023	$388
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of June 30, 2024 and December 31, 2023, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
June 30, 2024 (Unaudited)
CMBS, held-to-maturity	$76,752	$—	$46,634	$30,118	$—
December 31, 2023
CMBS, held-to-maturity	$75,309	$—	$45,188	$30,121	$—
Note 5. Real Estate
Investment in real estate, net, consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Building and building improvements	$120,554	$120,527
Land and land improvements	39,186	39,186
Furniture, fixtures and equipment	1,064	1,064
In-place lease intangibles	33,532	33,530
Total	194,336	194,307
Accumulated depreciation and amortization	(14,636)	(10,966)
Real estate, net	$179,700	$183,341
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2024 (remaining)	$1,877
2025	3,814
2026	3,806
2027	3,803
2028	3,803
Thereafter	8,365
Total	$25,468

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.77%(5)	$146,924	$—	December 18, 2036	$241,981	$238,714
2021-FL2 Notes	+1.67%(5)	595,349	—	May 5, 2038	731,314	718,596
2021-FL3 Notes	+1.63%(5)	895,442	—	November 4, 2036	1,100,708	1,087,055
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,077,965	1,066,964
2022-FL5 Notes	+2.76%(5)	556,012	—	June 17, 2037	689,956	677,238
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	710,731	697,820
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	814,723	810,497
		4,214,531	—		5,367,378	5,296,884
Repurchase Agreements
WF-1 Facility	(3)	—	600,000	August 30, 2024	559	—
GS-1 Facility	+2.05%(4)	358,100	91,900	January 26, 2025	508,625	508,665
BB-1 Facility	+1.96%(5)	80,914	619,086	February 21, 2025	101,584	101,659
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	73,239	72,894
RBC Facility	+3.15%	99,062	—	N/A	131,496	132,342
NTX-1 Facility	+1.90%(3)	48,000	202,000	November 10, 2024	59,988	60,052
BMO-1 Facility	+2.00%(3)	110,000	—	February 28, 2025	219,616	219,692
Lucid Facility	+0.85%	58,120	—	N/A	74,069	74,086
		791,733	1,625,449		1,169,176	1,169,390
Revolving Credit Facility
MM-1 Facility	+2.30%(6)	923,350	76,650	September 20, 2031	1,194,459	1,184,141
Barclays Facility	+2.35%(7)(8)	40,000	385,000	April 24, 2027	—	—
		963,350	461,650		1,194,459	1,184,141

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	153,766	184,594
Total		$6,094,314	$2,089,099		$7,884,779	$7,835,009
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
(7)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
(8)    Aggregate commitments amount to $425,000. Revolving credit termination date in respect of $400,000 of the lender's commitments is April 24, 2027, while the termination date of the remaining $25,000 commitments is August 1, 2025.

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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024 were $5,620,207 and 7.61%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $5,645,887 and 7.24%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2024 and December 31, 2023.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of June 30, 2024 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2024	$201,366	$48,000	$—	$—	$249,366
2025	63,783	586,551	—	124,700	775,034
2026	1,686,643	—	—	—	1,686,643
2027	2,262,739	—	40,000	—	2,302,739
2028	—	—	—	—	—
Thereafter	—	157,182	923,350	—	1,080,532
Total	$4,214,531	$791,733	$963,350	$124,700	$6,094,314
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

	As of June 30, 2024 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2019-FL1	12	$242,598
2021-FL2	24	731,393
2021-FL3	31	1,100,788
2022-FL4	28	1,078,058
2022-FL5	24	690,000
2022-FL6	23	710,799
2022-FL7	19	814,814
Total	161	$5,368,450
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

	June 30,
	2024	2023
Face value	$4,214,531	$4,376,578
Unamortized deferred financing costs	(20,467)	(30,231)
Unamortized discount	(7,423)	(10,577)
Net book value	$4,186,641	$4,335,770
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

	June 30,
	2024	2023
Face value	$791,733	$251,753
Unamortized deferred financing costs	(3,097)	(2,831)
Net book value	$788,636	$248,922
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

	June 30,
	2024	2023
Face value	$963,350	$850,000
Unamortized deferred financing costs	(14,022)	(11,068)
Net book value	$949,328	$838,932
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

	June 30,
	2024	2023
Face value	$124,700	$124,700
Unamortized deferred financing costs	(687)	(1,398)
Net book value	$124,013	$123,302

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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the six months ended June 30, 2024 and 2023, $5,763 and $4,013, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company. During the six months ended June 30, 2024 and 2023, $3,000 and $0, respectively, in capital markets fees, were paid to affiliates of FS Real Estate Advisor.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $26,582 for the period from November 7, 2016 (Inception) to June 30, 2024. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the six months ended June 30, 2024, the Company paid $1,893 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2024, $4,080 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Valuation Services Fee
Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, FS Real Estate Advisor has engaged Rialto to provide periodic valuations of certain investments held by the Company and is entitled to a fee of $1 for each valuation of an individual investment. Rialto shall not be entitled to a fee when an individual investment is valued by an independent valuation firm. Any fees paid to our adviser, the sub-adviser, or their affiliates for any such services does not reduce the advisory fees or the administrative services fees. Any such arrangements are at market terms and rates
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three and six months ended June 30, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2024	2023	2024	2023
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,519	$8,546	$18,912	$16,422
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$5,786	$5,777	$11,951	$11,388
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	$7,673	$6,924	$15,235	$13,316
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$3,000	$—	$3,000	$—
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	$114	$109	$223	$221
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	$3,393	$231	$5,763	$4,013
_______________________
(1)    During the six months ended June 30, 2024 and 2023, FS Real Estate Advisor received $18,763 and $15,403, respectively, in cash as payment for base management fees. As of June 30, 2024, $9,515 in base management fees were payable to FS Real Estate Advisor.
(2)    During the six months ended June 30, 2024 and 2023, $11,780 and $10,383, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2024, $5,785 performance fees were payable to FS Real Estate Advisor.
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
(4)     During the six months ended June 30, 2024 and 2023, $223 and $214, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2024 and December 31, 2023, the Company accrued $107,611 and $113,501, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the six months ended June 30, 2024 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
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
As of June 30, 2024, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,476 and $419, respectively.
Note 8. Stockholder's Equity
Below is a summary of transactions with respect to shares of the Company's common stock during the six months ended June 30, 2024 and 2023:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	80,709	4,683,031	38,013	492,550	5,004,490	10,298,793
Reinvestment of distributions	14,136	—	13,194	1,096,854	6,858	58,998	1,085,789	2,275,829
Repurchases of common stock	(1,908)	—	(24,618)	(5,428,594)	(15,144)	(179,860)	(3,806,398)	(9,456,522)
Transfers in or out	—	—	(400,426)	(179,171)	(230,595)	(68,395)	817,678	(60,909)
Balance as of June 30, 2024	746,412	906,648	981,226	64,756,939	445,233	5,242,961	50,605,194	123,684,613

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	2,004	117,366	946	12,375	118,231	250,922
Reinvestment of distributions	357	—	328	27,491	171	1,471	24,067	53,885
Repurchases of common stock	(48)	—	(611)	(136,069)	(377)	(4,484)	(92,056)	(233,645)
Transfers in or out	—	—	(8,103)	(4,492)	(5,479)	(1,705)	19,779	—
Accrued stockholder servicing fees(1)	—	—	(83)	(749)	(12)	(514)	—	(1,358)
Balance as of June 30, 2024	$18,222	$22,371	$24,773	$1,501,834	$11,238	$122,555	$1,217,412	$2,918,405

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	57,939	9,512,083	122,806	573,646	11,047,842	21,314,316
Reinvestment of distributions	15,089	—	23,677	950,555	9,044	56,310	702,788	1,757,463
Repurchases of common stock	(114,165)	—	(83,711)	(3,613,237)	(30,595)	(300,607)	(2,693,260)	(6,835,575)
Transfers in or out	(9,261)	—	(91,792)	(55,465)	(97,884)	(176,056)	441,859	11,401
Balance as of June 30, 2023	749,373	906,648	1,506,991	61,702,272	746,370	4,798,365	43,510,393	113,920,412

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,445	238,549	3,057	14,315	256,075	513,441
Reinvestment of distributions	377	—	588	23,827	225	1,403	17,054	43,474
Repurchases of common stock	(2,857)	—	(2,078)	(90,578)	(760)	(7,492)	(65,360)	(169,125)
Transfers in or out	(232)	—	(2,281)	(1,390)	(2,435)	(4,394)	10,732	—
Accrued stockholder servicing fees(1)	—	—	(40)	(13,438)	(28)	(244)	—	(13,750)
Balance as of June 30, 2023	$18,296	$22,371	$36,107	$1,431,315	$18,476	$112,110	$1,050,743	$2,689,418
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the six months ended June 30, 2024 and 2023, the Company repurchased 9,456,522 and 6,835,575, respectively, shares of common stock under its share repurchase plan representing a total of $233,645 and $169,125, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2024 or 2023, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2024:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 28, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
March 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
April 29, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
May 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
June 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
Total	$1.0794	$1.0794	$0.8172	$0.8172	$0.8862	$0.8862	$0.9234
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and six months ended June 30, 2024, and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions:
Paid or payable in cash	$27,635	$24,691	$54,723	$46,586
Reinvested in shares	27,133	22,846	53,885	43,474
Total distributions	$54,768	$47,537	$108,608	$90,060
Source of distributions:
Cash flows from operating activities	$54,768	$47,537	$108,608	$90,060
Offering proceeds	—	—	—	—
Total sources of distributions	$54,768	$47,537	$108,608	$90,060
Net cash provided by (used in) operating activities(1)	$53,231	$65,893	$116,920	$119,697
______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2024 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2024 (Unaudited)				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$328,904	$—	$328,904	$—	$235,235	$—	$235,235	$—
Mortgage loans held in securitization trusts, at fair value	1,778,187	—	—	1,778,187	950,972	—	—	950,972
Interest rate cap	325	—	325	—	2,072	—	2,072	—
Total	$2,107,416	$—	$329,229	$1,778,187	$1,188,279	$—	$237,307	$950,972

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$1,586,917	—	$1,586,917	—	$878,545	—	$878,545	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2024:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

	Mortgage loans held in securitization trusts, at fair value
	Six Months Ended June 30,
	2024	2023
Fair value at beginning of period	$950,972	$324,263
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	10,981	16,420
Purchases	1,056,508	—
Sales and repayments	(240,274)	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	—
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$1,778,187	$340,683
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$—	$—
Included in other comprehensive income	—	—
______________________
(1)    For the six months ended June 30, 2024 unrealized gain of $10,981 related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $10,019 related to mortgage obligations issued by securitization trusts, at fair value.
As of June 30, 2024, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2024, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 9.31% to 14.73% (weighted average blended yield of 10.64%) and a life of 0.25 years to 5 years (weighted average life of 3.22 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2024 (Unaudited)			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$132,553	$132,553	$132,553	$256,001	$256,001	$256,001
Loans receivable - held-for-investment(1)	$8,097,930	$8,241,197	$8,124,063	$7,702,368	$7,778,599	$7,695,871
Mortgage-backed securities held-to-maturity	$76,578	$80,300	$75,762	$75,238	$80,300	$72,956
Financial Liabilities
Repurchase agreements(2)	$788,636	$791,733	$791,733	$256,730	$259,219	$259,219
Credit facilities(2)	$949,328	$963,350	$963,350	$910,197	$920,000	$920,000
Collateralized loan obligations(2)(3)	$4,186,641	$4,207,107	$4,207,107	$4,301,970	$4,327,263	$4,327,263
Mortgage note payable(2)	$124,013	$124,700	$124,700	$123,657	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of June 30, 2024, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $190,323 and $193,319, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $1,778,187 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $190,323 at June 30, 2024) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Restricted cash	$46,591	$92,457
Loans receivable, held-for-investment	5,367,378	5,430,785
Interest receivable	36,327	26,891
Other assets	3,157	8,180
Mortgage loans held in securitization trusts, at fair value	1,778,187	950,972
Total assets	$7,231,640	$6,509,285

Liabilities
Collateralized loan obligations, net	$4,186,641	$4,301,970
Interest payable	11,095	12,963
Other liabilities	533	533
Mortgage obligations issued by securitization trusts, at fair value	1,586,917	878,545
Total liabilities	$5,785,186	$5,194,011
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $426,407 as of June 30, 2024.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of June 30, 2024.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$126,700	2.25%	June 21, 2022	July 9, 2024	$325
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
			2024	2023	2024	2023
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(964)	$380	$(1,748)	$(608)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to June 30, 2024 through the issuance of the consolidated financial statements.
Deed-in-lieu of Foreclosure
In August 2024, the Company acquired two multifamily properties through deed-in-lieu of foreclosure. Prior to acquisition, the loans were placed on non-accrual and were risk rated "5" as of June 30, 2024. One property is located in Arlington, Texas and the other in Atlanta, Georgia.

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

Macroeconomic Environment
After the economy surprised to the upside in 2023, growth remained firm during the first half of 2024 despite some signs of cooling entering the second half of 2024. A volatile interest rate environment continued to present challenges for investors, as Fed policymakers reduced and delayed their expectations for rate cuts during 2024 amid persistent inflationary pressures. Within the CRE market, activity and pricing remained muted throughout the first half of 2024 as elevated financing costs continued to thwart potential buyers. We have grown more optimistic in recent quarters that the CRE market is in the process of troughing, though the shape and timing of any price recovery remains highly uncertain. Our borrowers could remain stressed by the combination of lower property values and elevated financing costs.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan fundings(1)	$364,588	$90,623	$633,236	$574,528
Loan repayments(2)	(33,677)	(329,376)	(179,906)	(384,298)
Total net fundings	$330,911	$(238,753)	$453,330	$190,230
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2023.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Number of loans	161	143
Principal balance	$8,241,197	$7,778,599
Net book value	$8,097,930	$7,702,368
Unfunded loan commitments(1)	$306,562	$390,312
Weighted-average cash coupon(2)	+3.77%	+3.86%
Weighted-average all-in yield(2)(3)	+3.94%	+3.92%
Weighted-average maximum maturity (years)(4)	2.6	3.1
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of June 30, 2024 and December 31, 2023, the one-month SOFR rate was 5.32% and 5.34%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of June 30, 2024:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$357,537	$357,517	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,328	+4.65%	+4.74%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	7/14/2023	156,500	156,500	156,544	+4.00%	+4.05%	7/9/2028	Various	Multifamily	69%
4	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
5	Senior Loan	6/8/2022	144,160	144,160	144,879	+3.89%	+4.12%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	10/12/2021	130,747	130,747	130,747	+3.11%	+3.11%	8/9/2024	Philadelphia, PA	Multifamily	69%
7	Senior Loan	7/18/2023	128,000	128,000	127,976	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
8	Senior Loan	3/31/2022	120,470	104,111	104,101	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
9	Senior Loan	12/4/2023	110,000	110,000	109,979	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
10	Senior Loan	5/26/2022	108,500	101,778	101,953	+3.40%	+3.58%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	6/30/2022	106,000	100,000	99,992	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
12	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
13	Senior Loan	6/14/2022	104,630	91,030	91,020	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
14	Senior Loan	1/13/2022	103,600	94,953	94,928	+3.55%	+3.56%	1/9/2027	Austin, TX	Multifamily	80%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
15	Senior Loan	9/22/2022	$103,552	$103,552	$103,811	+3.66%	+3.79%	9/1/2024	Various	Industrial	74%
16	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
17	Senior Loan	6/28/2022	100,000	100,000	99,989	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
18	Senior Loan	1/13/2023	100,000	100,000	100,182	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
19	Senior Loan	7/15/2022	97,000	97,000	96,984	+3.70%	+3.70%	8/9/2027	Middletown, DE	Industrial	68%
20	Senior Loan	12/30/2021	95,000	95,000	94,994	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
21	Senior Loan	12/21/2021	93,900	88,108	88,104	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
22	Senior Loan	10/3/2022	91,100	81,300	81,289	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%
23	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
24	Senior Loan	8/4/2022	90,000	90,000	89,993	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
25	Senior Loan	5/13/2022	89,500	89,500	89,741	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
26	Senior Loan	2/4/2022	89,000	89,000	89,851	+3.85%	+4.35%	8/1/2024	Temecula, CA	Multifamily	75%
27	Senior Loan	9/8/2022	87,000	81,751	81,890	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
28	Senior Loan	3/28/2024	86,500	86,500	86,477	+3.05%	+3.19%	4/9/2029	Various	Industrial	61%
29	Senior Loan	7/20/2022	85,690	81,375	81,500	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
30	Senior Loan	5/12/2021	85,000	85,000	85,126	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
31	Senior Loan	3/9/2022	84,000	81,892	81,892	+3.55%	+3.55%	3/9/2027	Temple Hills, MD	Multifamily	75%
32	Senior Loan	5/13/2022	83,885	83,885	84,099	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
33	Senior Loan	7/31/2023	82,000	82,000	82,173	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
34	Senior Loan	12/22/2021	81,500	64,360	64,691	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
35	Senior Loan	12/15/2021	76,820	73,620	73,610	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
36	Senior Loan	12/23/2021	76,700	76,700	76,687	+4.45%	+4.45%	1/9/2027	Westminster, CO	Retail	65%
37	Senior Loan	2/28/2022	75,000	74,299	74,299	+3.85%	+3.85%	3/9/2027	Atlanta, GA	Multifamily	68%
38	Senior Loan	11/3/2022	73,000	52,526	52,612	+4.75%	+4.84%	11/9/2027	Adairsville, GA	Hospitality	45%
39	Senior Loan	9/10/2021	71,201	68,941	68,931	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
40	Senior Loan	4/26/2022	69,350	65,874	65,862	+3.72%	+3.73%	5/9/2027	Tucson, AZ	Multifamily	68%
41	Senior Loan	4/26/2021	68,100	66,000	65,847	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
42	Senior Loan	4/27/2022	67,940	65,443	65,507	+4.00%	+4.05%	5/9/2027	Indianapolis, IN	Multifamily	79%
43	Senior Loan	12/21/2021	65,450	65,450	65,445	+4.35%	+4.35%	1/9/2027	Dallas, TX	Hospitality	58%
44	Senior Loan	4/15/2021	64,460	64,171	64,170	+2.91%	+2.91%	5/9/2026	Lawrenceville, GA	Multifamily	75%
45	Senior Loan	5/20/2022	63,000	62,373	62,367	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
46	Senior Loan	4/13/2022	62,650	57,131	57,119	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
47	Senior Loan	7/29/2021	62,500	62,500	62,499	+3.21%	+3.21%	8/9/2026	Maitland, FL	Multifamily	72%
48	Senior Loan	7/22/2021	62,100	61,477	61,475	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
49	Senior Loan	10/13/2022	60,000	54,000	54,086	+4.25%	+4.33%	10/9/2027	Pinehurst, NC	Multifamily	60%
50	Senior Loan	6/27/2024	59,840	59,840	59,542	+3.00%	+3.49%	7/1/2025	New York, NY	Retail	61%
51	Senior Loan	8/2/2021	58,947	58,947	58,938	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
52	Senior Loan	2/15/2022	58,750	57,043	57,035	+3.50%	+3.50%	3/9/2027	Antioch, TN	Multifamily	79%
53	Senior Loan	5/12/2022	58,165	57,148	57,142	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
54	Senior Loan	6/27/2024	57,890	57,890	56,709	+2.70%	+4.94%	6/1/2025	New York, NY	Retail	57%
55	Senior Loan	6/27/2024	57,554	57,554	55,863	+3.00%	+5.99%	7/1/2025	New York, NY	Retail	79%
56	Senior Loan	7/7/2022	57,250	55,542	55,628	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
57	Senior Loan	6/23/2022	57,000	52,786	52,871	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
58	Senior Loan	11/5/2021	55,960	54,389	54,387	+3.21%	+3.22%	11/9/2026	Houston, TX	Industrial	74%
59	Senior Loan	8/17/2022	55,600	54,097	54,170	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
60	Senior Loan	2/17/2022	55,400	52,208	52,308	+4.10%	+4.19%	3/9/2027	Indianapolis, IN	Multifamily	80%
61	Senior Loan	12/21/2022	55,000	54,214	54,270	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
62	Senior Loan	3/7/2022	53,885	51,644	51,743	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
63	Senior Loan	8/9/2021	53,160	51,836	51,834	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	79%
64	Senior Loan	6/16/2022	52,280	49,201	49,196	+3.80%	+3.80%	7/9/2027	Jacksonville, FL	Multifamily	71%
65	Senior Loan	3/12/2021	52,250	34,251	34,250	+5.86%	+5.87%	3/9/2026	San Francisco, CA	Office	65%
66	Senior Loan	7/7/2021	52,200	47,383	47,382	+3.11%	+3.11%	7/9/2026	Austin, FL	Multifamily	74%
67	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
68	Senior Loan	2/18/2022	49,240	34,073	34,066	+3.90%	+3.91%	3/9/2027	Atlanta, GA	Office	60%
69	Senior Loan	4/26/2022	49,125	46,832	47,122	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
70	Senior Loan	12/15/2021	49,000	49,000	49,069	+3.45%	+3.50%	12/9/2026	Ladson, SC	Multifamily	77%
71	Senior Loan	6/23/2021	48,945	48,481	48,479	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
72	Senior Loan	11/1/2021	$48,906	$47,728	$47,724	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
73	Senior Loan	3/29/2023	48,010	48,010	47,557	+2.25%	+2.87%	10/9/2027	Various	Multifamily	57%
74	Senior Loan	7/29/2021	47,500	47,500	47,499	+3.21%	+3.21%	8/9/2026	Clearwater, FL	Multifamily	79%
75	Senior Loan	8/3/2021	46,500	46,500	46,546	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
76	Senior Loan	4/6/2022	46,500	44,721	44,715	+3.50%	+3.50%	4/9/2027	Atlanta, GA	Multifamily	79%
77	Senior Loan	12/17/2021	46,100	36,500	36,192	+4.30%	+4.66%	1/9/2027	Seattle, WA	Office	53%
78	Senior Loan	11/10/2021	45,919	45,314	45,395	+3.86%	+4.20%	11/9/2026	Fayetteville, AR	Multifamily	70%
79	Senior Loan	11/23/2021	45,445	42,705	42,702	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
80	Senior Loan	8/25/2022	45,000	45,000	45,405	+3.50%	+3.99%	9/9/2027	McKinney, TX	Multifamily	53%
81	Senior Loan	1/28/2022	43,650	36,581	36,685	+5.00%	+5.09%	2/9/2027	Milwaukee, WI	Office	59%
82	Senior Loan	7/28/2021	43,350	42,690	42,688	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
83	Senior Loan	8/19/2021	43,000	43,000	43,046	+3.21%	+3.27%	9/9/2026	Omaha, NE	Multifamily	75%
84	Senior Loan	8/9/2021	42,660	41,772	41,770	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
85	Senior Loan	11/1/2021	42,300	41,541	41,536	+3.61%	+3.62%	11/9/2026	Doraville, GA	Multifamily	82%
86	Senior Loan	3/14/2022	42,000	40,478	40,532	+3.50%	+3.63%	4/9/2027	Dallas, TX	Multifamily	76%
87	Senior Loan	8/25/2021	41,395	41,099	41,096	+3.26%	+3.27%	9/9/2026	Cypress, TX	Multifamily	69%
88	Senior Loan	7/21/2021	41,100	40,417	40,405	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
89	Senior Loan	10/28/2021	40,200	39,753	39,749	+3.11%	+3.12%	11/9/2026	Dallas, TX	Multifamily	74%
90	Senior Loan	9/30/2022	40,000	38,172	38,340	+5.00%	+5.25%	10/9/2027	New Orleans, LA	Hospitality	64%
91	Senior Loan	6/27/2024	39,052	39,052	36,363	+2.50%	+6.04%	7/15/2026	New York, NY	Retail	92%
92	Senior Loan	4/27/2021	39,050	35,635	35,547	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
93	Senior Loan	6/24/2021	38,600	38,276	38,275	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
94	Senior Loan	8/3/2021	38,500	38,500	38,538	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
95	Senior Loan	11/30/2021	38,310	37,193	37,317	+4.45%	+4.62%	12/9/2026	Memphis, TN	Office	70%
96	Senior Loan	1/7/2022	38,000	38,000	38,239	+3.55%	+3.79%	3/9/2027	Miami, FL	Hospitality	49%
97	Senior Loan	8/31/2021	37,391	37,391	37,463	+3.21%	+3.30%	9/9/2026	Colorado Springs, CO	Multifamily	68%
98	Senior Loan	11/4/2021	37,300	37,300	37,232	+3.45%	+3.78%	11/1/2024	Boca Raton, FL	Multifamily	81%
99	Senior Loan	4/29/2022	37,136	35,655	35,716	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
100	Senior Loan	2/16/2024	36,800	36,800	36,790	+3.00%	+3.01%	3/9/2029	Various	Industrial	63%
101	Senior Loan	11/5/2021	36,325	36,192	36,182	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
102	Senior Loan	2/20/2024	36,200	34,332	34,314	+3.15%	+3.17%	3/9/2029	Gilbert, AZ	Industrial	62%
103	Senior Loan	4/9/2019	36,000	36,000	35,854	+4.50%	+4.58%	4/9/2025	New York City, NY	Mixed Use	75%
104	Senior Loan	12/21/2021	36,000	36,000	35,994	+3.45%	+3.46%	1/9/2027	Hackensack, NJ	Multifamily	68%
105	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Industrial	72%
106	Senior Loan	3/29/2021	35,880	34,397	34,395	+3.71%	+3.72%	4/9/2026	Arlington, TX	Multifamily	80%
107	Senior Loan	12/3/2021	34,327	34,327	34,324	+3.45%	+3.45%	12/9/2026	Various	Self Storage	63%
108	Senior Loan	12/16/2021	33,000	31,504	31,498	+3.55%	+3.56%	1/9/2027	Fort Worth, TX	Multifamily	72%
109	Senior Loan	3/11/2021	32,000	30,000	29,996	+4.61%	+4.68%	3/9/2026	Colleyville, TX	Retail	58%
110	Senior Loan	4/27/2022	31,800	30,212	30,207	+4.30%	+4.31%	5/9/2027	Morrow, GA	Industrial	62%
111	Senior Loan	1/28/2022	31,229	31,229	31,366	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	82%
112	Mezz Loan	10/20/2022	31,111	29,710	29,710	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
113	Senior Loan	11/23/2021	30,920	28,708	28,705	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
114	Senior Loan	2/16/2024	30,700	30,700	30,692	+3.00%	+3.01%	3/9/2029	Various	Industrial	57%
115	Senior Loan	6/27/2024	30,638	30,638	30,486	+3.00%	+8.38%	7/31/2024	New York, NY	Retail	79%
116	Senior Loan	5/4/2021	30,000	25,208	25,207	+5.66%	+5.89%	5/9/2026	Richardson, TX	Office	65%
117	Senior Loan	5/28/2021	29,000	29,000	28,991	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
118	Senior Loan	12/18/2020	28,440	25,100	25,099	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	69%
119	Senior Loan	12/15/2021	28,400	27,592	27,589	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
120	Senior Loan	6/28/2019	28,000	28,000	28,000	+5.46%	+5.56%	7/9/2025	Davis, CA	Hospitality	72%
121	Senior Loan	11/18/2021	27,387	27,387	27,384	+3.71%	+3.72%	12/9/2026	Brooklyn, NY	Self Storage	70%
122	Senior Loan	6/27/2024	26,604	26,604	24,949	+1.50%	+10.21%	4/1/2025	Washington, DC	Multifamily	61%
123	Senior Loan	6/25/2021	25,000	24,441	24,441	+3.16%	+3.17%	7/9/2026	Austin, TX	Multifamily	68%
124	Senior Loan	1/28/2022	24,489	24,489	24,596	+3.81%	+4.01%	9/9/2026	Mesquite, TX	Multifamily	78%
125	Senior Loan	6/27/2024	23,292	23,292	23,177	+3.00%	+3.49%	7/1/2025	Washington, DC	Retail	49%
126	Senior Loan	7/18/2018	22,500	22,500	22,550	+5.36%	+5.53%	8/9/2025	Gaithersburg, MD	Hospitality	80%
127	Senior Loan	12/10/2020	22,300	17,672	17,671	+5.36%	+5.37%	1/9/2026	Fox Hills, CA	Office	55%
128	Senior Loan	1/28/2022	22,149	22,149	22,246	+3.81%	+4.01%	9/9/2026	Dallas, TX	Multifamily	85%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
129	Senior Loan	7/13/2021	$21,350	$21,350	$21,349	+3.51%	+3.52%	8/9/2026	Grand Prairie, TX	Multifamily	72%
130	Senior Loan	7/20/2021	21,136	18,984	19,034	+3.36%	+3.45%	8/9/2026	Las Vegas, NV	Multifamily	72%
131	Senior Loan	8/26/2021	20,955	20,755	20,735	+3.21%	+3.27%	9/9/2026	Seattle, WA	Multifamily	69%
132	Senior Loan	8/6/2021	20,000	20,000	20,049	+3.21%	+3.30%	8/9/2026	Sandy Springs, GA	Multifamily	74%
133	Mezz Loan	10/1/2021	19,990	19,990	19,887	10.00%	10.56%	4/1/2026	Various	Various	93%
134	Senior Loan	5/10/2021	19,200	17,892	17,843	+3.61%	+3.62%	5/9/2026	University City, PA	Multifamily	70%
135	Senior Loan	2/16/2024	19,000	19,000	18,995	+3.00%	+3.01%	3/9/2029	Various	Industrial	58%
136	Senior Loan	12/3/2021	18,828	18,828	18,826	+3.45%	+3.45%	12/9/2026	Various	Self Storage	63%
137	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
138	Senior Loan	2/26/2021	17,706	17,706	17,672	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
139	Senior Loan	2/19/2020	17,600	14,000	13,968	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	71%
140	Senior Loan	6/16/2021	17,500	16,956	16,956	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	69%
141	Senior Loan	1/28/2021	16,100	16,100	16,168	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self Storage	79%
142	Mezz Loan	6/8/2022	15,840	15,840	15,919	+7.50%	+7.73%	6/9/2027	New York, NY	Multifamily	81%
143	Senior Loan	6/27/2024	15,643	15,643	15,273	+2.25%	+3.17%	2/6/2027	Mesa, AZ	Hospitality	66%
144	Senior Loan	6/16/2021	15,406	15,347	15,347	+3.36%	+3.37%	7/9/2026	Everett, WA	Multifamily	71%
145	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
146	Senior Loan	2/16/2024	14,700	14,700	14,696	+3.00%	+3.01%	3/9/2029	Various	Industrial	57%
147	Senior Loan	6/27/2024	13,740	13,740	13,429	+2.10%	+3.66%	12/18/2025	Macon, GA	Hospitality	62%
148	Senior Loan	3/25/2021	13,405	13,015	13,037	+3.36%	+3.43%	4/9/2026	Lithonia, GA	Multifamily	67%
149	Senior Loan	2/16/2024	13,100	13,100	13,097	+3.00%	+3.01%	3/9/2029	Various	Industrial	60%
150	Senior Loan	3/19/2021	12,200	12,200	12,207	+4.25%	+4.38%	4/9/2026	Brooklyn, NY	Multifamily	85%
151	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
152	Senior Loan	6/27/2024	11,371	11,371	11,315	+3.00%	+3.49%	7/1/2025	New York, NY	Retail	19%
153	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
154	Mezz Loan	4/6/2022	5,401	5,401	5,297	+11.00%	+11.65%	4/9/2027	Atlanta, GA	Multifamily	88%
155	Senior Loan	6/27/2024	4,117	4,117	3,730	+1.90%	+3.86%	8/1/2029	New York, NY	Office	41%
156	Senior Loan	6/27/2024	3,584	3,584	3,554	+2.10%	+3.78%	1/1/2025	New York, NY	Retail	49%
157	Senior Loan	9/23/2021	3,516	2,559	2,640	+4.36%	+4.53%	9/9/2026	Various	Multifamily	77%
158	Senior Loan	6/27/2024	2,950	2,950	2,935	+2.56%	+2.73%	8/1/2027	New York, NY	Retail	13%
159	Senior Loan	6/27/2024	2,924	2,924	2,873	+3.00%	+4.02%	4/1/2026	New York, NY	Retail	32%
160	Senior Loan	6/27/2024	1,542	1,542	1,534	+3.00%	+3.49%	7/1/2025	New York, NY	Retail	49%
161	Senior Loan	6/27/2024	1,049	1,049	1,027	+2.10%	+2.81%	7/28/2027	New York, NY	Retail	13%
Total/Weighted Average			$8,547,759	$8,241,197	$8,237,332	+3.77%	+3.94%				68%
CECL Reserve					(139,402)
Loans receivable, net					$8,097,930
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income	$191,653	$184,494	$383,379	$358,297
Less: Interest expense	(112,174)	(105,075)	(222,356)	(204,889)
Interest income on mortgage loans held in securitization trusts	10,224	3,540	26,648	7,227
Less: Interest expense on mortgage obligations issued by securitization trusts	(8,963)	(2,835)	(23,493)	(5,858)
Net interest income	80,740	80,124	164,178	154,777
Other expenses
Management fee	9,519	8,546	18,912	16,422
Performance fee	5,786	5,777	11,951	11,388
General and administrative expenses	11,437	10,661	22,701	20,438
Real estate operating expenses	1,456	—	2,835	—
Depreciation and amortization	1,835	—	3,670	—
Interest expense on real estate	2,355	—	4,712	—
Less: Expense limitation	—	(61)	—	(148)
Net other expenses	32,388	24,923	64,781	48,100
Other income (loss)
Credit loss expense, net	(19,737)	(40,945)	(59,697)	(42,231)
Real estate operating income	5,194	—	10,077	—
Net change in unrealized gain on interest rate cap	(964)	380	(1,748)	(608)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	—	333	—
Net realized gain (loss) on extinguishment of debt	—	—	174	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	364	280	441	280
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	546	(535)	1,078	(529)
Other income (loss), net	—	(1,616)	—	(1,697)
Total other income (loss)	(14,597)	(42,436)	(49,342)	(44,785)
Net income before income taxes	33,755	12,765	50,055	61,892
Income tax expense	(790)	(1,436)	(1,270)	(1,986)
Net income	32,965	11,329	48,785	59,906
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$32,961	$11,325	$48,777	$59,898
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.
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
During the six months ended June 30, 2024, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the six months ended June 30, 2024, our expected credit loss reserve increased by $59,697. Credit loss expenses relate to changes in the Company’s general and specific current expected credit loss ("CECL") reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale. The increase in credit loss expense can primarily be attributed to specific CECL reserves on loans in our portfolio and new loans funded during the period.
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
Our FFO and MFFO are calculated for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (GAAP)	$32,965	$11,329	$48,785	$59,906
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	1,835	1,835	3,670	3,666
Funds from operations	$34,800	$13,164	$52,455	$63,572
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(730)	(622)	(1,443)	(5,376)
Straight-line rental income	(434)	(1,099)	(1,790)	(2,330)
Net change in unrealized (gain) loss on interest rate cap	964	(380)	1,748	608
Credit loss expense, net	19,737	40,945	59,697	42,231
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(364)	(280)	(441)	(280)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(546)	535	(1,078)	529
Modified funds from operations	$53,427	$52,263	$109,148	$98,954
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2024:

Components of NAV	June 30, 2024
Cash and cash equivalents	$68,619
Restricted cash	63,934
Loans receivable, net of specific CECL reserve of $4,574	8,232,759
Mortgage-backed securities held-to-maturity	76,752
Mortgage-backed securities, at fair value	328,904
Interest receivable	55,207
Investment in real estate	184,594
Receivable for investment sold and repaid	3,281
Other assets	6,942
Mortgage loans held in securitization trusts, at fair value	1,778,187
Repurchase agreements payable, net	(788,636)
Credit facility payable, net	(949,328)
Collateralized loan obligations, net	(4,186,641)
Mortgage note payable, net	(124,013)
Accrued servicing fees(1)	(1,547)
Other liabilities	(105,846)
Mortgage obligations issued by securitization trusts, at fair value	(1,586,917)
Net asset value	$3,056,251
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2024:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,915	$21,900	$24,389	$1,624,981	$11,092	$130,840	$1,224,134	$3,056,251
Number of outstanding shares	746,412	906,648	981,226	64,756,939	445,233	5,242,961	50,605,194	123,684,613
NAV per share as of June 30, 2024	$25.3414	$24.1546	$24.8557	$25.0935	$24.9121	$24.9554	$24.1899
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. The discount rate and exit capitalization rate assumptions used in the June 30, 2024 investment in real estate valuation were 9.75% and 6.38%, respectively. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Investment in Real Estate Values
Discount Rate	0.25% decrease	3.0%
	0.25% increase	(2.9)%
Exit Capitalization Rate	0.25% decrease	9.2%
	0.25% increase	(8.5)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of June 30, 2024:

Reconciliation of Stockholders' Equity to NAV	June 30, 2024
Total stockholders' equity under GAAP	$2,816,863
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,816,738
Adjustments:
Accrued stockholder servicing fees(1)	106,065
General CECL reserve(2)	137,795
Unrealized real estate appreciation(3)	(9,742)
Accumulated depreciation and amortization(4)	14,636
Other adjustments(5)	(9,241)
Net asset value	$3,056,251
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
Liquidity and Capital Resources
As of June 30, 2024, we had $132,553 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2024, we had $2,089,099 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2024, we had unfunded loan commitments of $306,562. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	June 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.1x	2.0x
Leverage-to-net assets ratio(2)	2.0x	1.9x
_______________________
(1) Represents (i) total gross outstanding debt agreements less cash on our Consolidated Balance Sheet (ii) total stockholder's equity, in each case, at period end.
(2) Represents (i) total gross outstanding debt agreements (ii) total net asset value (as defined in our charter), in each case, at period end. See NAV per share section within Item 2 for a reconciliation between our stockholder's equity to net asset value.
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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $26,582 for the period from November 7, 2016 (Inception) to June 30, 2024. Through June 30, 2024, we reimbursed $22,259 to FS Real Estate Advisor for offering expenses previously funded. As of June 30, 2024, $4,080 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On August 1, 2024, our board of directors approved the renewal of the advisory agreement effective as of December 1, 2024 for an additional one-year term expiring December 1, 2025. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities	$116,920	$119,697
Cash flows used in investing activities	(653,731)	(407,885)
Cash flows from financing activities	413,363	276,895
Net increase (decrease) in cash and cash equivalents and restricted cash	$(123,448)	$(11,293)
Cash flows from operating activities decreased $2,777 during the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities decreased $245,846 during the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to the net increase of $58,708 in origination and fundings of loan receivables and an increase in purchases of mortgage loans held in securitization trusts at fair value of $148,045.
Cash flows from financing activities increased $136,468 during the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to a net increase in borrowings of $430,848 and the decrease in the issuance of common stock of $262,519.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
June 30, 2024	$1,270,654	$1,648,859	$1,648,859
March 31, 2024	$1,150,574	$1,263,448	$1,263,448
December 31, 2023	$1,098,005	$1,179,219	$1,179,219
September 30, 2023	$1,142,991	$1,092,175	$1,221,440
June 30, 2023	$1,158,316	$1,101,753	$1,158,043
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 98% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2024:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(41,462)	$(29,389)	$(12,073)	(3.8)%
Down 25 basis points(1)	$(20,731)	$(14,695)	$(6,036)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$20,762	$14,695	$6,067	1.9%
Up 50 basis points	$41,583	$29,389	$12,194	3.8%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2024	960,074	$24.79	960,074	—
May 1 - May 31, 2024	2,045,642	$24.51	2,045,642	—
June 1 - June 30, 2024	1,707,319	$24.61	1,707,319	—
Total	4,713,035		4,713,035	—
____________________
(1) Repurchases are limited as described above.

Sale of Unregistered Securities
On May 1, 2024, we received $1,400 relating to the sale of approximately 57,909 Class I shares to an accredited investor at the per share purchase price of $24.1759. The sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2024.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER CONDELLES
Christopher Condelles Chief Financial Officer (Principal Accounting and Financial Officer)