Form 10-K/A
period 2023-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2024-10-02
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K/A
Amendment No. 1
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
Auditor Name: Ernst & Young LLP Auditor Location: Philadelphia, PA Auditor Firm ID: 42

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders that was filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

FS Credit Real Estate Income Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “ Form 10-K/A”) to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024, for the sole purpose of filing revised certifications, filed as Exhibits 31.1 and 31.2 hereto, in order to include revised language in paragraph 4(b) of such certifications, which certain language in paragraph 4(b) was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2.

This Form 10-K/A consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this Form 10-K/A, the signature page, the revised certifications filed as Exhibits 31.1 and 31.2 and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Form 10-K/A. Except as described above, this Form 10-K/A does not reflect events occurring after the date of the filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K. The filing of this Form 10-K/A is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate (continued)

Amortization
2023 (remaining)	$—
2024	3,814
2025	3,814
2026	3,806
2027	3,803
Thereafter	12,168
Total	$27,404
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of December 31, 2023 and 2022.

	As of December 31, 2023
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.66%(5)	$193,723	$—	December 18, 2036	$291,770	$289,465
2021-FL2 Notes	+1.65%(5)	633,021	—	May 5, 2038	746,616	735,232
2021-FL3 Notes	+1.62%(5)	928,483	—	November 4, 2036	1,133,887	1,127,552
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,072,212	1,059,356
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	663,202	653,507
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	733,143	727,826
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	789,955	784,845
		4,336,255	—		5,430,785	5,377,783
Repurchase Agreements
WF-1 Facility	+2.00%(3)	35,794	564,206	August 30, 2024	45,207	44,407
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,068
RBC Facility	+1.32%	29,940	—	N/A	42,293	39,796
BB-1 Facility	+1.96%(5)	11,474	688,526	February 21, 2025	14,802	14,713
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,991	89,438
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	March 1, 2024	276,478	276,233
Lucid Facility	+1.15%	15,693	—	N/A	23,849	23,718
		259,219	2,046,414		577,067	572,373
Revolving Credit Facilities
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,945	1,139,895
Barclays Facility	+2.35%(8)	70,000	240,000	August 1, 2025	—	—
		920,000	390,000		1,148,945	1,139,895

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	155,498	182,557
Total		$5,640,174	$2,438,414		$7,312,295	$7,272,608
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
(1)    During the years ended December 31, 2023, 2022 and 2021, ordinary dividends were 99%, 100% and 94%, respectively, of total distributions, and qualifying dividends were 1%, 0% and 4%, respectively, of total distributions.
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
Note 9. Fair Value of Financial Instruments (continued)
increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
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

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP') .
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

PART IV
Item 15.        Exhibits, Financial Statement Schedules.
a. Documents Filed as Part of this Report
(1)    The following financial statements are set forth in Item 8:
(2)    The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	44
(3)    See b. below.
b. Exhibits
Please note that the agreements included as exhibits to this Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Credit Real Estate Income Trust, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
The following exhibits are filed as part of this Form 10-K/A or hereby incorporated by reference to exhibits previously filed with the SEC:

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

4.3	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

10.2	Form of Restricted Share Award Certificate (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on June 6, 2017).

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

10.12
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

10.78
Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.79
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

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (incorporated by reference to the signature page of the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 15, 2024).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 2, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)