Form 10-Q
period 2024-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2024-11-14
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
As of November 8, 2024, there were 756,004 outstanding shares of Class F common stock, 906,648 outstanding shares of Class Y common stock, 914,854 outstanding shares of Class T common stock, 65,546,321 outstanding shares of Class S common stock, 450,051 outstanding shares of Class D common stock, 4,692,963 outstanding shares of Class M common stock and 49,027,443 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$139,399	$147,035
Restricted cash	80,495	108,966
Loans receivable, held-for-investment, net of credit loss allowances of $132,265 and $79,851	7,338,681	7,702,368
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $173 and $71	77,327	75,238
Mortgage-backed securities, at fair value, credit loss allowances of $17,266 and $17,582	336,504	235,235
Investments in real estate, net	390,252	183,341
Receivable for investments sold and repaid	114,560	8,180
Interest receivable	53,796	42,292
Other assets	15,761	13,071
Mortgage loans held in securitization trusts, at fair value	1,650,668	950,972
Total assets(1)	$10,197,443	$9,466,698
Liabilities
Collateralized loan obligations, net	$3,808,615	$4,301,970
Repurchase agreements payable, net	849,291	256,730
Credit facilities payable, net	910,234	910,197
Mortgage note payable, net	124,190	123,657
Due to related party	102,842	113,501
Interest payable	31,779	30,593
Payable for shares repurchased	72,028	27,397
Other liabilities	38,442	32,146
Mortgage obligations issued by securitization trusts, at fair value	1,501,303	878,545
Total liabilities(1)	7,438,724	6,674,736
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 753,468 and 734,184 issued and outstanding, respectively	8	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 906,648 and 906,648 issued and outstanding, respectively	9	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 916,716 and 1,312,367 issued and outstanding, respectively	9	13
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,572,078 and 64,584,819 issued and outstanding, respectively	646	646
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 438,556 and 646,101 issued and outstanding, respectively	4	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,659,328 and 4,939,668 issued and outstanding, respectively	47	49
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 48,896,785 and 47,503,635 issued and outstanding, respectively	489	475
Additional paid-in capital	2,896,704	2,869,801
Accumulated other comprehensive income (loss)	(4,595)	(6,986)
Retained earnings (accumulated deficit)	(134,602)	(72,058)
Total stockholders' equity	2,758,719	2,791,962
Total liabilities and stockholders' equity	$10,197,443	$9,466,698
_______________________________
(1)    The September 30, 2024 and December 31, 2023 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of September 30, 2024 and December 31, 2023, assets of the VIEs totaled $6,692,585 and $6,509,285, respectively, and liabilities of the VIEs totaled $5,321,027 and $5,194,011, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Interest income	$192,570	$192,867	$575,949	$551,164
Less: Interest expense	(118,066)	(110,572)	(340,422)	(315,461)
Interest income on mortgage loans held in securitization trusts	17,871	4,363	44,519	11,590
Less: Interest expense on mortgage obligations issued by securitization trusts	(15,835)	(3,425)	(39,328)	(9,283)
Net interest income	76,540	83,233	240,718	238,010
Other expenses
Management fee	9,614	9,092	28,526	25,514
Performance fee	4,190	6,354	16,141	17,742
General and administrative expenses	11,738	10,008	34,439	30,446
Real estate operating expenses	2,800	—	5,635	—
Depreciation and amortization	4,251	—	7,921	—
Interest expense on real estate	2,367	—	7,079	—
Less: Expense limitation	—	—	—	(148)
Add: Expense recoupment to sponsor	—	753	—	753
Net other expenses	34,960	26,207	99,741	74,307
Other income (loss)
Credit loss expense, net	5,190	101	(54,507)	(42,130)
Real estate operating income	6,722	—	16,799	—
Net change in unrealized gain (loss) on interest rate cap	(1,761)	(762)	(3,509)	(1,370)
Net realized gain (loss) on mortgage-backed securities, fair value option	22	—	355	—
Net realized gain (loss) on extinguishment of debt	99	265	273	265
Net realized gain (loss) on real estate, net	357	—	357	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(86)	45	355	325
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	458	(213)	1,536	(742)
Other income (loss), net	—	(234)	—	(1,931)
Total other income (loss)	11,001	(798)	(38,341)	(45,583)
Net income before income taxes	52,581	56,228	102,636	118,120
Income tax expense	(478)	(274)	(1,748)	(2,260)
Net income	52,103	55,954	100,888	115,860
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$52,100	$55,951	$100,877	$115,849
Per share information—basic and diluted
Net income per share of common stock - basic	$0.42	$0.48	$0.81	$1.04
Net income per share of common stock - diluted	$0.41	$0.48	$0.80	$1.04

Weighted average common stock outstanding - basic	124,460,864	116,419,969	123,893,732	111,391,684
Weighted average common stock outstanding - diluted	126,137,752	116,419,969	125,347,598	111,391,684

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$52,103	$55,954	$100,888	$115,860
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	805	2,242	2,391	3,777
Total other comprehensive income (loss)	805	2,242	2,391	3,777
Comprehensive income	$52,908	$58,196	$103,279	$119,637

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended September 30, 2024
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
Common stock issued	1	—	—	15	—	(5)	29	87,850	—	—	87,890
Distributions declared	—	—	—	—	—	—	—	—	—	(54,813)	(54,813)
Proceeds from distribution reinvestment plan	—	—	—	5	—	1	5	26,777	—	—	26,788
Repurchases of common stock	—	—	(1)	(22)	—	(1)	(51)	(178,980)	—	—	(179,055)
Stockholder servicing fees	—	—	—	—	—	—	—	1,108	—	—	1,108
Offering costs	—	—	—	—	—	—	—	(661)	—	—	(661)
Restricted stock units issued	—	—	—	—	—	—	—	7,694	—	—	7,694
Net income	—	—	—	—	—	—	—	—	—	52,103	52,103
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	805	—	805
Balance as of September 30, 2024	$8	$9	$9	$646	$4	$47	$489	$2,896,704	$(4,595)	$(134,602)	$2,758,719
Three Months Ended September 30, 2023
Balance as of June 30, 2023	$7	$9	$15	$617	$7	$48	$435	$2,697,971	$(10,371)	$(58,235)	$2,630,503
Common stock issued	—	—	—	35	—	2	34	171,891	—	—	171,962
Distributions declared	—	—	—	—	—	—	—	—	—	(51,016)	(51,016)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	25,185	—	—	25,196
Repurchases of common stock	1	—	(1)	(16)	—	(2)	(11)	(71,280)	—	—	(71,309)
Stockholder servicing fees	—	—	—	—	—	—	—	(4,464)	—	—	(4,464)
Offering costs	—	—	—	—	—	—	—	(1,297)	—	—	(1,297)
Restricted stock units issued	—	—	—	—	—	—	—	7,366	—	—	7,366
Net income	—	—	—	—	—	—	—	—	—	55,954	55,954
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	—	2,242	—	2,242
Balance as of September 30, 2023	$8	$9	$14	$641	$7	$48	$464	$2,825,372	$(8,129)	$(53,300)	$2,765,134
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	1	—	—	60	—	—	87	338,664	—	—	338,812
Distributions declared	—	—	—	—	—	—	—	—	—	(163,421)	(163,421)
Proceeds from distribution reinvestment plan	—	—	—	16	—	2	16	80,639	—	—	80,673
Repurchases of common stock	—	—	(4)	(76)	(2)	(4)	(89)	(412,525)	—	—	(412,700)
Stockholder servicing fees	—	—	—	—	—	—	—	(250)	—	—	(250)
Offering costs	—	—	—	—	—	—	—	(2,554)	—	—	(2,554)
Restricted stock units issued	—	—	—	—	—	—	—	22,929	—	—	22,929
Net income	—	—	—	—	—	—	—	—	—	100,888	100,888
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	—	—	—	—	—	2,391	—	2,391
Balance as of September 30, 2024	$8	$9	$9	$646	$4	$47	$489	$2,896,704	$(4,595)	$(134,602)	$2,758,719
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	129	—	6	149	685,119	—	—	685,403
Distributions declared	—	—	—	—	—	—	—	—	—	(141,076)	(141,076)
Proceeds from distribution reinvestment plan	—	—	—	15	—	1	13	68,641	—	—	68,670
Repurchases of common stock	(1)	—	(2)	(52)	—	(5)	(38)	(240,336)	—	—	(240,434)
Stockholder servicing fees	—	—	—	—	—	—	—	(18,214)	—	—	(18,214)
Offering costs	—	—	—	—	—	—	—	(5,159)	—	—	(5,159)
Restricted stock units issued	—	—	—	—	—	—	—	20,682	—	—	20,682
Net income	—	—	—	—	—	—	—	—	—	115,860	115,860
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	—	—	—	—	—	3,777	—	3,777
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of September 30, 2023	$8	$9	$14	$641	$7	$48	$464	$2,825,372	$(8,129)	$(53,300)	$2,765,134
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$100,888	$115,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Restricted stock units	22,929	20,682
Amortization of deferred fees on loans and debt securities	(10,921)	(11,636)
Amortization of deferred financing costs and discount	16,774	16,059
Credit loss expense, net	54,507	42,130
Net unrealized (gain) loss on valuation of interest rate cap	3,509	1,370
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	(355)	—
Real estate depreciation and amortization	7,921	5,501
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(355)	(325)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(1,536)	742
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	—	605
Interest receivable	(11,504)	(3,747)
Other assets	(6,122)	1,756
Due to related party	(1)	753
Interest payable	1,186	9,343
Other liabilities	5,462	2,526
Net cash provided by (used in) operating activities	182,382	201,619
Cash flows used in investing activities
Origination and fundings of loans receivable	(752,822)	(1,014,971)
Principal collections from loans receivable, held-for-investment	745,399	586,298
Exit and extension fees received on loans receivable, held-for-investment	4,384	851
Purchases of mortgage-backed securities, at fair value	(114,910)	(86,636)
Principal repayments of mortgage-backed securities, at fair value	17,980	22,387
Purchases of mortgage loans held in securitization trusts, at fair value	(148,064)	—
Principal repayments of mortgage loans held in securitization trusts at fair value	72,822	—
Capital improvements to real estate	(705)	(128)
Net cash provided by (used in) investing activities	(175,916)	(492,199)
Cash flows from financing activities
Issuance of common stock	338,812	685,403
Repurchases of common stock	(368,069)	(273,855)
Stockholder distributions paid	(82,907)	(70,506)
Stockholder servicing fees paid	(10,857)	(10,074)
Offering costs paid	(2,554)	(5,159)
Borrowings under repurchase agreements	718,695	122,261
Repayments under repurchase agreements	(126,690)	(640,322)
Borrowings under credit facilities	328,850	807,084
Repayments under credit facilities	(325,500)	(268,066)
Repayment of collateralized loan obligations	(502,961)	(40,029)
Payment of deferred financing costs	(9,392)	(2,900)
Net cash provided by (used in) financing activities	(42,573)	303,837
Total increase (decrease) in cash, cash equivalents and restricted cash	(36,107)	13,257
Cash, cash equivalents and restricted cash at beginning of period	256,001	201,618
Cash, cash equivalents and restricted cash at end of period	$219,894	$214,875

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$322,462	$290,059
Accrued stockholder servicing fee	$(10,607)	$8,140
Distributions payable	$8,609	$8,717
Reinvestment of stockholder distributions	$80,673	$68,670
Payable for shares repurchased	$72,028	$27,067
Loan principal payments held by servicer	$114,560	$46,316
Payable for investments purchased	$—	$6,663
Purchase of mortgage loans held in securitization trusts at fair value	$—	$(6,663)
Mortgage obligations issued by securitization trusts, at fair value	$1,501,303	$298,170
Transfer of loans receivable held for investments to investments in real estate, net	$(215,528)	$—
Modifications accounted for as repayments and new loans	$66,869	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of September 30, 2024. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$139,399	$166,940
Restricted cash	80,495	47,935
Total cash, cash equivalents and restricted cash	$219,894	$214,875
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
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and nine months ended September 30, 2024. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to the adoption of ASU 2016-13, as discussed below.
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
The Company receives foreclosed properties in settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized within Credit loss expense and the cumulative reserve on the loan is charged off. A gain may be recognized if the fair value of the property exceeds the carrying value of the loan.
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
The Company reviews its real estate assets, from time to time, in order to determine whether to sell such assets. Real estate assets are classified as held for sale when the Company commits to a plan to sell the asset, when the asset is being actively marketed for sale

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
at a reasonable price and the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Real estate assets that are held for sale are carried at the lower of the asset’s carrying amount or its fair value less costs to sell.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to September 30, 2024, the Company incurred offering costs of $27,036, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company did not incur any interest or penalties and none were accrued at September 30, 2024.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of September 30, 2024 and September 30, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Number of loans	144	143
Principal balance	$7,472,989	$7,778,599
Net book value	$7,338,681	$7,702,368
Unfunded loan commitments(1)	$259,911	$390,312
Weighted-average cash coupon(2)(3)	+3.75%	+3.86%
Weighted-average all-in yield(2)(3)	+3.88%	+3.92%
Weighted-average maximum maturity (years)(4)	2.4	3.1
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
(3)    As of September 30, 2024 and December 31, 2023, the one-month SOFR rate was 5.22% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.
For the nine months ended September 30, 2024 and 2023, the activity in the Company's loan portfolio, was as follows:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	For the Nine Months Ended September 30,
	2024	2023
Loans receivable at beginning of period	$7,782,219	$7,350,315
Loan fundings(1)	819,691	1,014,971
Loan repayments(1)	(918,648)	(631,692)
Amortization of deferred fees on loans	7,596	5,159
Exit and extension fees received on loans receivable	(4,384)	(851)
Transfer to investments in real estate, net(2)	(215,528)	—
Total loans receivable	7,470,946	7,737,902
CECL reserve	(132,265)	(72,270)
Loans receivable, net	$7,338,681	$7,665,632
__________________________
(1)    Inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 19, 2024, a new collateral secured loan with a new unrelated borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430. The new loan has a risk rating of 3 as of September 30, 2024.
(2)    Refer to Note 5 "Real Estate" for further discussion.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)		December 31, 2023
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,185,320	56%	$4,774,344	61%
Hospitality	1,040,769	14%	1,029,327	13%
Industrial	868,930	12%	714,821	9%
Office	543,323	7%	562,643	8%
Retail	516,680	7%	268,571	3%
Mixed Use	189,852	3%	206,114	3%
Various	109,898	1%	129,712	2%
Self Storage	16,174	0%	96,687	1%
Total loans receivable	7,470,946	100%	7,782,219	100%
CECL reserve	(132,265)		(79,851)
Loans receivable, net	$7,338,681		$7,702,368

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	September 30, 2024 (Unaudited)		December 31, 2023
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,574,207	48%	$3,879,708	50%
West	1,448,941	19%	1,459,857	19%
Northeast	1,430,286	19%	1,442,656	18%
Various	680,842	9%	678,430	9%
Midwest	336,670	5%	321,568	4%
Total loans receivable	7,470,946	100%	7,782,219	100%
CECL reserve	(132,265)		(79,851)
Loans receivable, net	$7,338,681		$7,702,368
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	September 30, 2024 (Unaudited)			December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	131	6,906,093	92%	132	7,353,659	95%
4	10	385,145	5%	9	374,697	5%
5	3	179,708	3%	2	53,863	—
Total loans receivable	144	7,470,946	100%	143	7,782,219	100%
CECL reserve		(132,265)			(79,851)
Loans receivable, net, at end of period		$7,338,681			$7,702,368
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following table presents the net book value of its loans receivable, held-for-investment portfolio as of September 30, 2024 and December 31, 2023, respectively, by year of origination and risk rating:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Net Book Value of Loans Receivable by Year of Origination September 30, 2024 (Unaudited)

Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	653,335	719,052	3,349,001	2,063,625	57,180	63,900	6,906,093
4	—	—	146,772	200,811	15,000	22,562	385,145
5	—	—	162,037	—	17,671	—	179,708
Total loans receivable	$653,335	$719,052	$3,657,810	$2,264,436	$89,851	$86,462	$7,470,946
CECL reserve							(132,265)
Loans receivable, net							$7,338,681

	Net Book Value of Loans Receivable by Year of Origination December 31, 2023

Risk Rating	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	757,348	3,714,430	2,691,177	84,292	64,966	41,446	7,353,659
4	—	309,611	49,673	—	15,413	—	374,697
5	—	—	36,192	17,671	—	—	53,863
Total loans receivable	$757,348	$4,024,041	$2,777,042	$101,963	$80,379	$41,446	7,782,219
CECL reserve							(79,851)
Loans receivable, net							$7,702,368
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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three and nine months ended September 30, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (Decrease) in general CECL reserve	37,985	1,964	39,949
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of March 31, 2024	$112,059	$7,741	$119,800
Increase (Decrease) in general CECL reserve	18,646	(650)	17,996
Increase (Decrease) in specific CECL reserve	1,606	—	1,606
CECL reserve as of June 30, 2024	$132,311	$7,091	$139,402
Increase (Decrease) in general CECL reserve	(5,037)	1,616	(3,421)
Increase (Decrease) in specific CECL reserve	(2,391)	—	(2,391)
Charge-offs in specific CECL reserve(1)	(1,325)	—	(1,325)
CECL reserve as of September 30, 2024	$123,558	$8,707	$132,265

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in CECL reserve	1,224	378	1,602
CECL reserve as of March 31, 2023	$36,680	$4,341	$41,021
Increase (Decrease) in general CECL reserve	29,456	1,162	30,618
Increase (Decrease) in specific CECL reserve	2,967	—	2,967
CECL reserve as of June 30, 2023	$69,103	$5,503	$74,606
Increase (Decrease) in general CECL reserve	(2,291)	(45)	(2,336)
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of September 30, 2023	$66,812	$5,458	$72,270
__________________________
(1)    The charge-off related to one previously impaired loan that was resolved during the three months ended September 30, 2024. The resolution was the result of a foreclosure acquisition related to an office asset in Seattle, WA, which is now included on our consolidated balance sheet in investments in real estate, net. Refer to Note 5 "Real Estate" for further discussion.
During the nine months ended September 30, 2024 and 2023, the Company recorded an increase of $52,414 and $72,270, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $132,265 as of September 30, 2024.
The following table summarizes our risk rated 5 loans as of September 30, 2024, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	12/10/2020	Fox Hills, CA	Office	$17,671	$858	Cost recovery - December 2023
Senior Loan	5/18/2022	New Rochelle, NY	Multifamily	$105,000	$—	Cash basis - March 2024
Senior Loan	2/15/2022	Antioch, TN	Multifamily	$57,037	$—	Cash basis - September 2024
The risk rated 5 loans were determined to be collateral dependent as of September 30, 2024. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on each loan's collateral fair value, which was determined by applying a capitalization rate of 5.50% and a discount rate between 7.25% and 9.50%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
September 30, 2024	$6,996,612	$74,332	$—	$394,040	$7,464,984
December 31, 2023	$7,659,065	$50,109	$15,343	$51,492	$7,776,009
As of September 30, 2024, the Company had four loans with interest income payments 90 days or more past due that were not placed on non-accrual status with a total amortized cost of $180,097.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of September 30, 2024, the Company had unfunded commitments of $259,911. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three and nine months ended September 30, 2024 and 2023:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	$2,351	$38	$2,389
Increase (Decrease) in general CECL reserve	402	1	403
CECL reserve as of June 30, 2024	$2,753	$39	$2,792
Increase (Decrease) in general CECL reserve	(240)	(2)	(242)
CECL reserve as of September 30, 2024	$2,513	$37	$2,550

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Increase (Decrease) in CECL reserve	(33)	1	(32)
CECL reserve as of March 31, 2023	$1,096	$35	$1,131
Increase (Decrease) in general CECL reserve	638	(3)	635
CECL reserve as of June 30, 2023	$1,734	$32	$1,766
Increase (Decrease) in general CECL reserve	(122)	(8)	(130)
CECL reserve as of September 30, 2023	$1,612	$24	$1,636
During the nine months ended September 30, 2024 and 2023, the Company recorded an increase of $982 and $1,636, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the Company's total CECL reserve on its unfunded loan commitments to $2,550 as of September 30, 2024.

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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of September 30, 2024 and December 31, 2023, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
September 30, 2024 (Unaudited)
CMBS, available-for-sale	$170,351	$166,409	$(17,266)	$499	$(5,094)	$144,548	10.02%(1)	13.6
CMBS, fair value option	$193,060	$191,168	$—	$1,064	$(275)	$191,956	7.52%(1)	3.5
December 31, 2023
CMBS, available-for-sale	$172,392	$169,326	$(17,582)	$239	$(7,224)	$144,759	10.08%(2)	14.4
CMBS, fair value option	$92,749	$90,042	$—	$847	$(414)	$90,476	7.57%(2)	2.9
__________________________
(1)    Calculated using the one-month SOFR rate of 5.22% as of September 30, 2024.
(2)    Calculated using the one-month SOFR rate of 5.34% as of December 31, 2023.
As of September 30, 2024, there were two CMBS, available for sale on non-accrual status with a total amortized cost of $26,018. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

Nine Months Ended September 30, 2024
Allowance for credit losses as of December 31, 2023	$(17,582)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	894
Allowance for credit losses as of March 31, 2024	$(16,688)
Additions on securities for which credit losses were not previously recorded	287
(Increase) decrease on securities with previously recorded credit losses	—
Allowance for credit losses as of June 30, 2024	$(16,401)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(865)
Allowance for credit losses as of September 30, 2024	$(17,266)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
September 30, 2024 (Unaudited)
CMBS, available-for-sale	$—	$70,794	$—	$(5,094)
December 31, 2023
CMBS, available-for-sale	$—	$108,128	$—	$(7,224)
As of September 30, 2024 and December 31, 2023, there were eight and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of September 30, 2024 and December 31, 2023, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2024 (Unaudited)
CMBS, held-to-maturity	$77,500	$(173)	$77,327	$—	$(1,689)	$75,638
December 31, 2023
CMBS, held-to-maturity	$75,309	$(71)	$75,238	$—	$(2,282)	$72,956
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three and nine months ended September 30, 2024 and 2023:

CECL Reserve as of December 31, 2023	$71
Increase (Decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	$155
Increase (Decrease) in CECL reserve	19
CECL reserve as of June 30, 2024	$174
Increase (Decrease) in CECL reserve	(1)
CECL reserve as of September 30, 2024	$173

CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(283)
CECL reserve as of March 31, 2023	$656
Increase (Decrease) in CECL reserve	(268)
CECL reserve as of June 30, 2023	$388
Increase (Decrease) in CECL reserve	(317)
CECL reserve as of September 30, 2023	$71

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of September 30, 2024 and December 31, 2023, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
September 30, 2024 (Unaudited)
CMBS, held-to-maturity	$77,500	$—	$47,383	$30,117	$—
December 31, 2023
CMBS, held-to-maturity	$75,309	$—	$45,188	$30,121	$—
Note 5. Real Estate
Investments in real estate, net, consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Building and building improvements	$277,642	$120,527
Land and land improvements	80,717	39,186
Furniture, fixtures and equipment	4,694	1,064
In-place lease intangibles	46,086	33,530
Total	409,139	194,307
Accumulated depreciation and amortization	(18,887)	(10,966)
Investments in real estate, net	$390,252	$183,341
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2024 (remaining)	$4,760
2025	8,072
2026	5,193
2027	5,098
2028	3,879
Thereafter	8,365
Total	$35,367
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2024	$6,687
2025	19,662
2026	15,584
2027	15,034
2028	15,034
Thereafter	24,279
Total	$96,280

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

During the three and nine months ended September 30, 2024, the Company received the following foreclosed properties in settlement of loans held for investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
August 2024(1)	Multifamily	Atlanta, GA	$50,473
August 2024(2)	Multifamily	Arlington, TX	35,563
September 2024(3)	Multifamily	Austin, TX	95,807
September 2024(4)	Office	Seattle, WA	32,282
Total real estate acquisitions			$214,125
__________________________
(1)    In August 2024, the Company acquired a multifamily property located in Atlanta, GA via foreclosure. The property previously collateralized a senior loan receivable held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above.
(2)    In August 2024, the Company acquired a multifamily property located in Arlington, TX via foreclosure. The property previously collateralized senior and mezz loan receivables held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above.
(3)    In September 2024, the Company acquired a multifamily property located in Austin, TX via foreclosure. The property previously collateralized a senior loan receivable held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above.
(4)    In September 2024, the Company acquired an office property located in Seattle, WA via foreclosure. The property previously collateralized a senior loan receivable held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+1.79%(5)	$142,892	$—	December 18, 2036	$213,421	$208,587
2021-FL2 Notes	+1.71%(5)	531,413	—	May 5, 2038	667,390	660,689
2021-FL3 Notes	+1.65%(5)	803,183	—	November 4, 2036	985,897	973,600
2022-FL4 Notes	+2.29%(5)	673,298	—	January 31, 2039	863,056	849,973
2022-FL5 Notes	+2.81%(5)	503,884	—	June 17, 2037	633,009	621,086
2022-FL6 Notes	+2.84%(5)	547,583	—	August 19, 2037	748,188	737,738
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	760,744	753,263
		3,833,295	—		4,871,705	4,804,936
Repurchase Agreements
WF-1 Facility	(3)	—	600,000	August 30, 2025	—	—
GS-1 Facility	+2.06%(4)	332,133	117,867	January 26, 2025	459,371	460,855
BB-1 Facility	+1.96%(5)	80,914	619,086	February 21, 2025	101,588	102,278
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	52,497	52,250
RBC Facility	+0.87%(7)	131,628	—	N/A	120,043	120,643
NTX-1 Facility	+1.90%(3)	48,000	202,000	November 10, 2024	59,989	61,050
BMO-1 Facility	+2.00%(3)	165,200	—	February 28, 2025	219,618	219,402
Lucid Facility	+0.85%	55,813	—	N/A	35,418	35,090
		851,225	1,651,416		1,048,524	1,051,568
Revolving Credit Facility
MM-1 Facility	+2.30%(6)	923,350	76,650	September 20, 2031	1,194,226	1,181,453
Barclays Facility	(8)(9)	—	425,000	April 24, 2027	—	—
		923,350	501,650		1,194,226	1,181,453

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	152,901	185,208
Total		$5,732,570	$2,155,066		$7,267,356	$7,223,165
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
(7)    Borrowings under the RBC Facility consists of one or more floating and fixed rate transactions. Fixed rate transactions are reflected as a spread over the relevant floating benchmark rate.
(8)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
(9)    Aggregate commitments amount to $425,000. Revolving credit termination date in respect of $400,000 of the lender's commitments is April 24, 2027, while the termination date of the remaining $25,000 commitments is August 1, 2025.

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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $5,720,387 and 7.60%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $5,645,887 and 7.24%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2024 and December 31, 2023.

FS Credit Real Estate Income Trust, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of September 30, 2024 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2024	$29,097	$48,000	$—	$—	$77,097
2025	122,024	615,784	—	124,700	862,508
2026	1,473,575	—	—	—	1,473,575
2027	2,115,753	—	—	—	2,115,753
2028	65,460	—	—	—	65,460
Thereafter	27,386	187,441	923,350	—	1,138,177
Total	$3,833,295	$851,225	$923,350	$124,700	$5,732,570
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

	As of September 30, 2024 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2019-FL1	11	$214,073
2021-FL2	22	633,060
2021-FL3	27	985,993
2022-FL4	26	863,119
2022-FL5	23	633,043
2022-FL6	24	748,247
2022-FL7	18	760,814
Total	151	$4,838,349
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

	September 30,
	2024	2023
Face value	$3,833,295	$4,343,790
Unamortized deferred financing costs	(18,046)	(27,733)
Unamortized discount	(6,634)	(9,785)
Net book value	$3,808,615	$4,306,272

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

	September 30,
	2024	2023
Face value	$851,225	$242,175
Unamortized deferred financing costs	(1,934)	(2,718)
Net book value	$849,291	$239,457
WF-1 Facility
On August 28, 2024, WF-1 entered into a Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 12 to Master Repurchase and Securities Contract (the “Amendment”) with Wells Fargo Bank, National Association (“Wells”), amending the Master Repurchase and Securities Contract, dated as of August 30, 2017, between WF-1, as seller, and Wells, as buyer. The Amendment provides for, among other things, an extension of the Master Repurchase and Securities Contract’s maturity date and funding period.
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

	September 30,
	2024	2023
Face value	$923,350	$850,000
Unamortized deferred financing costs	(13,116)	(10,493)
Net book value	$910,234	$839,507
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

	September 30,
	2024	2023
Face value	$124,700	$124,700
Unamortized deferred financing costs	(510)	(1,220)
Net book value	$124,190	$123,480
Note 7. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Base Management Fee
Pursuant to the fourth amended and restated advisory agreement dated as of December 1, 2022 or the Advisory Agreement, FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company's Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company's base management fee, the Company will use its NAV before giving effect to accruals for such fee, the performance fee, the administrative services fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company's Class F or Class Y shares.
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
On the last day of any fiscal quarter in which the Company achieves the Performance Conditions (the “Performance Achievement Date”), the Company will issue to the Adviser Entities the number of Class I shares equal in value to the Excess Distributable Income for such quarter in respect of any outstanding Class I PCRs. The Adviser Entities, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the PCR Agreement for a period of six (6) months from the date of issuance. Thereafter, upon ten days’ written notice to the Company by the Adviser Entities, the Company must repurchase any Class I shares requested to be repurchased by the Adviser Entities at the then current transaction price per Class I share; provided that no repurchase shall be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law. If, prior to the Performance Achievement Date, (i) the Advisory Agreement is terminated in accordance with Section 12(b) of the Advisory Agreement (other than Section 12(b)(iii) thereof) or (ii) the sub-advisory agreement is terminated in accordance with Section 9(b) thereof (other than Section 9(b)(v) thereof), any rights related to the Class I PCRs evidenced thereby by the terminated party as of the date of such termination shall immediately vest and the Company shall issue the number of Class I shares issuable upon such vesting. If, prior to the Performance Achievement Date, either of the Adviser Entities resigns as the adviser or sub-adviser, respectively, of the Company, then any rights related to the Class I PCRs evidenced thereby as of the date of such resignation shall remain outstanding and Class I shares issuable in respect thereof shall be issued upon achievement of the Performance Conditions.
Administrative Services Fee
Pursuant to the Advisory Agreement, FS Real Estate Advisor is entitled to an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. The administrative services fee is payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
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
At least annually, the Company’s board of directors reviews the amount of the administrative services fees and expenses reimbursable to FS Real Estate Advisor, Rialto and unaffiliated third-parties to determine whether such amounts are reasonable in

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
relation to the services provided. The Company will not reimburse FS Real Estate Advisor or Rialto for any services for which it receives a separate fee or for any administrative expenses allocated to employees to the extent they serve as executive officers of the Company.
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the nine months ended September 30, 2024 and 2023, $6,901 and $7,418, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company. During the nine months ended September 30, 2024 and 2023, $3,000 and $0, respectively, in capital markets fees, were paid to affiliates of FS Real Estate Advisor.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $27,279 for the period from November 7, 2016 (Inception) to September 30, 2024. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the nine months ended September 30, 2024, the Company paid $2,554 to FS Real Estate Advisor for offering costs previously funded. As of September 30, 2024, $4,116 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Valuation Services Fee

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, FS Real Estate Advisor has engaged Rialto to provide periodic valuations of certain investments held by the Company and is entitled to a fee of $1 for each valuation of an individual investment. Rialto shall not be entitled to a fee when an individual investment is valued by an independent valuation firm. Any fees paid to our adviser, the sub-adviser, or their affiliates for any such services does not reduce the advisory fees or the administrative services fees. Any such arrangements are at market terms and rates
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three and nine months ended September 30, 2024 and 2023:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2024	2023	2024	2023
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,614	$9,092	$28,526	$25,514
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$4,190	$6,354	$16,141	$17,742
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	$7,694	$7,366	$22,929	$20,682
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$—	$—	$3,000	$—
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	$108	$108	$331	$329
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	$1,138	$3,405	$6,901	$7,418
_______________________
(1)    During the nine months ended September 30, 2024 and 2023, FS Real Estate Advisor received $28,283 and $23,949, respectively, in cash as payment for base management fees. As of September 30, 2024, $9,609 in base management fees were payable to FS Real Estate Advisor.
(2)    During the nine months ended September 30, 2024 and 2023, $17,506 and $16,160, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2024, $4,249 performance fees were payable to FS Real Estate Advisor.
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
(4)     During the nine months ended September 30, 2024 and 2023, $331 and $214, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2024 and December 31, 2023, the Company accrued $102,842 and $113,501, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
During the nine months ended September 30, 2024 no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
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
As of September 30, 2024, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,670 and $428, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the nine months ended September 30, 2024 and 2023:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	127,641	6,143,925	59,059	596,459	7,042,858	13,969,942
Reinvestment of distributions	21,592	—	18,982	1,648,891	10,351	87,384	1,573,635	3,360,835
Repurchases of common stock	(2,308)	—	(37,422)	(7,564,986)	(23,841)	(293,289)	(8,856,707)	(16,778,553)
Transfers in or out	—	—	(504,852)	(240,571)	(253,114)	(670,894)	1,633,364	(36,067)
Balance as of September 30, 2024	753,468	906,648	916,716	64,572,078	438,556	4,659,328	48,896,785	121,143,579

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	3,171	154,026	1,470	14,969	165,176	338,812
Reinvestment of distributions	546	—	471	41,343	258	2,179	35,876	80,673
Repurchases of common stock	(58)	—	(929)	(189,676)	(594)	(7,315)	(214,128)	(412,700)
Transfers in or out	—	—	(10,699)	(6,033)	(6,040)	(16,741)	39,513	—
Accrued stockholder servicing fees(1)	—	—	(20)	(220)	(4)	(6)	—	(250)
Balance as of September 30, 2024	$18,401	$22,371	$23,232	$1,497,727	$11,079	$108,498	$1,173,828	$2,855,136

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	72,725	12,869,916	131,578	734,839	14,478,091	28,287,149
Reinvestment of distributions	22,334	—	33,745	1,484,600	12,790	83,733	1,140,038	2,777,240
Repurchases of common stock	(114,365)	—	(109,653)	(5,080,070)	(37,372)	(401,787)	(3,980,011)	(9,723,258)
Transfers in or out	(10,259)	—	(219,302)	(55,465)	(174,445)	(269,434)	748,035	19,130
Balance as of September 30, 2023	755,420	906,648	1,378,393	64,127,317	675,550	4,792,423	46,397,317	119,033,068

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	1,812	322,941	3,275	18,333	339,042	685,403
Reinvestment of distributions	559	—	838	37,215	318	2,088	27,652	68,670
Repurchases of common stock	(2,862)	—	(2,723)	(127,360)	(929)	(10,015)	(96,545)	(240,434)
Transfers in or out	(257)	—	(5,447)	(1,390)	(4,338)	(6,722)	18,154	—
Accrued stockholder servicing fees(1)	—	—	(49)	(17,913)	(16)	(236)	—	(18,214)
Balance as of September 30, 2023	$18,448	$22,371	$32,904	$1,487,838	$16,727	$111,970	$1,120,545	$2,810,803
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the nine months ended September 30, 2024 and 2023, the Company repurchased 16,778,553 and 9,723,258, respectively, shares of common stock under its share repurchase plan representing a total of $412,700 and $240,434, respectively. In August 2024 and September 2024, the Company received repurchase requests equal to 2.24% and 2.38%, respectively, of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the third quarter of 2024 equaled 5.86% of the Company's aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for August 2024 and September 2024 and its 5% quarterly repurchase limitation for the third quarter of 2024 such that 100% of share repurchase requests timely received in August 2024 and September 2024 and the third quarter of 2024 were satisfied. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2024 or 2023, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2024:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 28, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
March 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
April 29, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
May 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
June 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
July 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
August 29, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
September 27, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
Total	$1.6191	$1.6191	$1.2258	$1.2258	$1.3293	$1.3293	$1.3851
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and nine months ended September 30, 2024, and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions:
Paid or payable in cash	$28,025	$25,820	$82,748	$72,406
Reinvested in shares	26,788	25,196	80,673	68,670
Total distributions	$54,813	$51,016	$163,421	$141,076
Source of distributions:
Cash flows from operating activities	$54,813	$51,016	$163,421	$141,076
Offering proceeds	—	—	—	—
Total sources of distributions	$54,813	$51,016	$163,421	$141,076
Net cash provided by (used in) operating activities(1)	$65,462	$81,922	$182,382	$201,619
______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for October 2024 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$52,100	$55,951	$100,877	$115,849

Denominator:
Weighted average common stock outstanding - basic	124,460,864	116,419,969	123,893,732	111,391,684
Weighted average common stock outstanding - diluted(1)	126,137,752	116,419,969	125,347,598	111,391,684

Net income per share of common stock - basic	$0.42	$0.48	$0.81	$1.04
Net income per share of common stock - diluted	$0.41	$0.48	$0.80	$1.04
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 1,984,758 and 1,248,779 of restricted stock units awarded as of September 30, 2024 and 2023, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2024 (Unaudited)				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$336,504	$—	$336,504	$—	$235,235	$—	$235,235	$—
Mortgage loans held in securitization trusts, at fair value	1,650,668	—	—	1,650,668	950,972	—	—	950,972
Interest rate cap	1,817	—	1,817	—	2,072	—	2,072	—
Total	$1,988,989	$—	$338,321	$1,650,668	$1,188,279	$—	$237,307	$950,972

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$1,501,303	—	$1,501,303	—	$878,545	—	$878,545	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2024:

	Mortgage loans held in securitization trusts, at fair value
	Nine Months Ended September 30,
	2024	2023
Fair value at beginning of period	$950,972	$324,263
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	39,825	6,366
Purchases	1,056,508	—
Sales and repayments	(396,637)	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	—
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$1,650,668	$330,629
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$39,825	$6,366
Included in other comprehensive income	—	—
______________________
(1)    For the nine months ended September 30, 2024 and 2023, unrealized gain of $39,825 and $6,366, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $38,391 and $7,135 related to mortgage obligations issued by securitization trusts, at fair value.
As of September 30, 2024, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2024, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.80% to 12.19% (weighted average blended yield of 9.88%) and a life of 1.75 years to 4.75 years (weighted average life of 3.24 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2024 (Unaudited)			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$219,894	$219,894	$219,894	$256,001	$256,001	$256,001
Loans receivable - held-for-investment(1)	$7,338,681	$7,472,989	$7,374,882	$7,702,368	$7,778,599	$7,695,871
Mortgage-backed securities held-to-maturity	$77,327	$80,300	$75,638	$75,238	$80,300	$72,956
Financial Liabilities
Repurchase agreements(2)	$849,291	$851,225	$851,225	$256,730	$259,219	$259,219
Credit facilities(2)	$910,234	$923,350	$923,350	$910,197	$920,000	$920,000
Collateralized loan obligations(2)(3)	$3,808,615	$3,826,661	$3,826,661	$4,301,970	$4,327,263	$4,327,263
Mortgage note payable(2)	$124,190	$124,700	$124,700	$123,657	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of September 30, 2024, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $147,946 and $150,850, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $1,650,668 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $147,946 at September 30, 2024) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Restricted cash	$54,990	$92,457
Loans receivable, held-for-investment	4,837,310	5,430,785
Interest receivable	35,237	26,891
Other assets	114,380	8,180
Mortgage loans held in securitization trusts, at fair value	1,650,668	950,972
Total assets	$6,692,585	$6,509,285

Liabilities
Collateralized loan obligations, net	$3,808,615	$4,301,970
Interest payable	10,338	12,963
Other liabilities	771	533
Mortgage obligations issued by securitization trusts, at fair value	1,501,303	878,545
Total liabilities	$5,321,027	$5,194,011
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $434,904 as of September 30, 2024.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of September 30, 2024.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2024	July 9, 2025	$1,817
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
			2024	2023	2024	2023
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(1,761)	$(762)	$(3,509)	$(1,370)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 13. Subsequent Events
The following is a discussion of material events that have occurred subsequent to September 30, 2024 through the issuance of the consolidated financial statements.
WF-2 Master Repurchase Agreement
On October 18, 2024, FS CREIT Finance WF-2 LLC (“WF-2”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement (the “Repurchase Agreement,” and together with the related transaction documents, the “Facility”), as seller, with Wells Fargo, National Association, as buyer (the “Buyer”), to finance the acquisition and origination of (i) whole, performing mortgage loans, senior interest and mortgage notes secured by a first lien on stabilized multifamily, manufactured housing, student housing, retail, industrial, office, self-storage, data center, parking garage and hospitality property (collectively, “Eligible Assets”).
Two pools of assets are expected to be funded. Funding of the first pool occurred on October 22, 2024, and funding of the second pool is anticipated to occur in the first quarter of 2025. Buyer is committed to fund future advances on each pool of assets upon satisfaction of the conditions precedent set forth in the transaction documents. The maximum amount of financing available under the Facility is up to $437,118 (comprised of an expected approximately $236,000 sale for the first pool and an expected approximately $158,000 sale for the second pool, plus future funding requirements for several of the assets to be financed under this Facility).
The initial availability period of the Facility (during which financing under the Facility may be used for acquisition and origination of new assets) is two years. WF-2 may request to extend the availability period on terms mutually agreeable among WF-2 and the Buyer.
In connection with the Repurchase Agreement, the Company entered into a Limited Guaranty (the “Guaranty”) pursuant to which the Company guarantees the prompt and complete payment and performance of the guaranteed obligations when due under the Facility, subject to limitations specified therein. The Guaranty may become full recourse to the Company upon the occurrence of certain events, including willful bad acts by the Company or WF-2.
The Repurchase Agreement and Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount not less than the greater of either (a) 75% of the net cash proceeds of any equity issuance by the Company plus 75% of the net available capital commitments (if any) callable by the Company, minus 75% of the amounts expended for equity redemptions or repurchases by the Company and (b) 75% of the then-current maximum amount; (ii) to maintain an EBITDA to interest expense ratio not less than 1.40 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio of less than 3.50 to 1.00; and (iv) to maintain minimum liquidity plus net available capital commitments at not less than the greater of (x) $15,000 and (y) 5% of the amount outstanding under the Facility.
Each transaction under the Facility to finance Eligible Assets will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In addition, any term of the Facility or the Guaranty may be amended in connection with any transaction.
2022-FL9 Notes
On October 21, 2024, the Company issued $746,894 of collateralized loan obligation notes, or the CLO9 Transaction, through the Sub-REIT and a wholly-owned financing subsidiary of the Sub-REIT, FS Rialto 2024-FL9 Issuer, LLC, a Delaware limited liability company, as issuer.
Natixis Master Repurchase Agreement
On November 8, 2024, FS CREIT Finance NTX-1 LLC (“NTX-1”), an indirect wholly owned, special purpose financing subsidiary of the Company, entered into a First Amendment (the “First Amendment”) to that certain Master Repurchase Agreement and Securities Contract, dated as of November 10, 2022, by and among NTX-1, as seller, the Company, as guarantor, and Natixis, New York Branch, as buyer. The First Amendment provides for, among other things, a maturity extension to November 10, 2025.
Foreclosure
In November 2024, the Company acquired one multifamily property located in Nashville, Tennessee via foreclosure. Prior to acquisition, the loan was placed on non-accrual and was risk rated "5" as of September 30, 2024.

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

Macroeconomic Environment
Economic growth continued to be strong during the third quarter of 2024, driven by a stout U.S. consumer while inflationary pressures moderated to 2.4% as of September 2024. Treasury yields steadily declined throughout most of the quarter while the FOMC enacted its first rate cut in more than four years, which represented a seminal milestone in its fight against inflation. Activity and pricing within the CRE market continued to be subdued, but there are signs improvement may be near. Lower interest rates may help improve sentiment and promote higher transaction volumes while property values appear to have formed a trough during the quarter. We expect transaction and lending activity to pick up amid a lower-rate environment in the coming quarters but believe the outlook for property values may be less clear as base rates today are well above those from five and 10 years ago, a period that represents a normal investment holding period for a CRE property. Our borrowers could remain stressed by the combination of lower property values and elevated financing costs compared to those of several years ago.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loan fundings(1)(3)	$186,455	$440,443	$819,691	$1,014,971
Loan repayments(2)(3)	(738,742)	(247,394)	(918,648)	(631,692)
Total net fundings	$(552,287)	$193,049	$(98,957)	$383,279
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2023.
(3)     Inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 18, 2024, a new loan with a new borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430. The new loan has a risk rating of 3 as of September 30, 2024.
The following table details overall statistics for our loans receivable portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Number of loans	144	143
Principal balance	$7,472,989	$7,778,599
Net book value	$7,338,681	$7,702,368
Unfunded loan commitments(1)	$259,911	$390,312
Weighted-average cash coupon(2)	+3.75%	+3.86%
Weighted-average all-in yield(2)(3)	+3.88%	+3.92%
Weighted-average maximum maturity (years)(4)	2.4	3.1
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of September 30, 2024 and December 31, 2023, the one-month SOFR rate was 5.22% and 5.34%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of September 30, 2024:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$358,118	$358,104	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,375	+3.25%	+3.33%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	7/14/2023	156,500	156,500	156,563	+3.40%	+3.45%	7/9/2028	Various	Multifamily	69%
4	Senior Loan	11/15/2022	146,200	146,200	146,201	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
5	Senior Loan	6/8/2022	144,160	144,160	144,877	+3.89%	+4.04%	6/9/2027	New York, NY	Multifamily	73%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
6	Senior Loan	7/18/2023	$128,000	$128,000	$127,981	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
7	Senior Loan	3/31/2022	120,470	105,330	105,320	+4.30%	+4.30%	4/9/2027	Addison, TX	Office	67%
8	Senior Loan	12/4/2023	110,000	110,000	109,980	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
9	Senior Loan	5/26/2022	108,500	102,037	102,237	+3.40%	+3.58%	6/9/2027	Mesa, AZ	Multifamily	67%
10	Senior Loan	6/30/2022	106,000	100,000	99,994	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
11	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
12	Senior Loan	6/14/2022	104,630	91,030	91,022	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
13	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
14	Senior Loan	6/28/2022	100,000	100,000	99,991	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
15	Senior Loan	1/13/2023	100,000	100,000	100,214	+4.75%	+4.87%	1/13/2025	New York, NY	Hospitality	41%
16	Senior Loan	7/15/2022	97,000	97,000	96,985	+3.70%	+3.70%	8/9/2027	Middletown, DE	Industrial	68%
17	Senior Loan	12/30/2021	95,000	95,000	94,996	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
18	Senior Loan	12/21/2021	93,900	88,108	88,105	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
19	Senior Loan	10/3/2022	91,100	81,300	81,290	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%
20	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
21	Senior Loan	8/4/2022	90,000	90,000	89,995	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%
22	Senior Loan	5/13/2022	89,500	89,500	89,776	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
23	Senior Loan	2/4/2022	89,000	89,000	89,738	+3.85%	+4.27%	2/1/2025	Temecula, CA	Multifamily	75%
24	Senior Loan	9/8/2022	87,000	83,248	83,406	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
25	Senior Loan	3/28/2024	86,500	86,500	86,480	+3.05%	+3.18%	4/9/2029	Various	Industrial	61%
26	Senior Loan	7/20/2022	85,690	81,375	81,519	+3.65%	+3.74%	8/9/2027	Phoenix, AZ	Multifamily	61%
27	Senior Loan	5/12/2021	85,000	85,000	85,137	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
28	Senior Loan	5/13/2022	83,885	83,885	84,135	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
29	Senior Loan	7/31/2023	82,000	82,000	82,224	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
30	Senior Loan	12/22/2021	81,500	65,330	65,697	+4.75%	+4.92%	1/9/2027	Farmers Branch, TX	Office	62%
31	Senior Loan	12/15/2021	76,820	73,620	73,611	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
32	Senior Loan	12/23/2021	76,700	76,700	76,689	+4.45%	+4.45%	1/9/2027	Westminster, CO	Retail	65%
33	Senior Loan	2/28/2022	66,869	66,869	66,869	+5.25%	+5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
34	Senior Loan	11/3/2022	73,000	53,715	53,819	+4.75%	+4.84%	11/9/2027	Adairsville, GA	Hospitality	45%
35	Senior Loan	9/10/2021	68,941	68,941	68,933	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
36	Senior Loan	4/26/2022	69,350	66,266	66,257	+3.72%	+3.72%	5/9/2027	Tucson, AZ	Multifamily	68%
37	Senior Loan	4/26/2021	68,100	66,000	65,892	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
38	Senior Loan	4/27/2022	67,940	65,443	65,518	+4.00%	+4.05%	5/9/2027	Indianapolis, IN	Multifamily	79%
39	Senior Loan	12/21/2021	65,450	65,450	65,447	+4.35%	+4.35%	1/9/2027	Dallas, TX	Hospitality	58%
40	Senior Loan	5/20/2022	63,000	62,373	62,368	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
41	Senior Loan	4/13/2022	62,650	57,131	57,122	+3.90%	+3.91%	5/9/2027	Houston, TX	Multifamily	78%
42	Senior Loan	7/29/2021	62,500	62,500	62,360	+3.21%	+3.22%	8/9/2026	Maitland, FL	Multifamily	72%
43	Senior Loan	7/22/2021	62,100	61,477	61,335	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
44	Senior Loan	6/27/2024	59,377	59,377	59,149	+3.00%	+3.38%	7/1/2025	New York, NY	Retail	61%
45	Senior Loan	8/2/2021	58,947	58,947	58,940	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
46	Senior Loan	2/15/2022	58,750	57,043	57,037	+3.50%	+3.50%	3/9/2027	Antioch, TN	Multifamily	79%
47	Senior Loan	5/12/2022	58,165	57,148	57,143	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
48	Senior Loan	6/27/2024	57,480	57,480	56,598	+2.70%	+4.38%	6/1/2025	New York, NY	Retail	57%
49	Senior Loan	6/27/2024	57,286	57,286	55,983	+3.00%	+5.30%	7/1/2025	New York, NY	Retail	79%
50	Senior Loan	7/7/2022	57,250	55,542	55,642	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
51	Senior Loan	6/23/2022	57,000	54,283	54,381	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
52	Senior Loan	11/5/2021	55,960	54,625	54,624	+3.21%	+3.22%	11/9/2026	Houston, TX	Industrial	74%
53	Senior Loan	8/17/2022	55,600	54,097	54,183	+3.85%	+3.94%	9/9/2027	Austin, TX	Multifamily	62%
54	Senior Loan	2/17/2022	55,400	52,843	52,956	+4.10%	+4.18%	3/9/2027	Indianapolis, IN	Multifamily	80%
55	Senior Loan	12/21/2022	55,000	54,549	54,619	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
56	Senior Loan	3/7/2022	53,885	51,686	51,797	+3.50%	+3.59%	3/9/2027	Humble, TX	Multifamily	75%
57	Senior Loan	8/9/2021	53,160	51,836	51,833	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	79%
58	Senior Loan	6/16/2022	52,280	49,201	49,197	+3.80%	+3.80%	7/9/2027	Jacksonville, FL	Multifamily	71%
59	Senior Loan	3/12/2021	52,250	34,251	34,235	+5.86%	+5.87%	3/9/2026	San Francisco, CA	Office	65%
60	Senior Loan	7/7/2021	47,383	47,383	47,276	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	74%
61	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
62	Senior Loan	2/18/2022	49,240	34,073	34,068	+3.90%	+3.90%	3/9/2027	Atlanta, GA	Office	60%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
63	Senior Loan	4/26/2022	$49,125	$46,832	$47,186	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
64	Senior Loan	12/15/2021	49,000	49,000	49,071	+3.45%	+3.50%	12/9/2026	Ladson, SC	Multifamily	77%
65	Senior Loan	6/23/2021	48,944	48,944	48,938	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
66	Senior Loan	11/1/2021	48,906	47,913	47,912	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
67	Senior Loan	3/29/2023	48,010	48,010	47,942	+2.25%	+2.34%	10/9/2027	Various	Multifamily	57%
68	Senior Loan	7/29/2021	47,500	47,500	47,393	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
69	Senior Loan	8/3/2021	46,500	46,500	46,562	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
70	Senior Loan	11/10/2021	44,646	44,041	44,125	+3.86%	+4.20%	11/9/2026	Fayetteville, AR	Multifamily	70%
71	Senior Loan	11/23/2021	45,445	42,705	42,703	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
72	Senior Loan	8/25/2022	44,750	44,750	45,095	+3.50%	+3.83%	9/9/2027	McKinney, TX	Multifamily	53%
73	Senior Loan	1/28/2022	43,650	36,581	36,686	+5.00%	+5.08%	2/9/2027	Milwaukee, WI	Office	59%
74	Senior Loan	7/28/2021	43,350	43,200	43,100	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
75	Senior Loan	8/19/2021	43,000	43,000	43,046	+3.21%	+3.26%	9/9/2026	Omaha, NE	Multifamily	75%
76	Senior Loan	8/9/2021	42,660	42,522	42,321	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
77	Senior Loan	11/1/2021	42,300	41,541	41,539	+3.61%	+3.62%	11/9/2026	Doraville, GA	Multifamily	82%
78	Senior Loan	3/14/2022	42,000	40,586	40,672	+3.50%	+3.63%	4/9/2027	Dallas, TX	Multifamily	76%
79	Senior Loan	8/25/2021	41,395	41,099	41,100	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
80	Senior Loan	7/21/2021	41,100	40,417	40,230	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
81	Senior Loan	10/28/2021	40,200	39,753	39,751	+3.11%	+3.12%	11/9/2026	Dallas, TX	Multifamily	74%
82	Senior Loan	9/30/2022	40,000	39,105	39,302	+5.00%	+5.25%	10/9/2027	New Orleans, LA	Hospitality	64%
83	Senior Loan	6/27/2024	38,884	38,884	36,484	+2.50%	+5.66%	7/15/2026	New York, NY	Retail	92%
84	Senior Loan	4/27/2021	39,050	35,635	35,572	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
85	Senior Loan	6/24/2021	38,600	38,600	38,549	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
86	Senior Loan	8/3/2021	38,500	38,500	38,551	+3.21%	+3.28%	8/9/2026	San Antonio, TX	Multifamily	72%
87	Senior Loan	11/30/2021	38,310	37,363	37,510	+4.45%	+4.62%	12/9/2026	Memphis, TN	Office	70%
88	Senior Loan	1/7/2022	38,000	38,000	38,263	+3.55%	+3.79%	3/9/2027	Miami, FL	Hospitality	49%
89	Senior Loan	11/4/2021	37,300	37,300	37,282	+3.45%	+3.78%	11/1/2024	Boca Raton, FL	Multifamily	81%
90	Senior Loan	4/29/2022	37,135	35,729	35,799	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
91	Senior Loan	2/16/2024	36,800	36,800	36,791	+3.00%	+3.01%	3/9/2029	Various	Industrial	63%
92	Senior Loan	11/5/2021	36,325	36,253	36,245	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
93	Senior Loan	2/20/2024	36,200	34,446	34,429	+3.15%	+3.17%	3/9/2029	Gilbert, AZ	Industrial	62%
94	Senior Loan	4/9/2019	36,000	36,000	35,901	+4.50%	+4.58%	4/9/2025	New York City, NY	Mixed Use	75%
95	Senior Loan	12/21/2021	36,000	36,000	35,997	+3.45%	+3.45%	1/9/2027	Hackensack, NJ	Multifamily	68%
96	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Industrial	72%
97	Senior Loan	12/16/2021	33,000	31,504	31,501	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
98	Senior Loan	3/11/2021	32,000	30,000	29,997	+4.61%	+4.68%	3/9/2026	Colleyville, TX	Retail	58%
99	Senior Loan	4/27/2022	31,800	30,212	30,208	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
100	Senior Loan	1/28/2022	31,229	31,229	31,344	+3.81%	+3.96%	9/9/2026	Dallas, TX	Multifamily	82%
101	Mezz Loan	10/20/2022	31,111	29,992	29,992	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
102	Senior Loan	11/23/2021	30,920	28,708	28,707	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
103	Senior Loan	2/16/2024	30,700	30,700	30,693	+3.00%	+3.01%	3/9/2029	Various	Industrial	57%
104	Senior Loan	5/4/2021	30,000	25,208	25,207	+5.66%	+5.84%	5/9/2026	Richardson, TX	Office	65%
105	Senior Loan	5/28/2021	29,000	29,000	28,914	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
106	Senior Loan	12/18/2020	28,440	25,100	25,099	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	69%
107	Senior Loan	12/15/2021	28,400	27,592	27,590	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
108	Senior Loan	6/28/2019	28,000	28,000	27,999	+5.46%	+5.54%	7/9/2025	Davis, CA	Hospitality	72%
109	Senior Loan	6/27/2024	26,399	26,399	25,247	+1.50%	+7.49%	4/1/2025	Washington, DC	Multifamily	61%
110	Senior Loan	1/28/2022	24,489	24,489	24,610	+3.81%	+3.96%	9/9/2026	Mesquite, TX	Multifamily	78%
111	Senior Loan	6/27/2024	23,186	23,186	23,096	+3.00%	+3.38%	7/1/2025	Washington, DC	Retail	49%
112	Senior Loan	7/18/2018	22,500	22,500	22,562	+5.36%	+5.51%	8/9/2025	Gaithersburg, MD	Hospitality	80%
113	Senior Loan	12/10/2020	22,300	17,672	17,671	+5.36%	+5.37%	1/9/2026	Fox Hills, CA	Office	55%
114	Senior Loan	1/28/2022	22,149	22,149	22,258	+3.81%	+3.96%	9/9/2026	Dallas, TX	Multifamily	85%
115	Senior Loan	7/13/2021	21,350	21,350	21,344	+5.00%	+5.03%	8/9/2026	Grand Prairie, TX	Multifamily	72%
116	Senior Loan	7/20/2021	21,136	19,504	19,506	+3.36%	+3.43%	8/9/2026	Las Vegas, NV	Multifamily	72%
117	Senior Loan	8/26/2021	20,955	20,755	20,763	+3.21%	+3.29%	9/9/2026	Seattle, WA	Multifamily	69%
118	Mezz Loan	10/1/2021	19,990	19,990	19,903	10.00%	10.54%	4/1/2026	Various	Various	93%
119	Senior Loan	5/10/2021	19,200	17,892	17,858	+3.61%	+3.62%	5/9/2026	University City, PA	Multifamily	70%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
120	Senior Loan	2/16/2024	$19,000	$19,000	$18,996	+3.00%	+3.01%	3/9/2029	Various	Industrial	58%
121	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
122	Senior Loan	2/26/2021	17,706	17,706	17,684	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
123	Senior Loan	2/19/2020	17,600	14,000	13,979	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	71%
124	Senior Loan	1/28/2021	16,100	16,100	16,174	+4.61%	+4.74%	2/9/2026	Philadelphia, PA	Self Storage	79%
125	Mezz Loan	6/8/2022	15,840	15,840	15,919	+7.50%	+7.65%	6/9/2027	New York, NY	Multifamily	81%
126	Senior Loan	6/27/2024	15,537	15,537	15,200	+2.25%	+3.09%	2/6/2027	Mesa, AZ	Hospitality	66%
127	Mezz Loan	2/14/2020	15,000	15,000	15,000	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
128	Senior Loan	2/16/2024	14,700	14,700	14,697	+3.00%	+3.01%	3/9/2029	Various	Industrial	57%
129	Senior Loan	6/27/2024	13,654	13,654	13,393	+2.10%	+3.42%	12/18/2025	Macon, GA	Hospitality	62%
130	Senior Loan	3/25/2021	13,405	13,015	13,027	+3.36%	+3.43%	4/9/2026	Lithonia, GA	Multifamily	67%
131	Senior Loan	2/16/2024	13,100	13,100	13,097	+3.00%	+3.01%	3/9/2029	Various	Industrial	60%
132	Senior Loan	3/19/2021	12,200	12,200	12,223	+4.25%	+4.38%	4/9/2026	Brooklyn, NY	Multifamily	85%
133	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
134	Senior Loan	6/27/2024	11,244	11,244	11,201	+3.00%	+3.38%	7/1/2025	New York, NY	Retail	19%
135	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
136	Senior Loan	6/27/2024	4,084	4,084	3,714	+1.90%	+3.78%	8/1/2029	New York, NY	Office	41%
137	Senior Loan	6/27/2024	3,567	3,567	3,550	+2.10%	+3.01%	1/1/2025	New York, NY	Retail	49%
138	Senior Loan	9/23/2021	1,349	1,349	1,431	+4.36%	+4.52%	9/9/2026	Various	Multifamily	77%
139	Senior Loan	6/27/2024	2,946	2,946	2,893	+3.25%	+3.40%	8/1/2027	New York, NY	Retail	13%
140	Senior Loan	6/27/2024	2,895	2,895	2,850	+3.00%	+3.89%	4/1/2026	New York, NY	Retail	32%
141	Senior Loan	6/27/2024	1,535	1,535	1,529	+3.00%	+3.38%	7/1/2025	New York, NY	Retail	49%
142	Senior Loan	6/27/2024	1,046	1,046	1,025	+3.25%	+3.92%	7/28/2027	New York, NY	Retail	13%
143	Senior Loan	8/15/2024	79,790	74,290	74,265	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
144	Senior Loan	9/24/2024	34,000	32,000	31,975	+3.30%	+3.34%	10/9/2029	Las Vegas, NV	Multifamily	66%
Total/Weighted Average			$7,733,900	$7,472,989	$7,470,946	+3.75%	+3.88%				67%
CECL Reserve					(132,265)
Loans receivable, net					$7,338,681
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Interest income	$192,570	$192,867	$575,949	$551,164
Less: Interest expense	(118,066)	(110,572)	(340,422)	(315,461)
Interest income on mortgage loans held in securitization trusts	17,871	4,363	44,519	11,590
Less: Interest expense on mortgage obligations issued by securitization trusts	(15,835)	(3,425)	(39,328)	(9,283)
Net interest income	76,540	83,233	240,718	238,010
Other expenses
Management fee	9,614	9,092	28,526	25,514
Performance fee	4,190	6,354	16,141	17,742
General and administrative expenses	11,738	10,008	34,439	30,446
Real estate operating expenses	2,800	—	5,635	—
Depreciation and amortization	4,251	—	7,921	—
Interest expense on real estate	2,367	—	7,079	—
Less: Expense limitation	—	—	—	(148)
Add: Expense recoupment to sponsor	—	753	—	753
Net other expenses	34,960	26,207	99,741	74,307
Other income (loss)
Credit loss expense, net	5,190	101	(54,507)	(42,130)
Real estate operating income	6,722	—	16,799	—
Net change in unrealized gain (loss) on interest rate cap	(1,761)	(762)	(3,509)	(1,370)
Net realized gain (loss) on mortgage-backed securities, fair value option	22	—	355	—
Net realized gain (loss) on extinguishment of debt	99	265	273	265
Net realized gain (loss) on real estate, net	357	—	357	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(86)	45	355	325
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	458	(213)	1,536	(742)
Other income (loss), net	—	(234)	—	(1,931)
Total other income (loss)	11,001	(798)	(38,341)	(45,583)
Net income before income taxes	52,581	56,228	102,636	118,120
Income tax expense	(478)	(274)	(1,748)	(2,260)
Net income	52,103	55,954	100,888	115,860
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$52,100	$55,951	$100,877	$115,849
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets.
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
During the nine months ended September 30, 2024, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the nine months ended September 30, 2024, our expected credit loss reserve increased by $54,507. Credit loss expenses relate to changes in the Company’s general and specific current expected credit loss ("CECL") reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale. The increase in credit loss expense can primarily be attributed to specific CECL reserves on loans in our portfolio and new loans funded during the period.
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
Our FFO and MFFO are calculated for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (GAAP)	$52,103	$55,954	$100,888	$115,860
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	4,251	1,835	7,921	5,501
Funds from operations	$56,354	$57,789	$108,809	$121,361
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(749)	(679)	(2,192)	(6,055)
Straight-line rental income	(126)	(547)	(1,916)	(2,877)
Net change in unrealized (gain) loss on interest rate cap	1,761	762	3,509	1,370
Credit loss expense, net	(5,190)	(101)	54,507	42,130
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	86	(45)	(355)	(325)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(458)	213	(1,536)	742
Modified funds from operations	$51,678	$57,392	$160,826	$156,346
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2024:

Components of NAV	September 30, 2024
Cash and cash equivalents	$139,399
Restricted cash	80,495
Loans receivable, net of specific CECL reserve of $858	7,470,089
Mortgage-backed securities held-to-maturity	77,500
Mortgage-backed securities, at fair value	336,504
Interest receivable	53,796
Investments in real estate, net	399,536
Receivable for investment sold and repaid	114,560
Other assets	4,099
Mortgage loans held in securitization trusts, at fair value	1,650,668
Repurchase agreements payable, net	(849,291)
Credit facility payable, net	(910,234)
Collateralized loan obligations, net	(3,808,615)
Mortgage note payable, net	(124,190)
Accrued servicing fees(1)	(1,607)
Other liabilities	(139,824)
Mortgage obligations issued by securitization trusts, at fair value	(1,501,303)
Net asset value	$2,991,582
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2024:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$19,098	$21,885	$22,763	$1,618,928	$10,915	$116,193	$1,181,800	$2,991,582
Number of outstanding shares	753,468	906,648	916,716	64,572,078	438,556	4,659,328	48,896,785	121,143,579
NAV per share as of September 30, 2024	$25.3464	$24.1389	$24.8313	$25.0716	$24.8886	$24.9376	$24.1693
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Office	9.68%	6.47%
Multifamily	7.25%	5.25%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.6%	2.0%
(weighted average)	0.25% increase	(2.6)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	8.4%	3.3%
(weighted average)	0.25% increase	(7.7)%	(3.0)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of September 30, 2024:

Reconciliation of Stockholders' Equity to NAV	September 30, 2024
Total stockholders' equity under GAAP	$2,758,719
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,758,594
Adjustments:
Accrued stockholder servicing fees(1)	101,235
General CECL reserve(2)	134,131
Unrealized real estate appreciation(3)	(9,604)
Accumulated depreciation and amortization(4)	18,888
Other adjustments(5)	(11,662)
Net asset value	$2,991,582
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
Liquidity and Capital Resources
As of September 30, 2024, we had $219,894 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2024, we had $2,155,066 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2024, we had unfunded loan commitments of $259,911. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	September 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.0x	2.0x
Leverage-to-net assets ratio(2)	1.9x	1.9x
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $27,279 for the period from November 7, 2016 (Inception) to September 30, 2024. Through September 30, 2024, we reimbursed $22,920 to FS Real Estate Advisor for offering expenses previously funded. As of September 30, 2024, $4,116 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities	$182,382	$201,619
Cash flows used in investing activities	(175,916)	(492,199)
Cash flows from financing activities	(42,573)	303,837
Net increase (decrease) in cash and cash equivalents and restricted cash	$(36,107)	$13,257
Cash flows from operating activities decreased $19,237 during the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities increased $316,283 during the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to the net decrease of $262,149 in origination and fundings of loan receivables and an increase in principal collections from loans receivable of $159,101.
Cash flows from financing activities decreased $346,410 during the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to a net increase in borrowings of $118,200 and the decrease in the issuance of common stock of $346,591.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
September 30, 2024	$1,651,420	$1,635,765	$1,648,227
June 30, 2024	$1,270,654	$1,648,859	$1,648,859
March 31, 2024	$1,150,574	$1,263,448	$1,263,448
December 31, 2023	$1,098,005	$1,179,219	$1,179,219
September 30, 2023	$1,142,991	$1,092,175	$1,221,440
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 97% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2024:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(37,337)	$(27,770)	$(9,567)	(3.5)%
Down 25 basis points(1)	$(18,692)	$(13,885)	$(4,807)	(1.8)%
No change	—	—	—	—
Up 25 basis points	$18,719	$13,885	$4,834	1.8%
Up 50 basis points	$37,437	$27,770	$9,667	3.6%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2024	1,571,927	$24.52	1,571,927	—
August 1 - August 31, 2024	2,798,299	$24.50	2,798,299	—
September 1 - September 30, 2024	2,951,806	$24.40	2,951,806	—
Total	7,322,032		7,322,032	—
____________________
(1) Repurchases are limited as described above.

Sale of Unregistered Securities
On August 1, 2024, we received $150 relating to the sale of approximately 6,201 Class I shares to an accredited investor at the per share price of $24.1899. The sale of securities was made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

10.1
Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 12 to Master Purchase and Securities Contract, among Wells Fargo Bank, National Association, FS CREIT Finance WF-1 LLC, FS CREIT Finance Holdings LLC, and FS Credit Real Estate Income Trust, Inc.

10.2*
First Amendment to Master Repurchase Agreement and Securities Contract, dated as of November 8, 2024, among FS CREIT Finance NTX-1 LLC, FS Credit Real Estate Income Trust, Inc., and Natixis, New York Branch.

10.3
Master Repurchase Agreement dated as of October 18, 2024, between FS CREIT Finance WF-2 LLC, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.4
Limited Guaranty dated as of October 18, 2024, made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.5
Indenture dated as of October 21, 2024, by and among FS Rialto 2024-FL9 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2024.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)