Form 10-K
period 2024-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2025-03-21
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
As of March 13, 2025, there were 734,422 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 828,611 outstanding shares of Class T common stock, 66,366,572 outstanding shares of Class S common stock, 423,079 outstanding shares of Class D common stock, 4,242,952 outstanding shares of Class M common stock and 49,517,742 outstanding shares of Class I common stock.
Auditor Name: Ernst & Young LLP Auditor Location: Philadelphia, PA Auditor Firm ID: 42

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2024

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
Our board of directors has approved broad investment guidelines that delegate to FS Real Estate Advisor the authority to execute originations, acquisitions and dispositions of assets on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. These investment decisions are made by FS Real Estate Advisor and require the unanimous approval of its investment committee. The members of FS Real Estate Advisor’s investment committee are Michael Kelly, Robert Lawrence, and Jane Kitain. Pursuant to a sub-advisory agreement between FS Real Estate Advisor and Rialto, Rialto acts as the sub-

adviser, and makes investment recommendations for our benefit to FS Real Estate Advisor. Our board of directors, including a majority of our independent directors, oversees and monitors the performance of FS Real Estate Advisor.
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
The following table details overall statistics for our loans receivable portfolio as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Number of loans	145	143
Principal balance	$7,507,083	$7,778,599
Net book value	$7,402,810	$7,702,368
Unfunded loan commitments(1)	$254,768	$390,312
Weighted-average cash coupon(2)	+3.50%	+3.86%
Weighted-average all-in yield(2)(3)	+3.68%	+3.92%
Weighted-average maximum maturity (years)(4)	2.4	3.1

__________________________
(1)    We may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include Secured Overnight Financing Rate ("SOFR"). In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2024 and 2023, the one-month SOFR rate was 4.50% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however loans may be repaid prior to such date.
The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,158,483	55%	$4,774,344	61%
Hospitality	1,052,578	14%	1,029,327	13%
Industrial	878,656	12%	714,821	9%
Retail	574,321	8%	268,571	3%
Office	522,686	7%	562,643	8%
Mixed Use	190,180	3%	206,114	3%
Various	103,391	1%	129,712	2%
Self-Storage	16,179	0%	96,687	1%
Total loans receivable	7,496,474	100%	7,782,219	100%
CECL reserve	(93,664)		(79,851)
Loans receivable, net	$7,402,810		$7,702,368

	December 31, 2024		December 31, 2023
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,399,087	45%	$3,879,708	50%
Northeast	1,576,005	21%	1,442,656	18%
West	1,509,283	20%	1,459,857	19%
Various	675,558	9%	678,430	9%
Midwest	336,541	5%	321,568	4%
Total loans receivable	7,496,474	100%	7,782,219	100%
CECL reserve	(93,664)		(79,851)
Loans receivable, net	$7,402,810		$7,702,368
__________________________
(1)    As defined by the United States Department of Commerce, Bureau of the Census.
For additional information regarding our loan portfolio as of December 31, 2024, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.
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
As of December 31, 2024, we have issued 2,077,660 shares of Class T common stock, 88,018,700 shares of Class S common stock, 1,196,230 shares of Class D common stock, 7,609,763 shares of Class M common stock and 66,133,272 shares of Class I common stock in our public offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $4.11 billion.
Our public offering will terminate no later than November 4, 2025. However, with the filing of a registration statement for a subsequent offering, we may extend our public offering beyond November 4, 2025 in accordance with SEC rules. We reserve the right to terminate our public offering at any time and to extend our offering term to the extent permissible under applicable law.
We previously conducted private offerings of shares of our Class F common stock and Class Y common stock to certain accredited investors. As of December 31, 2024, we have issued 2,706,450 of our Class F common stock and 1,036,671 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $92.71 million.
In January 2022, we commenced a private offering of Class I shares to certain accredited investors. As of December 31, 2024, we had issued 1,094,285 Class I shares pursuant to our private offering, resulting in gross proceeds to us of approximately $26.67 million.
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
Below is a summary of our outstanding financing arrangements as of December 31, 2024:

	As of December 31, 2024
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+2.12%(5)	$75,257	$—	December 18, 2036	$170,635	$167,117
2021-FL2 Notes	+1.71%(5)	530,971	—	May 5, 2038	615,579	613,601
2021-FL3 Notes	+1.70%(5)	692,948	—	November 4, 2036	897,852	886,073
2022-FL4 Notes	+2.33%(5)	611,666	—	January 31, 2039	823,286	813,333
2022-FL5 Notes	+2.83%(5)	490,597	—	June 17, 2037	620,552	611,895
2022-FL7 Notes	+3.21%(5)	573,385	—	October 17, 2039	757,095	750,863
2024-FL9 Notes	+2.03%(5)	746,894	—	October 21, 2039	821,587	819,772
		3,721,718	—		4,706,586	4,662,654
Repurchase Agreements
WF-1 Facility	+(3)	—	500,000	September 26, 2026	—	—
GS-1 Facility	+2.08%(4)	295,512	154,488	January 26, 2025	372,211	382,072
BB-1 Facility	+1.94%(5)	88,875	611,125	February 21, 2025	117,372	117,476
MS-1 Facility	+2.65%(6)	32,889	117,111	October 13, 2025	45,998	45,828
RBC Facility	+1.03%(7)	117,038	—	N/A	149,102	150,107
NTX-1 Facility	+1.56%(3)	143,260	106,740	November 10, 2025	178,900	178,942
BMO-1 Facility	+2.00%(3)	53,200	112,000	February 28, 2025	66,493	66,485
Lucid Facility	+0.89%	63,457	—	N/A	85,027	85,408
WF-2 Facility	+2.50%(3)	233,107	204,011	October 21, 2026	303,884	302,197
Finance Blue Facility	+1.60%(3)	55,331	—	February 17, 2028	69,119	69,107
		1,082,669	1,805,475		1,388,106	1,397,622
Revolving Credit Facilities
MM-1 Facility	+2.30%(6)	850,000	150,000	September 20, 2031	1,106,058	1,097,415
Barclays Facility	+(8)	—	425,000	April 24, 2027	—	—
		850,000	575,000		1,106,058	1,097,415

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	152,036	186,630
Total		$5,779,087	$2,382,475		$7,352,786	$7,344,321
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
We are not able to provide a stockholder with any information relating to any future investments that we may acquire, and as a result, it may be difficult for a stockholder to evaluate our ability to achieve our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offering, after the payment of fees and expenses, to originate, acquire and manage a portfolio of primarily senior loans secured by commercial real estate primarily in the United States. However, because an investor is unable to evaluate the economic merit of our future investments before we make them, the investor has to rely entirely on the ability of FS Real Estate Advisor and Rialto to select suitable and successful investment opportunities. Furthermore, FS Real Estate Advisor and Rialto have broad discretion in selecting the types of loans we will invest in, and a stockholder does not have the opportunity to evaluate potential investments. These factors increase the risk that a stockholder's investment in shares of our common stock may not generate returns comparable to other real estate investment alternatives.
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
We compete to originate and acquire real estate debt investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire securities and other assets, than we do. We cannot be sure that our adviser and the sub-adviser will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. The more money we raise in our offering, the greater will be our challenge to invest the net offering proceeds on attractive terms. If we, through our adviser and the sub-adviser, are unable to find suitable investments promptly, we will hold the proceeds from our offering in short-term, low risk, highly-liquid, interest-bearing investments. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment criteria. As a result, any distributions we make while our portfolio is not fully invested in assets meeting our investment criteria may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in assets meeting our investment criteria. In the event we are unable to locate suitable investments in a timely manner, we may be unable or limited in our ability to make distributions and we may not be able to achieve our investment objectives.
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
Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.
Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.
There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
Item 2.    Properties.
Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that these office facilities are suitable and adequate for our business as it is presently conducted. Information regarding our investment in real estate properties as of December 31, 2024 is included in "Part II Item 8. "Notes to Consolidated Financial Statements - Note 5. Real Estate" of this Annual Report on Form 10-K.

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
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 13, 2025, we had 77 record holders of our Class F common stock, 1 record holder of Class Y common stock, 282 record holders of Class T common stock, 8,798 record holders of Class S common stock, 212 record holders of Class D common stock, 1,494 record holders of Class M common stock, and 5,470 record holders of Class I common stock.
The following table presents our monthly NAV per share for each of the seven classes of shares from January 31, 2023 through December 31, 2024:

	Class S	Class T	Class D	Class M	Class I	Class F	Class Y
January 31, 2023	$25.0903	$24.8546	$24.8898	$24.9611	$24.2998	$25.0139	$24.2475
February 28, 2023	25.1049	24.8689	24.9049	24.9743	24.3069	25.0430	24.2543
March 31, 2023	25.0496	24.8136	24.8495	24.9213	24.2481	25.0087	24.1966
April 30, 2023	25.0336	24.7944	24.8338	24.9035	24.2274	25.0011	24.1731
May 31, 2023	25.0573	24.8167	24.8573	24.9270	24.2431	25.0457	24.1911
June 30, 2023	25.0488	24.8095	24.8434	24.9183	24.2264	25.0586	24.1776
July 31, 2023	25.0940	24.8565	24.9068	24.9635	24.2617	25.1376	24.2168
August 31, 2023	25.0677	24.8313	24.8815	24.9381	24.2301	25.1334	24.1877
September 30, 2023	25.0914	24.8547	24.9043	24.9607	24.2464	25.1754	24.2039
October 31, 2023	25.0955	24.8629	24.9135	24.9643	24.2436	25.2017	24.2040
November 30, 2023	25.0789	24.8466	24.8970	24.9470	24.2157	25.2020	24.1823
December 31, 2023	25.0367	24.8034	24.8545	24.9042	24.1693	25.1733	24.1361
January 31, 2024	25.0610	24.8252	24.8777	24.9280	24.1936	25.2173	24.1537
February 29, 2024	25.0729	24.8374	24.8892	24.9380	24.1966	25.2457	24.1575
March 31, 2024	25.0585	24.8193	24.8683	24.9228	24.1759	25.2518	24.1385
April 30, 2024	25.0681	24.8300	24.8801	24.9312	24.1772	25.2783	24.1415
May 31, 2024	25.0849	24.8467	24.8989	24.9476	24.1893	25.3147	24.1526
June 30, 2024	25.0935	24.8557	24.9121	24.9554	24.1899	25.3414	24.1546
July 31, 2024	25.1043	24.8682	24.9245	24.9703	24.2043	25.3694	24.1684
August 31, 2024	25.0766	24.8374	24.8932	24.9427	24.1719	25.3474	24.1410
September 30, 2024	25.0716	24.8313	24.8886	24.9376	24.1693	25.3464	24.1389
October 31, 2024	25.0931	24.8504	24.9097	24.9586	24.1865	25.3725	24.1597
November 30, 2024	25.0423	24.8019	24.8597	24.9084	24.1365	25.3364	24.1079
December 31, 2024	25.0905	24.8426	24.9076	24.9559	24.1852	25.3888	24.1558
Distributions
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Distributions:
Paid or payable in cash	$109,782	$99,630	$59,987
Reinvested in shares	107,457	94,543	56,215
Total distributions	$217,239	$194,173	$116,202
Source of distributions:
Cash flows from operating activities	$217,239	$194,173	$116,202
Offering proceeds	—	—	—
Total sources of distributions	$217,239	$194,173	$116,202
Net cash provided by operating activities(1)	$236,726	$256,752	$154,518
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
During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs(1)
October 1 - October 31, 2024	2,133,119	1.76%	$23.95	2,133,119	—
November 1 - November 30, 2024	1,668,010	1.38%	$25.35	1,668,010	—
December 1 - December 31, 2024	1,721,977	1.43%	$24.68	1,721,977	—
Total	5,523,106			5,523,106
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
Macroeconomic Environment
The U.S. economy finished the fourth quarter of 2024 on a solid note, driven by the strongest consumption growth in two years. Treasury yields across the curve were driven higher by the combination of firm economic and falling yet sticky inflation data, both of which drove Fed policymakers to pare back their rate cut expectations in 2025. Lower interest rates helped improve sentiment and drive deal activity in the CRE market during the fourth quarter. Transaction volume rose 32% year-over-year during the fourth quarter of 2024 while property price declines largely abated throughout the second half of 2024. We believe optimism is well founded but acknowledge the path forward is not without risk. We expect interest rates to remain above pre-COVID levels for the foreseeable future. This is critical, as it will be the first market cycle since the mid-1980s in which the cost of new debt is materially higher than the cost of the debt it is replacing. Taken together, this should support a CRE cycle favoring senior debt-focused strategies, but we acknowledge our borrowers could remain stressed by the elevated financing costs compared to several years ago.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Loan fundings(1)	$1,403,335	$1,170,567
Loan repayments(2)(3)	(1,419,698)	(736,492)
Total net fundings	$(16,363)	$434,075
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)    Excludes payment held by servicer during the years ended December 31, 2024 and 2023.
(3)     Inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 19, 2024, a new collateral secured loan with a new unrelated borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430 in principal balance. The new loan has a risk rating of 3 as of December 31, 2024.
The following table details overall statistics for our loans receivable portfolio as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Number of loans	145	143
Principal balance	$7,507,083	$7,778,599
Net book value	$7,402,810	$7,702,368
Unfunded loan commitments(1)	$254,768	$390,312
Weighted-average cash coupon(2)	+3.50%	+3.86%
Weighted-average all-in yield(2)(3)	+3.68%	+3.92%
Weighted-average maximum maturity (years)(4)	2.4	3.1
__________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2024 and 2023, the one-month SOFR rate was 4.50% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of December 31, 2024:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
1	Senior Loan	6/9/2022	$365,610	$359,030	$359,174	+3.30%	+3.30%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	4/28/2022	195,000	195,000	195,420	+3.25%	+3.33%	5/9/2027	New York, NY	Hospitality	70%
3	Senior Loan	7/14/2023	156,500	156,500	156,581	+3.40%	+3.45%	7/9/2028	Various	Multifamily	69%
4	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
5	Senior Loan	6/8/2022	144,160	144,160	144,977	+3.89%	+4.04%	6/9/2027	New York, NY	Multifamily	73%
6	Senior Loan	7/18/2023	128,000	128,000	127,987	+3.75%	+3.75%	8/9/2026	Jersey City, NJ	Multifamily	55%
7	Senior Loan	3/31/2022	110,470	100,518	100,508	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
8	Senior Loan	12/4/2023	110,000	110,000	110,076	+2.90%	+2.99%	12/9/2028	Washington, DC, MD	Mixed Use	59%
9	Senior Loan	12/30/2024	108,875	100,000	99,975	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
10	Senior Loan	5/26/2022	108,500	102,037	102,262	+3.40%	+3.58%	6/9/2027	Mesa, AZ	Multifamily	67%
11	Senior Loan	6/30/2022	106,000	100,000	99,999	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
12	Senior Loan	5/18/2022	105,000	105,000	105,000	+3.50%	+3.50%	6/9/2027	New Rochelle, NY	Multifamily	61%
13	Senior Loan	6/14/2022	104,630	91,030	91,024	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
14	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
15	Senior Loan	11/26/2024	102,500	102,500	102,383	+3.25%	+3.37%	12/9/2029	Cambridge, MA	Hospitality	70%
16	Senior Loan	11/18/2024	97,500	97,500	88,792	+2.13%	+6.81%	12/5/2026	Queens, NY	Multifamily	75%
17	Senior Loan	7/15/2022	97,000	97,000	96,987	+3.70%	+3.70%	8/9/2027	Various	Industrial	68%
18	Senior Loan	12/30/2021	95,000	95,000	94,999	+4.20%	+4.20%	1/9/2027	San Diego, CA	Hospitality	58%
19	Senior Loan	12/21/2021	93,900	88,108	88,107	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
20	Senior Loan	10/3/2022	91,100	81,300	81,292	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%
21	Senior Loan	4/29/2022	90,000	90,000	90,000	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
22	Senior Loan	8/4/2022	90,000	90,000	89,996	+3.65%	+3.65%	8/9/2027	Various	Various	60%
23	Senior Loan	5/13/2022	89,500	89,500	89,810	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	58%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
24	Senior Loan	2/4/2022	$89,000	$89,000	$88,961	+3.85%	+4.27%	2/1/2025	Temecula, CA	Multifamily	75%
25	Senior Loan	9/8/2022	87,000	85,274	85,452	+4.25%	+4.34%	9/9/2027	Washington, DC, MD	Hospitality	52%
26	Senior Loan	3/28/2024	86,500	86,500	86,564	+3.05%	+3.18%	4/9/2029	Various	Industrial	61%
27	Senior Loan	7/20/2022	85,690	81,375	81,540	+3.65%	+3.73%	8/9/2027	Various	Multifamily	61%
28	Senior Loan	5/12/2021	85,000	85,000	85,149	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
29	Senior Loan	5/13/2022	83,885	83,885	84,170	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
30	Senior Loan	7/31/2023	82,000	82,000	82,275	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
31	Senior Loan	12/22/2021	81,500	66,699	67,102	+4.75%	+4.91%	1/9/2027	Farmers Branch, TX	Office	62%
32	Senior Loan	8/15/2024	79,790	74,290	74,267	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
33	Senior Loan	12/15/2021	76,820	73,620	73,613	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
34	Senior Loan	12/23/2021	76,700	76,700	76,691	+4.45%	+4.45%	1/9/2027	Westminster, CO	Retail	65%
35	Senior Loan	11/3/2022	73,000	63,000	63,115	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
36	Senior Loan	12/19/2024	70,045	58,200	58,175	+3.60%	+3.62%	1/9/2029	Chula Vista, CA	Retail	68%
37	Senior Loan	4/26/2022	69,350	66,266	66,260	+3.72%	+3.72%	5/9/2027	Tucson, AZ	Multifamily	68%
38	Senior Loan	9/10/2021	68,941	68,941	68,935	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
39	Senior Loan	4/26/2021	68,100	66,000	65,937	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
40	Senior Loan	4/27/2022	67,940	65,443	65,528	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%
41	Senior Loan	2/28/2022	66,869	66,869	66,869	+5.25%	+5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
42	Senior Loan	12/21/2021	65,450	65,450	65,449	+4.35%	+4.35%	1/9/2027	Dallas, TX	Hospitality	58%
43	Senior Loan	4/13/2022	62,650	57,131	57,125	+3.90%	+3.90%	5/9/2027	Houston, TX	Multifamily	78%
44	Senior Loan	7/29/2021	62,500	62,500	62,401	+3.21%	+3.22%	8/9/2026	Maitland, FL	Multifamily	72%
45	Senior Loan	5/20/2022	62,373	62,373	62,368	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
46	Senior Loan	7/22/2021	62,100	61,477	61,376	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
47	Senior Loan	6/27/2024	59,041	59,041	58,880	+3.00%	+3.27%	7/1/2025	Lawrence, NY	Retail	61%
48	Senior Loan	8/2/2021	58,947	58,947	58,942	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
49	Senior Loan	5/12/2022	58,165	57,148	57,145	+3.35%	+3.36%	5/9/2027	Denver, CO	Multifamily	80%
50	Senior Loan	7/7/2022	57,250	55,542	55,655	+4.35%	+4.44%	7/9/2027	Birmingham, AL	Retail	71%
51	Senior Loan	6/27/2024	57,070	57,070	56,482	+2.70%	+3.82%	6/1/2025	New York, NY	Retail	57%
52	Senior Loan	6/27/2024	57,015	57,015	56,095	+3.00%	+4.62%	7/1/2025	New York, NY	Retail	79%
53	Senior Loan	6/23/2022	57,000	54,283	54,395	+4.75%	+4.84%	7/9/2027	Seattle, WA	Multifamily	68%
54	Senior Loan	8/17/2022	55,600	54,097	54,197	+3.85%	+3.94%	9/9/2027	Various	Multifamily	62%
55	Senior Loan	2/17/2022	55,400	52,843	52,970	+4.10%	+4.18%	3/9/2027	Indianapolis, IN	Multifamily	80%
56	Senior Loan	12/21/2022	55,000	54,694	54,778	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
57	Senior Loan	12/19/2024	54,500	54,500	54,465	+3.30%	+3.33%	1/9/2030	New York, NY	Multifamily	61%
58	Senior Loan	12/13/2024	54,075	54,075	53,929	+3.50%	+3.64%	12/9/2028	Jacksonville, FL	Multifamily	74%
59	Senior Loan	3/7/2022	53,885	51,686	51,810	+3.50%	+3.58%	3/9/2027	Humble, TX	Multifamily	75%
60	Senior Loan	8/9/2021	53,160	51,836	51,833	+3.26%	+3.27%	8/9/2026	Philadelphia, PA	Multifamily	79%
61	Senior Loan	3/12/2021	52,250	34,251	34,235	+5.86%	+5.86%	3/9/2026	San Francisco, CA	Office	65%
62	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
63	Senior Loan	2/18/2022	49,240	34,404	34,402	+3.90%	+3.90%	3/9/2027	Atlanta, GA	Office	60%
64	Senior Loan	4/26/2022	49,125	46,832	47,250	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
65	Senior Loan	12/15/2021	49,000	49,000	48,954	+3.45%	+3.49%	12/9/2026	Ladson, SC	Multifamily	77%
66	Senior Loan	6/23/2021	48,944	48,944	48,940	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
67	Senior Loan	11/1/2021	48,906	47,913	47,804	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
68	Senior Loan	3/29/2023	48,010	48,010	48,010	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
69	Senior Loan	6/28/2022	48,000	48,000	47,997	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
70	Senior Loan	7/29/2021	47,500	47,500	47,425	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
71	Senior Loan	7/7/2021	47,383	47,383	47,310	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	74%
72	Senior Loan	11/23/2021	45,445	43,548	43,547	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
73	Senior Loan	8/25/2022	44,750	44,750	45,154	+3.50%	+3.83%	9/9/2027	McKinney, TX	Multifamily	53%
74	Senior Loan	11/10/2021	44,646	44,041	44,012	+3.86%	+4.17%	11/9/2026	Fayetteville, AR	Multifamily	70%
75	Senior Loan	1/28/2022	43,650	36,581	36,688	+5.00%	+5.08%	2/9/2027	Milwaukee, WI	Office	59%
76	Senior Loan	7/28/2021	43,350	43,301	43,231	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
77	Senior Loan	12/10/2024	43,100	34,100	34,075	+3.00%	+3.02%	12/9/2029	Jacksonville, FL	Multifamily	49%
78	Senior Loan	8/19/2021	43,000	43,000	42,854	+2.80%	+2.83%	11/9/2026	Omaha, NE	Multifamily	75%
79	Senior Loan	8/9/2021	42,660	42,522	42,348	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
80	Senior Loan	11/1/2021	42,300	41,752	41,764	+3.61%	+3.69%	11/9/2026	Doraville, GA	Multifamily	82%
81	Senior Loan	3/14/2022	42,000	40,652	40,770	+3.50%	+3.63%	4/9/2027	Dallas, TX	Multifamily	76%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
82	Senior Loan	8/25/2021	$41,395	$41,099	$41,077	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
83	Senior Loan	7/21/2021	41,100	40,417	40,255	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
84	Senior Loan	9/30/2022	40,000	40,000	40,192	+5.00%	+5.17%	10/9/2027	New Orleans, LA	Hospitality	64%
85	Senior Loan	4/27/2021	39,050	35,828	35,791	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
86	Senior Loan	6/24/2021	38,600	38,600	38,566	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
87	Senior Loan	6/27/2024	38,548	38,548	36,459	+2.50%	+5.26%	7/15/2026	Rochester, NY	Retail	92%
88	Senior Loan	11/30/2021	38,310	37,363	37,471	+5.00%	+5.10%	12/9/2026	Memphis, TN	Office	70%
89	Senior Loan	1/7/2022	38,000	38,000	38,288	+3.55%	+3.79%	3/9/2027	Miami, FL	Hospitality	49%
90	Senior Loan	11/4/2021	37,300	37,300	37,329	+3.45%	+3.45%	11/1/2025	Boca Raton, FL	Multifamily	81%
91	Senior Loan	4/29/2022	37,136	35,894	35,973	+3.75%	+3.84%	5/9/2027	Euless, TX	Multifamily	80%
92	Senior Loan	11/5/2021	36,325	36,253	36,247	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
93	Senior Loan	2/20/2024	36,200	35,276	35,260	+3.15%	+3.17%	3/9/2029	Gilbert, AZ	Industrial	62%
94	Senior Loan	4/9/2019	36,000	36,000	35,949	+4.50%	+4.58%	4/9/2025	New York City, NY	Mixed Use	75%
95	Senior Loan	12/21/2021	36,000	36,000	35,999	+3.45%	+3.45%	1/9/2027	Hackensack, NJ	Multifamily	68%
96	Senior Loan	1/7/2022	36,000	36,000	36,000	+3.80%	+3.80%	1/9/2027	Jupiter, FL	Industrial	72%
97	Senior Loan	9/24/2024	34,000	32,000	31,978	+3.30%	+3.33%	10/9/2029	North Las Vegas, NV	Multifamily	66%
98	Senior Loan	12/16/2021	33,000	31,504	31,503	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
99	Senior Loan	3/11/2021	32,000	30,000	29,999	+4.61%	+4.68%	3/9/2026	Colleyville, TX	Retail	58%
100	Senior Loan	4/27/2022	31,800	30,212	30,209	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
101	Senior Loan	1/28/2022	31,229	31,229	31,355	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	82%
102	Mezz Loan	10/20/2022	31,111	30,163	30,163	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
103	Senior Loan	11/23/2021	30,920	28,708	28,707	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
104	Senior Loan	2/16/2024	30,700	30,700	30,694	+3.00%	+3.01%	3/9/2029	San Bernardino, CA	Industrial	57%
105	Senior Loan	5/4/2021	30,000	25,208	25,271	+5.66%	+5.66%	5/9/2026	Richardson, TX	Office	65%
106	Senior Loan	5/28/2021	29,000	29,000	28,926	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
107	Senior Loan	12/18/2020	28,440	25,289	25,289	+4.61%	+4.61%	1/9/2026	Rockville, MD	Office	69%
108	Senior Loan	12/15/2021	28,400	27,592	27,587	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
109	Senior Loan	6/28/2019	25,400	25,400	25,398	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
110	Senior Loan	1/28/2022	24,489	24,489	24,619	+3.81%	+3.96%	9/9/2026	Mesquite, TX	Multifamily	78%
111	Senior Loan	6/27/2024	23,077	23,077	23,015	+3.00%	+3.27%	7/1/2025	Washington, DC, MD	Retail	49%
112	Senior Loan	7/18/2018	22,500	22,500	22,562	+5.36%	+5.51%	8/9/2025	Gaithersburg, MD	Hospitality	80%
113	Senior Loan	1/28/2022	22,149	22,149	22,266	+3.81%	+3.96%	9/9/2026	Dallas, TX	Multifamily	85%
114	Senior Loan	8/26/2021	20,955	20,755	20,761	+3.21%	+3.27%	9/9/2026	Seattle, WA	Multifamily	69%
115	Senior Loan	7/20/2021	20,136	19,504	19,521	+3.36%	+3.43%	8/9/2026	Las Vegas, NV	Multifamily	72%
116	Senior Loan	5/10/2021	19,200	18,013	17,993	+3.61%	+3.62%	5/9/2026	University City, PA	Multifamily	70%
117	Senior Loan	2/16/2024	19,000	19,000	18,996	+3.00%	+3.01%	3/9/2029	Cartersville, GA	Industrial	58%
118	Senior Loan	11/18/2024	18,750	18,750	17,847	+1.95%	+7.70%	10/5/2027	Atlanta, GA	Multifamily	63%
119	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
120	Senior Loan	2/26/2021	17,706	17,706	17,696	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
121	Senior Loan	2/19/2020	17,600	14,000	13,992	+3.61%	+3.61%	3/9/2025	Los Angeles, CA	Mixed Use	71%
122	Senior Loan	11/18/2024	16,839	16,839	16,633	+1.40%	+2.79%	10/9/2025	Charlotte, NC	Multifamily	56%
123	Senior Loan	1/28/2021	16,100	16,100	16,179	+4.61%	+4.74%	2/9/2026	Various	Self Storage	79%
124	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.65%	6/9/2027	New York, NY	Multifamily	81%
125	Senior Loan	6/27/2024	15,429	15,429	15,124	+2.25%	+3.02%	2/6/2027	Mesa, AZ	Hospitality	66%
126	Mezz Loan	2/14/2020	15,000	15,000	14,942	+7.61%	+7.61%	12/5/2026	Queens, NY	Multifamily	75%
127	Senior Loan	2/16/2024	14,700	14,700	14,697	+3.00%	+3.01%	3/9/2029	Dallas, TX	Industrial	57%
128	Senior Loan	11/18/2024	14,344	14,344	13,780	+2.05%	+6.24%	11/9/2026	Kent, WA	Multifamily	87%
129	Senior Loan	6/27/2024	13,564	13,564	13,353	+2.10%	+3.17%	12/18/2025	Macon, GA	Hospitality	62%
130	Senior Loan	3/25/2021	13,405	13,015	13,038	+3.36%	+3.43%	4/9/2026	Lithonia, GA	Multifamily	67%
131	Mezz Loan	10/1/2021	13,327	13,327	13,395	10.00%	10.53%	4/1/2026	Various	Various	93%
132	Senior Loan	2/16/2024	13,100	13,100	13,097	+3.00%	+3.01%	3/9/2029	Indianapolis, IN	Industrial	60%
133	Senior Loan	11/18/2024	12,600	12,600	12,541	+2.75%	+3.63%	6/1/2027	Hollywood, FL	Multifamily	61%
134	Senior Loan	3/19/2021	12,200	12,200	12,242	+4.25%	+4.38%	4/9/2026	Brooklyn, NY	Multifamily	85%
135	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
136	Senior Loan	6/27/2024	11,115	11,115	11,085	+3.00%	+3.27%	7/1/2025	New York, NY	Retail	19%
137	Senior Loan	11/18/2024	8,637	8,637	8,318	+2.30%	+7.05%	9/9/2025	Portland, OR	Multifamily	63%
138	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
139	Senior Loan	6/27/2024	4,050	4,050	3,698	+1.90%	+3.70%	8/1/2029	Bronx, NY	Office	41%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
140	Senior Loan	6/27/2024	$3,548	$3,548	$3,518	+3.00%	+3.34%	1/2/2027	Various	Retail	49%
141	Senior Loan	6/27/2024	2,941	2,941	2,892	+3.25%	+3.39%	8/1/2027	Various	Retail	13%
142	Senior Loan	6/27/2024	2,865	2,865	2,827	+3.00%	+3.76%	4/1/2026	Corona, NY	Retail	32%
143	Senior Loan	6/27/2024	1,528	1,528	1,524	+3.00%	+3.27%	7/1/2025	Lawrence, NY	Retail	49%
144	Senior Loan	9/23/2021	1,349	1,349	1,431	+4.36%	+4.51%	9/9/2026	Various	Multifamily	77%
145	Senior Loan	6/27/2024	1,044	1,044	1,025	+3.25%	+3.87%	7/28/2027	New York, NY	Retail	13%
Total/Weighted Average			$7,761,851	$7,507,083	$7,496,474	+3.50%	+3.68%				67%
CECL reserve					(93,664)
Loans receivable, net					$7,402,810
__________________________
(1)    Date loan was originated or acquired by us, and the LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)    The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rate, which is SOFR. In addition to cash coupon, all-in yield include accretion of discount (amortization of premium) and accrual of exit fees For loans placed on non-accrual, the interest rate used in calculating weighted-average cash coupon and weighted-average all-in yield is 0%.
(3)    Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net interest income
Interest income	$748,815	$745,516	$373,195
Less: Interest expense	(450,828)	(426,418)	(186,745)
Interest income on mortgage loans held in securitization trusts	89,331	24,374	6,936
Less: Interest expense on mortgage obligations issued by securitization trusts	(78,513)	(21,139)	(6,215)
Net interest income	308,805	322,333	187,171
Other expenses
Management fee	37,922	34,884	23,352
Performance fee	16,141	23,356	8,828
General and administrative expenses	46,147	41,183	24,573
Real estate operating expenses	11,149	6,268	—
Depreciation and amortization	15,384	7,336	—
Interest expense on real estate	9,251	9,105	—
Less: Expense limitation	(139)	(148)	(605)
Add: Expense recoupment to sponsor	—	753	3,026
Net other expenses	135,855	122,737	59,174
Other income (loss)
Credit loss expense, net	(20,517)	(65,613)	—
Real estate operating income	25,298	20,303	—
Net change in unrealized gain (loss) on interest rate cap	(3,899)	(2,543)	650
Net realized gain (loss) on mortgage-backed securities, fair value option	359	—	—
Net realized gain (loss) on mortgage-backed securities, available-for-sale	—	—	441
Net realized gain (loss) on extinguishment of debt	273	261	—
Net realized gain (loss) on real estate, net	357	—	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	762	433	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,692	299	(86)
Other income (loss), net	—	—	(1,373)
Total other income (loss)	4,325	(46,860)	(368)
Net income before taxes	177,275	152,736	127,629
Income tax expense	(2,261)	(2,533)	(1,251)
Net income	175,014	150,203	126,378
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$174,999	$150,188	$126,363

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The increase in interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to debt investments acquired or originated in our portfolio and non-recurring prepayment fee income. The increase in interest expense was attributable to an increase in borrowings in order to support our investment activities. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can primarily be attributed to the increase of our management fee and various general and administrative expenses related to the growth of our net assets throughout the period.
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
As of December 31, 2024 and 2023, the Company had $139 and $0, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the year ended December 31, 2024, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
We adopted ASU 2016-13, which implemented the current expected credit loss ("CECL") accounting model on January 1, 2023. During the years ended December 31, 2024 and 2023, our expected credit loss reserve increased by $20,517 and $65,613, respectively. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for our Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with our Mortgage-backed securities, available-for-sale. The increase in credit loss expense can primarily be attributed to an increase in general CECL reserves related to a more adverse macroeconomic outlook, an increase in the amount of risk rated 4 loans, and the credit loss allowance associated with two office property CMBS classified as available-for-sale.
Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, which specific discussion is incorporated herein by reference.
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
Our FFO and MFFO are calculated for the years ended December 31, 2024, 2023 and 2022 as follows:

	Year Ended December 31,
	2024	2023	2022
Net income (GAAP)	$175,014	$150,203	$126,378
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	15,384	7,336	3,630
Funds from operations	$190,398	$157,539	$130,008
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(2,960)	(6,750)	(635)
Straight-line rental income	(2,033)	(3,147)	(1,489)
Net change in unrealized (gain) loss on interest rate cap	3,899	2,543	(650)
Credit loss expense, net	20,517	65,613	—
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	(762)	(433)	(441)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(1,692)	(299)	—
Modified funds from operations	$207,367	$215,066	$126,793

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
•Purchased commercial real estate properties are initially valued at cost, which is expected to represent fair value at that time. FS Real Estate Advisor, with assistance from our sub-adviser, expects to receive an appraisal performed by an independent third-party appraisal firm on each property purchased prior to or upon acquisition. Foreclosed properties are initially measured at fair value by the Adviser. Each property will then be valued by an independent third party monthly, commencing with the month subsequent to acquisition. Properties accounted for as held-for-investment are reported at fair value, while properties accounted for as held-for-sale are reported at fair value less estimated costs to sell. The independent third-party valuation firm will provide a monthly valuation for each property using the discounted cash flow methodology (income approach) as a primary methodology, although other industry standard methodologies may be used, including the sales comparison and replacement cost approaches. Further, the independent third-party valuation firm will provide an annual valuation for each property, which will be consistent with its monthly valuation but will also reflect (i) property specific factors such as property income, cash flow forecasts, capital improvements and key performance indicators (e.g. occupancy rates) and (ii) market specific factors such as discount rates, capitalization rates and market sale transactions.
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
The following table provides a breakdown of the major components of our total NAV as of December 31, 2024:

Components of NAV	December 31, 2024
Cash and cash equivalents	$61,486
Restricted cash	29,054
Loans receivable	7,493,507
Mortgage-backed securities held-to-maturity	78,268
Mortgage-backed securities, at fair value	335,720
Reimbursement due from sponsor	139
Interest receivable	58,110
Investments in real estate, held-for-investment	412,576
Investments in real estate, held-for-sale	58,278
Receivable for investment sold and repaid	146,459
Other assets	5,088
Mortgage loans held in securitization trusts, at fair value	1,633,589
Repurchase agreements payable, net	(1,079,758)
Credit facility payable, net	(837,894)
Collateralized loan obligations, net	(3,696,034)
Mortgage note payable, net	(124,368)
Accrued servicing fees(1)	(1,707)
Other liabilities	(110,550)
Mortgage obligations issued by securitization trusts, at fair value	(1,484,019)
Net asset value	$2,977,944
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2024:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,526	$20,379	$20,500	$1,625,470	$11,029	$115,769	$1,166,271	$2,977,944
Number of outstanding shares	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
NAV per share as of December 31, 2024	$25.3888	$24.1558	$24.8426	$25.0905	$24.9076	$24.9559	$24.1852

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2024:

Property Type	Discount Rate	Exit Capitalization Rate
Office	9.7%	6.5%
Multifamily	7.1%	5.2%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investment in real estate. A change in these assumptions would impact the calculation of the value of our real estate investment. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.5%	1.9%
(weighted average)	0.25% increase	(2.6)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	8.3%	3.3%
(weighted average)	0.25% increase	(7.7)%	(3.0)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2024:

Reconciliation of Stockholders' Equity to NAV	December 31, 2024
Total stockholders' equity under GAAP	$2,767,650
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,767,525
Adjustments:
Accrued stockholder servicing fees(1)	99,065
General CECL reserve(2)	92,361
Unrealized real estate appreciation(3)	2,557
Accumulated depreciation and amortization(4)	26,350
Other adjustments(5)	(9,914)
Net asset value	$2,977,944
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
Liquidity and Capital Resources
As of December 31, 2024, we had $90,540 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2024, we had $2,382,475 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2024, we had unfunded loan commitments of $254,768. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	December 31,
	2024	2023
Debt-to-equity ratio(1)	2.1x	2.0x
Leverage-to-net assets ratio(2)	2.0x	1.9x
_______________________
(1) Represents (i) total gross outstanding debt agreements less cash on our consolidated balance sheets (ii) total stockholder's equity, in each case, at period end.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $27,785 for the period from November 7, 2016 (Inception) to December 31, 2024. Through December 31, 2024, we reimbursed $23,603 to FS Real Estate Advisor for offering expenses previously funded. As of December 31, 2024, $4,182 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities	$236,726	$256,752	$154,518
Cash flows used in investing activities	(291,645)	(566,619)	(3,889,174)
Cash flows from financing activities	(110,542)	364,250	3,850,466
Net increase (decrease) in cash and cash equivalents and restricted cash	$(165,461)	$54,383	$115,810
Cash flows from operating activities decreased $20,026 during the year ended December 31, 2024 compared to the corresponding period in 2023 due to an overall decrease of net interest income and a corresponding increase to other expenses. Cash flows from operating activities increased $102,234 during the year ended December 31, 2023 compared to the corresponding period in 2022 due to increased cash flow from our loan receivable portfolio.
Cash flows used in investing activities increased $274,974 during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to the net increase of $165,899 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $482,297. Cash flows used in investing activities decreased $3,322,555 during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to the net decrease of $2,971,292 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $93,562.
Cash flows from financing activities decreased $474,792 during the year ended December 31, 2024 compared to the corresponding period in 2023 and decreased $3,486,216 during the year ended December 31, 2023 compared to the corresponding period in 2022.
During the year ended December 31, 2024, cash flows from financing activities were primarily driven by proceeds of $429,545 from the issuance of common stock and proceeds from borrowings under our financing arrangements of $2,684,780, partially offset by (i) repurchases of common stock of $533,331, (ii) repayments of $2,545,867 on borrowings under our financing arrangements and (iii) payment of $109,881 in stockholder distributions.
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
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
December 31, 2024	$1,649,194	$1,713,307	$1,714,728
September 30, 2024	$1,651,420	$1,635,765	$1,648,227
June 30, 2024	$1,270,654	$1,648,859	$1,648,859
March 31, 2024	$1,150,574	$1,263,448	$1,263,448
December 31, 2023	$1,098,005	$1,179,219	$1,179,219
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
For the year ended December 31, 2024, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 4.47%.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 97% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2019-FL1, 2021-FL2, 2021-FL3, 2022-FL4, 2022-FL5, 2022-FL7, and 2024-FL9 the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the NTX-1 Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, the MM-1 Facility, the WF-2 Facility, and the Finance Blue Facility borrowings are at a floating rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for the transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(37,300)	$(27,995)	$(9,305)	(3.6)%
Down 25 basis points(1)	$(18,925)	$(13,998)	$(4,927)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$18,949	$13,998	$4,951	1.9%
Up 50 basis points	$37,941	$27,995	$9,946	3.9%
___________________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FS Credit Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

Current Expected Credit Losses (CECL)
Description of the Matter
As discussed above and in Note 2 to the consolidated financial statements, effective January 1, 2023, the Company changed its method of accounting for the measurement of credit losses on financial instruments measured at amortized cost. As described in Notes 2 and 3 of the consolidated financial statements, the Company establishes a reserve for loans receivable, held-for-investment and mortgage-backed securities, held-to-maturity that reflects its estimate of current expected credit losses (CECL) over the expected life of the loans and debt securities included in its consolidated balance sheets. The Company reassesses the reserve for CECL at each balance sheet date and recognizes changes in earnings. The reserve includes a general and specific CECL reserve of $113.7 million and $0 million, respectively, as of December 31, 2024.
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
March 21, 2025

FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$61,486	$147,035
Restricted cash	29,054	108,966
Loans receivable, held-for-investment, net of credit loss allowances of $93,664 and $79,851, respectively	7,402,810	7,702,368
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $137 and $71, respectively	78,131	75,238
Mortgage-backed securities, at fair value, credit loss allowances of $19,918 and $17,582, respectively	335,720	235,235
Reimbursement due from sponsor	139	—
Investments in real estate, held-for-investment	383,669	183,341
Investment in real estate, held-for-sale	58,278	—
Receivable for investments sold and repaid	146,459	8,180
Interest receivable	58,110	42,292
Other assets	15,002	13,071
Mortgage loans held in securitization trusts, at fair value	1,633,589	950,972
Total assets(1)	$10,202,447	$9,466,698
Liabilities
Collateralized loan obligations, net	$3,696,034	$4,301,970
Repurchase agreements payable, net	1,079,758	256,730
Credit facilities payable, net	837,894	910,197
Mortgage note payable, net	124,368	123,657
Due to related party	100,772	113,501
Interest payable	15,799	30,593
Payable for shares repurchased	42,504	27,397
Other liabilities	53,649	32,146
Mortgage obligations issued by securitization trusts, at fair value	1,484,019	878,545
Total liabilities(1)	7,434,797	6,674,736
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 729,680 and 734,184 issued and outstanding, respectively	7	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 906,648 issued and outstanding, respectively	8	9
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 825,192 and 1,312,367 issued and outstanding, respectively	8	13
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,784,166 and 64,584,819 issued and outstanding, respectively	648	646
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 442,779 and 646,101 issued and outstanding, respectively	4	6
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,638,955 and 4,939,668 issued and outstanding, respectively	46	49
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 48,222,436 and 47,503,635 issued and outstanding, respectively	482	475
Additional paid-in capital	2,883,909	2,869,801
Accumulated other comprehensive income (loss)	(3,164)	(6,986)
Retained earnings (accumulated deficit)	(114,298)	(72,058)
Total stockholders' equity	2,767,650	2,791,962
Total liabilities and stockholders' equity	$10,202,447	$9,466,698
_______________________________
(1)     The December 31, 2024 and 2023 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2024 and 2023, assets of the VIEs totaled $6,512,889 and $6,509,285, respectively, and liabilities of the VIEs totaled $5,191,205 and $5,194,011, respectively. See Note 10 to our consolidated financial statements included herein for further details.
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2024	2023	2022
Net interest income
Interest income	$748,815	$745,516	$373,195
Less: Interest expense	(450,828)	(426,418)	(186,745)
Interest income on mortgage loans held in securitization trusts	89,331	24,374	6,936
Less: Interest expense on mortgage obligations issued by securitization trusts	(78,513)	(21,139)	(6,215)
Net interest income	308,805	322,333	187,171
Other expenses
Management fee	37,922	34,884	23,352
Performance fee	16,141	23,356	8,828
General and administrative expenses	46,147	41,183	24,573
Real estate operating expenses	11,149	6,268	—
Depreciation and amortization	15,384	7,336	—
Interest expense on real estate	9,251	9,105	—
Less: Expense limitation	(139)	(148)	(605)
Add: Expense recoupment to sponsor	—	753	3,026
Net other expenses	135,855	122,737	59,174
Other income (loss)
Credit loss expense, net	(20,517)	(65,613)	—
Real estate operating income	25,298	20,303	—
Net change in unrealized gain (loss) on interest rate cap	(3,899)	(2,543)	650
Net realized gain (loss) on mortgage-backed securities, fair value option	359	—	—
Net realized gain (loss) on mortgage-backed securities, available-for-sale	—	—	441
Net realized gain (loss) on extinguishment of debt	273	261	—
Net realized gain (loss) on real estate, net	357	—	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	762	433	—
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,692	299	(86)
Other income (loss), net	—	—	(1,373)
Total other income (loss)	4,325	(46,860)	(368)
Net income before income taxes	177,275	152,736	127,629
Income tax expense	(2,261)	(2,533)	(1,251)
Net income	175,014	150,203	126,378
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$174,999	$150,188	$126,363
Per share information—basic and diluted
Net income per share of common stock - basic	$1.42	$1.32	$1.65
Net income per share of common stock - diluted	$1.40	$1.32	$1.65

Weighted average common stock outstanding - basic	123,465,514	113,761,636	76,755,737
Weighted average common stock outstanding - diluted	125,031,581	113,761,636	76,755,737
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2024	2023	2022
Net income	$175,014	$150,203	$126,378
Other comprehensive income (loss)
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	3,822	4,920	(11,992)
Total other comprehensive income (loss)	3,822	4,920	(11,992)
Comprehensive income	$178,836	$155,123	$114,386

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)
_______________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2021	$9	$9	$14	$228	$6	$29	$114	$969,558	$86	$3,287	$973,340
Common stock issued	—	—	3	356	1	19	257	1,581,541	—	—	1,582,177
Distributions declared	—	—	—	—	—	—	—	—	—	(116,202)	(116,202)
Proceeds from distribution reinvestment plan	—	—	—	13	—	1	8	56,193	—	—	56,215
Repurchases of common stock	—	—	(1)	(48)	—	(3)	(39)	(225,573)	—	—	(225,664)
Stockholder servicing fees	—	—	—	—	—	—	—	(68,660)	—	—	(68,660)
Offering costs	—	—	—	—	—	—	—	(11,901)	—	—	(11,901)
Performance contingent rights issued	—	—	—	—	—	—	—	11,409	—	—	11,409
Restricted stock units issued	—	—	—	—	—	—	—	2,072	—	—	2,072
Net income	—	—	—	—	—	—	—	—	—	126,378	126,378
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(11,992)	—	(11,992)
Balance as of December 31, 2022	9	9	16	549	7	46	340	2,314,639	(11,906)	13,448	2,317,157
Common stock issued	—	—	—	151	—	7	177	803,519	—	—	803,854
Distributions declared	—	—	—	—	—	—	—	—	—	(194,173)	(194,173)
Proceeds from distribution reinvestment plan	—	—	—	20	—	1	16	94,506	—	—	94,543
Repurchases of common stock	(2)	—	(3)	(74)	(1)	(5)	(58)	(345,568)	—	—	(345,711)
Stockholder servicing fees	—	—	—	—	—	—	—	(19,463)	—	—	(19,463)
Offering costs	—	—	—	—	—	—	—	(6,046)	—	—	(6,046)
Restricted stock units issued	—	—	—	—	—	—	—	28,214	—	—	28,214
Net income	—	—	—	—	—	—	—	—	—	150,203	150,203
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	4,920	—	4,920
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity (continued)
(in thousands)
________________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	—	—	—	80	—	—	98	429,367	—	—	429,545
Distributions declared	—	—	—	—	—	—	—	—	—	(217,239)	(217,239)
Proceeds from distribution reinvestment plan	—	—	—	22	—	1	20	107,414	—	—	107,457
Repurchases of common stock	—	(1)	(5)	(100)	(2)	(4)	(111)	(548,215)	—	—	(548,438)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,741)	—	—	(1,741)
Offering costs	—	—	—	—	—	—	—	(3,238)	—	—	(3,238)
Restricted stock units issued	—	—	—	—	—	—	—	30,521	—	—	30,521
Net income	—	—	—	—	—	—	—	—	—	175,014	175,014
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,822	—	3,822
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$175,014	$150,203	$126,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights	—	—	11,409
Restricted stock units	30,521	28,214	2,072
Amortization of deferred fees on loans and debt securities	(17,577)	(14,541)	(4,723)
Amortization of deferred financing costs and discount	26,658	21,347	12,473
Net unrealized (gain) loss on valuation of interest rate cap	3,899	2,543	(650)
Net realized (gain) loss on sale of mortgage-backed securities, available-for-sale	—	—	(441)
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	(359)	—	—
Real estate depreciation and amortization	15,384	7,336	3,630
Credit loss expense, net	20,517	65,613	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(1,692)	(299)	86
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	(762)	(433)	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	(139)	605	(605)
Interest receivable	(15,818)	(10,052)	(25,379)
Other assets	(5,753)	(6,333)	(1,812)
Due to related party	(1)	1	(62)
Interest payable	(14,794)	11,214	16,788
Other liabilities	21,628	1,334	15,354
Net cash provided by (used in) operating activities	236,726	256,752	154,518
Cash flows from investing activities
Origination and fundings of loans receivable	(1,336,466)	(1,170,567)	(4,141,859)
Principal collections from loans receivable, held-for-investment	1,211,531	729,234	635,672
Exit and extension fees received on loans receivable, held-for-investment	6,563	998	841
Purchases of mortgage-backed securities, at fair value	(134,298)	(90,177)	(140,622)
Principal repayments of mortgage-backed securities, at fair value	37,827	2,900	14,190
Purchases of mortgage-backed securities, held-to-maturity	—	—	(30,129)
Purchase of mortgage loans held in securitization trusts, at fair value	(148,045)	(38,879)	(33,088)
Principal repayments of mortgage loans held in securitization trusts at fair value	72,822	—	—
Acquisition of real estate and related intangibles	—	—	(194,179)
Capital improvements to real estate	(1,579)	(128)	—
Net cash provided by (used in) investing activities	(291,645)	(566,619)	(3,889,174)
Cash flows from financing activities
Issuance of common stock	429,545	803,854	1,582,177
Repurchases of common stock	(533,331)	(378,802)	(169,403)
Stockholder distributions paid	(109,881)	(97,679)	(56,113)
Stockholder servicing fees paid	(14,346)	(13,656)	(9,420)
Offering costs paid	(3,238)	(6,046)	(13,236)
Borrowing under mortgage note payable	—	—	124,700
Borrowings under repurchase agreements	1,327,940	152,576	1,856,718
Repayments under repurchase agreements	(504,489)	(653,593)	(2,001,450)
Borrowings under credit facilities	609,946	877,084	1,276,366
Repayments under credit facilities	(679,946)	(268,066)	(1,164,574)
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2024	2023	2022
Proceeds from issuance of collateralized loan obligations	$746,894	$—	$2,603,545
Repayment of collateralized loan obligations	(1,361,432)	(47,564)	(135,880)
Payment of deferred financing costs	(18,204)	(3,858)	(42,964)
Net cash provided by (used in) financing activities	(110,542)	364,250	3,850,466
Total increase (decrease) in cash, cash equivalents and restricted cash	(165,461)	54,383	115,810
Cash, cash equivalents and restricted cash at beginning of year	256,001	201,618	85,808
Cash, cash equivalents and restricted cash at end of year	$90,540	$256,001	$201,618
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$448,215	$402,962	$157,484
Accrued stockholder servicing fee	$(12,605)	$5,807	$59,240
Distributions payable	$8,669	$8,768	$6,817
Reinvestment of stockholder distributions	$107,457	$94,543	$56,215
Payable for shares repurchased	$42,504	$27,397	$60,488
Loan principal payments held by servicer	$146,459	$8,180	$922
Consolidation of securitization trusts	$996,800	$581,700	$354,750
Deconsolidation of securitization trusts	$(352,131)	$—	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-investment	$(215,528)	$—	$—
Modifications accounted for as repayments and new loans	$66,869	$—	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-sale	$(57,037)	$—	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of December 31, 2024. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.
Reclassifications: Certain amounts in the consolidated financial statements as of and for the year ended December 31, 2023 have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2024. The reclassifications did not affect the Company's financial position, results of operations, or cash flows.
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
Note 2. Summary of Significant Accounting Policies (continued)
the third party ownership interests are reflected as liabilities in the Company's consolidated balance sheets because the beneficial interests payable to these third parties are legally issued in the form of debt. The Company's presentation of net income attributes earnings to controlling and non-controlling interests. Refer to Note 10 for additional discussion of the Company's VIEs.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$61,486	$147,035
Restricted cash	29,054	108,966
Total cash, cash equivalents and restricted cash	$90,540	$256,001
Loans Receivable: Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment and and are carried at amortized cost, net of credit loss allowances as discussed below. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value.
Mortgage-backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to, hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the year ended December 31, 2024. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to ASU 2016-13, as discussed below.
Credit Losses: We adopted ASU 2016-13, which implemented the current expected credit loss ("CECL") accounting model on January 1, 2023. ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, became effective for the Company on January 1, 2023. ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the previous incurred loss model with a current expected credit loss (“CECL”) model for instruments measured at amortized cost. The CECL model applies to the Company's loans receivable, held-for-investment and its mortgage-backed securities held-to-maturity which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC Topic 326, the Company has elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on its consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.

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
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company assigns the loan a risk rating of 5 and records the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that the Company determines foreclosure of the collateral is probable, the Company assigns the loan a risk rating of 5 and measures the expected losses based on the differences between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For these loans, the allowance for expected credit losses may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. For collateral dependent loans where the Company determine foreclosure is not probable, a practical expedient to estimate expected losses is applied using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
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
Real Estate, held-for-investment: The Company receives foreclosed properties in settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized within Credit loss expense on the consolidated statements of operations and the cumulative reserve on the loan is charged off. A gain may be recognized if the fair value of the property exceeds the carrying value of the loan.
Upon the acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends and market and economic conditions. The Company capitalizes acquisition-related costs associated with asset acquisitions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The Company will record acquired above-market and below-market leases at their fair values which represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company's allocation to customer relationship intangible assets has not been material.
Intangible assets and intangible liabilities are recorded as a component of investment in real estate, on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place leases is recorded as a component of depreciation and amortization, on the Company’s consolidated statements of operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and improvements	2 to 42 years
Furniture, fixtures and equipment	1 to 10 years
Tenant improvements	Shorter of estimated useful life or lease term
Lease intangibles	Over lease term
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
Real Estate, held-for-sale: The Company evaluates its real estate assets, to determine whether such assets should be classified as held-for-sale. Real estate assets are classified as held for sale when they meet the criteria under ASC Topic 360, which includes, among other things, that the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Once a real estate asset is classified as held for sale, depreciation and amortization are suspended and the asset is carried at the lower of the asset’s carrying amount or its fair value less costs to sell.

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
•Mortgage-backed securities, at fair value: The fair values for these investments were based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2024, the Company incurred offering costs of $27,785, which were paid on its behalf by FS Investments (see Note 7).
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
The Company's qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of the Company's assets and the sources of its income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2024 and 2023, the Company was in compliance with all REIT requirements.
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
The Company consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2024, 2023, and 2022, the Company recorded a current income tax of $2,261, $2,533 and $1,251, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. As of December 31, 2024, tax years 2019 through 2024 remain subject to examination by taxing authorities.
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur any interest or penalties and none were accrued at December 31, 2024 or 2023.
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
Earnings Per Share: The restricted stock units grant Class I shares issued to FS Real Estate Advisor and Rialto for payment of the administrative services fee are considered to be participating securities. The impact of these restricted stock units on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock units based on dividends declared and the restricted stock units' participation rights in undistributed earnings. As of December 31, 2024 and 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations. Refer to Note 13 for the relevant segment disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Loans Receivable
The following table details overall statistics for the Company's loans receivable portfolio as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Number of loans	145	143
Principal balance	$7,507,083	$7,778,599
Net book value	$7,402,810	$7,702,368
Unfunded loan commitments(1)	$254,768	$390,312
Weighted-average cash coupon(2)	+3.50%	+3.86%
Weighted-average all-in yield(2)(3)	+3.68%	+3.92%
Weighted-average maximum maturity (years)(4)	2.4	3.1
__________________________
(1)    The Company may be required to provide funding when requested by the borrowers in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over the relevant benchmark rates, which include Secured Overnight Financing Rate, or SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of December 31, 2024 and 2023, the one-month SOFR rate was 4.50% and 5.34%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however, loans may be repaid prior to such date.
For the years ended December 31, 2024 and 2023, the activity in the Company's loan portfolio was as follows:

	For the Year Ended December 31,
	2024	2023
Loans receivable at beginning of period	$7,782,219	$7,350,315
Loan fundings(1)	1,403,335	1,170,567
Loan repayments(1)	(1,419,698)	(736,492)
Amortization of deferred fees on loans	12,968	6,889
Credit loss charge off(2)	(3,222)	(8,062)
Exit and extension fees received on loans receivable	(6,563)	(998)
Transfer to investments in real estate, net(3)	(272,565)	—
Total loans receivable	7,496,474	7,782,219
CECL reserve	(93,664)	(79,851)
Loans receivable, net	$7,402,810	$7,702,368
__________________________
(1)    Inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 19, 2024, a new collateral secured loan with a new unrelated borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430 in principal balance. The new loan has a risk rating of 3 as of December 31, 2024.
(2)    During the years ended December 31, 2024 and 2023, the Company resolved two senior loans related to office properties in Fox Hills, CA and Santa Clara, CA, respectively, that had outstanding principal balances of $17,672 and $90,577, respectively. The Company recognized a charge-off of $3,222 and $8,062, respectively, on the discounted payoff of the loans.
(3)    Refer to Note 5 "Real Estate" for further discussion.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,158,483	55%	$4,774,344	61%
Hospitality	1,052,578	14%	1,029,327	13%
Industrial	878,656	12%	714,821	9%
Retail	574,321	8%	268,571	3%
Office	522,686	7%	562,643	8%
Mixed Use	190,180	3%	206,114	3%
Various	103,391	1%	129,712	2%
Self-Storage	16,179	0%	96,687	1%
Total loans receivable	7,496,474	100%	7,782,219	100%
CECL reserve	(93,664)		(79,851)
Loans receivable, net	$7,402,810		$7,702,368

	December 31, 2024		December 31, 2023
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,399,087	45%	$3,879,708	50%
Northeast	1,576,005	21%	1,442,656	18%
West	1,509,283	20%	1,459,857	19%
Various	675,558	9%	678,430	9%
Midwest	336,541	5%	321,568	4%
Total loans receivable	7,496,474	100%	7,782,219	100%
CECL reserve	(93,664)		(79,851)
Loans receivable, net	$7,402,810		$7,702,368
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

	December 31, 2024			December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	132	6,831,933	92%	132	7,353,659	95%
4	12	559,541	7%	9	374,697	5%
5	1	105,000	1%	2	53,863	0%
Total loans receivable	145	7,496,474	100%	143	7,782,219	100%
CECL reserve		(93,664)			(79,851)
Loans receivable, net		$7,402,810			$7,702,368
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of December 31, 2024 and December 31, 2023 by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2024

	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,152,443	619,077	3,082,618	1,859,065	57,383	61,347	6,831,933
4	—	—	321,160	200,877	14,942	22,562	559,541
5	—	—	105,000	—	—	—	105,000
Total loans receivable	$1,152,443	$619,077	$3,508,778	$2,059,942	$72,325	$83,909	$7,496,474
CECL reserve							(93,664)
Loans receivable, net							$7,402,810

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2023

	2023	2022	2021	2020	2019	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	757,348	3,714,430	2,691,177	84,292	64,966	41,446	7,353,659
4	—	309,611	49,673	—	15,413	—	374,697
5	—	—	36,192	17,671	—	—	53,863
Total loans receivable	$757,348	$4,024,041	$2,777,042	$101,963	$80,379	$41,446	$7,782,219
CECL reserve							(79,851)
Loans receivable, net							$7,702,368
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

The following table provides details on the changes in CECL reserve for funded loans by investment pool:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	35,456	3,963	39,419
Increase (Decrease) in general CECL reserve	35,651	1,814	37,465
Increase (Decrease) in specific CECL reserve	11,029	—	11,029
Charge-offs in specific CECL reserve(1)	(8,062)	—	(8,062)
CECL reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (Decrease) in general CECL reserve	12,292	4,489	16,781
Increase (Decrease) in specific CECL reserve	1,376	—	1,376
Charge-offs in specific CECL reserve(2)	(4,344)	—	(4,344)
CECL reserve as of December 31, 2024	$83,398	$10,266	$93,664
__________________________
(1)    During the year ended December 31, 2023, the Company resolved a senior loan related to an office property in Santa Clara, CA that had an outstanding principal balance of $90,577. The Company recognized a charge-off of $8,062 on the discounted payoff of the loan.
(2)    The charge-off related to two previously impaired loans that were resolved during the year ended December 31, 2024. The first resolution was the result of a foreclosure acquisition related to an office asset in Seattle, WA, which previously had a specific reserve balance as of December 31, 2023, and is now included on our consolidated balance sheets in investments in real estate, held-for-investment. Refer to Note 5 "Real Estate" for further discussion. The other resolution was the result of the sale of a senior loan collateralized by an office property in Fox Hills, CA that had an outstanding principal of $17,672.
During the years ended December 31, 2024 and 2023, the Company recorded a net increase of $13,813 and $79,851, respectively, in expected credit loss reserve against its loans receivable portfolio, bringing the total CECL reserve to $93,664 as of December 31, 2024.
The following table summarizes our single risk rated 5 loan as of December 31, 2024, which was analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	5/18/2022	New Rochelle, NY	Multifamily	$105,000	$—	Cash basis - March 2024
The risk rated 5 loan was determined to be collateral dependent as of December 31, 2024. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected loss based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate of 5.50% and a discount rate of 7.25%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
December 31, 2024(1)	$7,050,039	$46,828	$—	$393,669	$7,490,536
December 31, 2023	$7,659,065	$50,109	$15,343	$51,492	$7,776,009
_______________________
(1)    As of December 31, 2024, the Company had eight total loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $317,988, the remaining were not placed on non-accrual status with a total amortized cost of $75,681.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

As of December 31, 2024, the Company had unfunded commitments of $254,768. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to its unfunded loan commitments. The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool:

	Unfunded Commitments CECL Reserve December 31, 2024
	Senior Loans	Mezzanine Loans	Total

CECL Reserve as of December 31, 2022	$—	$—	$—
CECL reserve recorded on January 1, 2023	1,129	34	1,163
Increase (Decrease) in CECL reserve	411	(6)	405
CECL reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	(101)	60	(41)
CECL reserve as of December 31, 2024	$1,439	$88	$1,527
During the years ended December 31, 2024 and 2023, the Company recorded an decrease of $41 and an increase of $1,568, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the total CECL reserve of its unfunded loan commitments to $1,527 and $1,568 as of December 31, 2024 and 2023, respectively, recorded in other liabilities on the consolidated balance sheets.

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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of December 31, 2024 and 2023, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
December 31, 2024
CMBS, available-for-sale	$156,755	$152,450	$(19,918)	$769	$(3,932)	$129,369	9.39%(1)	13.3
CMBS, fair value option	$207,653	$205,154	$—	$1,433	$(238)	$206,350	6.85%(1)	3.8
December 31, 2023
CMBS, available-for-sale	$172,392	$169,326	$(17,582)	$239	$(7,224)	$144,759	10.08%(2)	14.4
CMBS, fair value option	$92,749	$90,042	$—	$847	$(414)	$90,476	7.57%(2)	2.9
_______________________
(1)    Calculated using the one-month SOFR rate of 4.50% as of December 31, 2024.
(2)    Calculated using the one-month SOFR rate of 5.34% as of December 31, 2023.
As of December 31, 2024, there were two unrated office property CMBS, available-for-sale with a total amortized cost of $25,485 for which the Company recorded an allowance for credit loss and placed on non-accrual status during the year. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

	For the Year Ended December 31,
	2024	2023
Allowance for credit losses at beginning of period	$(17,582)	$—
Additions on securities for which credit losses were not previously recorded	—	(17,582)
(Increase) decrease on securities with previously recorded credit losses	(2,336)	—
Allowance for credit losses at end of period	$(19,918)	$(17,582)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of December 31, 2024 and 2023, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
December 31, 2024
CMBS, available-for-sale	$—	$61,467	$—	$(3,932)
December 31, 2023
CMBS, available-for-sale	$—	$108,128	$—	$(7,224)
As of December 31, 2024 and 2023, there were seven securities and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 4. Mortgage Backed Securities (continued)
remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-backed securities, held-to-maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of December 31, 2024 and 2023, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2024
CMBS, held-to-maturity	$78,268	$(137)	$78,131	$—	$(1,024)	$77,107
December 31, 2023
CMBS, held-to-maturity	$75,309	$(71)	$75,238	$—	$(2,282)	$72,956
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the years ended December 31, 2024 and 2023:

CECL Reserve as of December 31, 2022	$—
CECL reserve recorded on January 1, 2023	939
Increase (Decrease) in CECL reserve	(868)
CECL reserve as of December 31, 2023	$71
Increase (Decrease) in CECL reserve	66
CECL reserve as of December 31, 2024	$137

The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of December 31, 2024:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$78,268	—	$48,152	$30,116	—

Note 5. Real Estate
Investment in real estate, held-for-investment, consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Building and building improvements	$278,269	$120,527
Land and land improvements	80,911	39,186
Furniture, fixtures and equipment	4,736	1,064
In-place lease intangibles	46,104	33,530
Total	410,020	194,307
Accumulated depreciation and amortization	(26,351)	(10,966)
Investments in real estate, held-for-investment	$383,669	$183,341
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate (continued)

Amortization
2025	$7,947
2026	5,193
2027	5,098
2028	3,879
2029	3,803
Thereafter	4,529
Total	$30,449
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2025	$24,490
2026	15,949
2027	15,154
2028	15,114
2029	14,243
Thereafter	16,868
Total	$101,818
During the year ended December 31, 2024, the Company received the following foreclosed properties in settlement of loans held for investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
August 2024(1)	Multifamily	Atlanta, GA	$50,473
August 2024(2)	Multifamily	Arlington, TX	35,563
September 2024(3)	Multifamily	Austin, TX	95,807
September 2024(4)	Office	Seattle, WA	32,282
November 2024(5)	Multifamily	Antioch, TN	58,278
Total real estate acquisitions			$272,403
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
(5)    In November 2024, the Company acquired a multifamily property located in Antioch, TN via foreclosure. The property previously collateralized a senior loan receivable held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of December 31, 2024 and 2023.

	As of December 31, 2024
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+2.12%(5)	$75,257	$—	December 18, 2036	$170,635	$167,117
2021-FL2 Notes	+1.71%(5)	530,971	—	May 5, 2038	615,579	613,601
2021-FL3 Notes	+1.70%(5)	692,948	—	November 4, 2036	897,852	886,073
2022-FL4 Notes	+2.33%(5)	611,666	—	January 31, 2039	823,286	813,333
2022-FL5 Notes	+2.83%(5)	490,597	—	June 17, 2037	620,552	611,895
2022-FL7 Notes	+3.21%(5)	573,385	—	October 17, 2039	757,095	750,863
2024-FL9 Notes	+2.03%(5)	746,894	—	October 21, 2039	821,587	819,772
		3,721,718	—		4,706,586	4,662,654
Repurchase Agreements
WF-1 Facility	+(3)	—	500,000	September 26, 2026	—	—
GS-1 Facility	+2.08%(4)	295,512	154,488	January 26, 2025	372,211	382,072
BB-1 Facility	+1.94%(5)	88,875	611,125	February 21, 2025	117,372	117,476
MS-1 Facility	+2.65%(6)	32,889	117,111	October 13, 2025	45,998	45,828
RBC Facility	+1.03%(7)	117,038	—	N/A	149,102	150,107
NTX-1 Facility	+1.56%(3)	143,260	106,740	November 10, 2025	178,900	178,942
BMO-1 Facility	+2.00%(3)	53,200	112,000	February 28, 2025	66,493	66,485
Lucid Facility	+0.89%	63,457	—	N/A	85,027	85,408
WF-2 Facility	+2.50%(3)	233,107	204,011	October 21, 2026	303,884	302,197
Finance Blue Facility	+1.60%(3)	55,331	—	February 17, 2028	69,119	69,107
		1,082,669	1,805,475		1,388,106	1,397,622
Revolving Credit Facilities
MM-1 Facility	+2.30%(6)	850,000	150,000	September 20, 2031	1,106,058	1,097,415
Barclays Facility	+(8)	—	425,000	April 24, 2027	—	—
		850,000	575,000		1,106,058	1,097,415

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	152,036	186,630
Total		$5,779,087	$2,382,475		$7,352,786	$7,344,321
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	As of December 31, 2023
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligation
2019-FL1 Notes	+1.66%(5)	$193,723	$—	December 18, 2036	$291,770	$289,465
2021-FL2 Notes	+1.65%(5)	633,021	—	May 5, 2038	746,616	735,232
2021-FL3 Notes	+1.62%(5)	928,483	—	November 4, 2036	1,133,887	1,127,552
2022-FL4 Notes	+2.21%(5)	837,662	—	January 31, 2039	1,072,212	1,059,356
2022-FL5 Notes	+2.78%(5)	560,224	—	June 17, 2037	663,202	653,507
2022-FL6 Notes	+2.84%(5)	552,100	—	August 19, 2037	733,143	727,826
2022-FL7 Notes	+3.18%(5)	631,042	—	October 17, 2039	789,955	784,845
		4,336,255	—		5,430,785	5,377,783
Repurchase Agreements
WF-1 Facility	+2.00%(3)	35,794	564,206	August 30, 2024	45,207	44,407
GS-1 Facility	+3.10%(4)	18,781	431,219	January 26, 2025	84,447	84,068
RBC Facility	+1.32%	29,940	—	N/A	42,293	39,796
BB-1 Facility	+1.96%(5)	11,474	688,526	February 21, 2025	14,802	14,713
MS-1 Facility	+2.65%(6)	37,537	112,463	October 13, 2025	89,991	89,438
NTX-1 Facility	(3)	—	250,000	November 10, 2024	—	—
BMO-1 Facility	+2.00%(3)	110,000	—	March 1, 2024	276,478	276,233
Lucid Facility	+1.15%	15,693	—	N/A	23,849	23,718
		259,219	2,046,414		577,067	572,373
Revolving Credit Facility
MM-1 Facility	+2.14%(6)(7)	850,000	150,000	September 20, 2029	1,148,945	1,139,895
Barclays Facility	+2.35%(8)	70,000	240,000	August 1, 2025	—	—
		920,000	390,000		1,148,945	1,139,895

Mortgage Loan	+2.15%(7)	124,700	2,000	July 9, 2025	155,498	182,557
Total		$5,640,174	$2,438,414		$7,312,295	$7,272,608
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
(7)    A credit spread adjustment of 0.11%, which was introduced when the benchmark transitioned from USD LIBOR to Term SOFR, was included within this weighted average interest rate.
(8)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $5,726,761 and 7.44%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $5,645,887 and 7.24%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2024 and 2023.
Maturities

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of December 31, 2024 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2025	$146,022	$613,736	$—	$124,700	$884,458
2026	1,215,124	233,107	—	—	1,448,231
2027	1,791,846	—	—	—	1,791,846
2028	301,343	55,331	—	—	356,674
2029	237,731	—	—	—	237,731
Thereafter	29,652	180,495	850,000	—	1,060,147
Total	$3,721,718	$1,082,669	$850,000	$124,700	$5,779,087
_______________________
(1)     The allocation of repayments under the Company's collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2019-FL1, 2021-FL2, 2021-FL3, 2022-FL4, 2022-FL5, 2022-FL7 and 2024-FL9, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of December 31, 2024
Collateral Assets	Total Count	Principal Balance
2019-FL1	8	$171,224
2021-FL2	20	581,551
2021-FL3	23	897,938
2022-FL4	22	823,334
2022-FL5	21	620,575
2022-FL7	18	757,157
2024-FL9	16	821,699
Total	128	$4,673,478
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the Company's CLOs on its consolidated balance sheets.

	December 31,
	2024	2023
Face value	$3,721,718	$4,336,255
Unamortized deferred financing costs	(19,339)	(25,293)
Unamortized discount	(6,345)	(8,992)
Net book value	$3,696,034	$4,301,970
Repurchase Agreements

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

The Company has entered into, and maintains in effect ten repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 and WF-2 Facilities”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility" and "Finance Blue LLC”), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), and Lucid Prime Fund ( the "Lucid Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	December 31,
	2024	2023
Face value	$1,082,669	$259,219
Unamortized deferred financing costs	(2,911)	(2,489)
Net book value	$1,079,758	$256,730
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

	December 31,
	2024	2023
Face value	$850,000	$920,000
Unamortized deferred financing costs	(12,106)	(9,803)
Net book value	$837,894	$910,197
Mortgage Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of a commercial real estate asset in 2022. The Company incurred deferred financing costs, which are being amortized to interest expense over the life of the facility. The following table details the net book value of the Company's mortgage loan on its consolidated balance sheets.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	December 31,
	2024	2023
Face value	$124,700	$124,700
Unamortized deferred financing costs	(332)	(1,043)
Net book value	$124,368	$123,657
Note 7. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto, and the Dealer Manager
Base Management Fee
Pursuant to the fourth amended and restated advisory agreement dated as of December 1, 2022 (the "Advisory Agreement"), FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company's Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company's base management fee, the Company will use its NAV before giving effect to accruals for such fee, the performance fee, the administrative services fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company's Class F or Class Y shares.
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
Administrative Services Fee
Pursuant to the Advisory Agreement, FS Real Estate Advisor is entitled to an administrative services fee equal to 1.0% of the Company’s NAV per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. The administrative services fee is payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the Adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement.
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
At least annually, the Company’s board of directors reviews the amount of the administrative services fees and expenses reimbursable to FS Real Estate Advisor, Rialto and unaffiliated third-parties to determine whether such amounts are reasonable in relation to the services provided. The Company will not reimburse FS Real Estate Advisor or Rialto for any services for which it receives a separate fee or for any administrative expenses allocated to employees to the extent they serve as executive officers of the Company.
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, or preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the years ended December 31, 2024, 2023 and 2022, $12,109, $8,518, and $36,778, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company. During the years ended December 31, 2024, 2023, and 2022, $3,000, $0 and $3,250, respectively, in capital markets fees were paid to affiliates of the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $27,785 for the period from November 7, 2016 (Inception) to December 31, 2024. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised. During the year ended December 31, 2024, the Company paid $3,238 to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2024, $4,182 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the years ended December 31, 2024, 2023 and 2022:

			Year Ended December 31,
Related Party	Source Agreement	Description	2024	2023	2022
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$37,922	$34,884	$23,352
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$16,141	$23,356	$8,828
FS Real Estate Advisor	Advisory Agreement	Administrative Services Expenses(3)	—	—	$12,825
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(4)	$30,521	$28,214	$2,072
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	$3,000	—	$3,250
Rialto	Sub-Advisory Agreement	Valuation Services Fees(5)	$446	$439	$412
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	$12,109	$8,518	$36,778
_______________________
(1)    During the years ended December 31, 2024, 2023 and 2022, FS Real Estate Advisor received $37,895, $33,041 and $6,221, respectively, in cash and $0, $0 and $11,409, respectively, in performance contingent rights as payment for base management fees. As of December 31, 2024, $9,393 in base management fees were payable to FS Real Estate Advisor.
(2)    During the years ended December 31, 2024, 2023 and 2022, $21,696, $22,514 and $4,461, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2024, $59 in performance fees were payable to FS Real Estate Advisor.
(3)    During the years ended December 31, 2024, 2023 and 2022, $267, $1,751 and $12,582, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Real Estate Advisor and Rialto and the remainder related to other reimbursable expenses. These amounts are recorded as general and administrative expenses on the accompanying consolidated statements of operations.
(4)    On December 1, 2022, the Company's method for reimbursing administrative services expense was replaced with an administrative services fee equal to 1.0% of the Company’s NAV per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions.
(5)    During the years ended December 31, 2024, 2023 and 2022, $334, $327, and $431 in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2024 and 2023, the Company accrued $100,772 and $113,501, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
As of December 31, 2024 and 2023, the Company had $139 and $0, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the year ended December 31, 2024, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2024, no expense recoupments were payable to FS Real Estate Advisor and Rialto.

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
As of December 31, 2024, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,097 and $406, respectively.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 8. Stockholder's Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the years ended December 31, 2024, 2023 and 2022:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	902,878	906,648	1,407,377	22,823,721	642,162	2,876,736	11,366,687	40,926,209
Issuance of common stock	—	—	224,184	35,574,767	172,484	2,062,901	25,559,784	63,594,120
Reinvestment of distributions	29,603	—	43,048	1,284,235	15,009	77,027	789,270	2,238,192
Repurchases of common stock	(74,771)	—	(71,276)	(4,760,663)	(42,579)	(215,053)	(3,926,987)	(9,091,329)
Transfers in or out	—	—	(2,455)	(13,724)	(44,077)	(156,539)	222,410	5,615
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	102,378	15,214,848	149,847	916,066	16,702,698	33,085,837
Reinvestment of distributions	29,512	—	42,843	2,016,127	16,302	111,822	1,607,976	3,824,582
Repurchases of common stock	(142,779)	—	(137,092)	(7,413,403)	(50,722)	(469,359)	(5,767,365)	(13,980,720)
Transfers in or out	(10,259)	—	(296,640)	(141,089)	(212,325)	(263,933)	949,162	24,916
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	140,907	8,307,879	81,932	690,187	8,523,987	17,744,892
Reinvestment of distributions	29,008	—	24,347	2,207,101	13,751	115,253	1,966,973	4,356,433
Repurchases of common stock	(33,512)	(62,990)	(63,219)	(9,982,197)	(29,585)	(399,674)	(11,730,482)	(22,301,659)
Transfers in or out	—	—	(589,210)	(333,436)	(269,420)	(706,479)	1,958,323	59,778
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2021	$22,138	$22,371	$33,862	$531,150	$15,945	$66,836	$279,008	$971,310
Issuance of common stock	—	—	5,596	896,258	4,310	51,698	624,315	1,582,177
Reinvestment of distributions	740	—	1,074	32,334	375	2,433	19,259	56,215
Repurchases of common stock	(1,870)	—	(1,778)	(119,792)	(1,064)	(5,388)	(95,772)	(225,664)
Transfers in or out	—	—	(61)	(345)	(1,100)	(3,926)	5,432	—
Accrued stockholder servicing fees(1)	—	—	(220)	(65,260)	(49)	(3,131)	—	(68,660)
Balance as of December 31, 2022	21,008	22,371	38,473	1,274,345	18,417	108,522	832,242	2,315,378
Issuance of common stock	—	—	2,549	381,727	3,730	22,855	392,993	803,854
Reinvestment of distributions	740	—	1,064	50,551	406	2,789	38,993	94,543
Repurchases of common stock	(3,578)	—	(3,404)	(185,900)	(1,261)	(11,701)	(139,867)	(345,711)
Transfers in or out	(257)	—	(7,369)	(3,539)	(5,281)	(6,584)	23,030	—
Accrued stockholder servicing fees(1)	—	—	(75)	(18,897)	(22)	(469)	—	(19,463)
Balance as of December 31, 2023	17,913	22,371	31,238	1,498,287	15,989	115,412	1,147,391	2,848,601
Issuance of common stock	—	—	3,500	208,294	2,040	17,210	198,501	429,545
Reinvestment of distributions	734	—	605	55,336	342	2,874	47,566	107,457
Repurchases of common stock	(849)	(1,522)	(1,570)	(250,214)	(736)	(9,969)	(283,578)	(548,438)
Transfers in or out	—	—	(12,795)	(8,410)	(6,446)	(17,532)	45,183	—
Accrued stockholder servicing fees(1)	—	—	(130)	(2,058)	(24)	471	—	(1,741)
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the years ended December 31, 2024, 2023 and 2022, the Company repurchased 22,301,659, 13,980,720 and 9,091,329, respectively, of shares of common stock under its share repurchase plan representing a total of $548,438, $345,711 and $225,664, respectively. In August 2024 and September 2024, the Company received repurchase requests equal to 2.24% and 2.38%, respectively, of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the third quarter of 2024 equaled 5.86% of the Company's aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for August 2024 and September 2024 and its 5% quarterly repurchase limitation for the third quarter of 2024 such that 100% of share repurchase requests timely received in August 2024 and September 2024 and the third quarter of 2024 were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2024 or 2023.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2024:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2024	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 27, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
March 27, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
April 29, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
May 30, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
June 27, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
July 30, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
August 29, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
September 30, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
October 30, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
November 27, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
December 30, 2024	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$2.1588	$2.1588	$1.6344	$1.6344	$1.7724	$1.7724	$1.8468

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Distributions:
Paid or payable in cash	$109,782	$99,630	$59,987
Reinvested in shares	107,457	94,543	56,215
Total distributions	$217,239	$194,173	$116,202
Source of distributions:
Cash flows from operating activities	$217,239	$194,173	$116,202
Offering proceeds	—	—	—
Total sources of distributions	$217,239	$194,173	$116,202
Net cash provided by (used in) operating activities(1)	$236,726	$256,752	$154,518
_______________________
(1)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.

The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for January 2025 through February 2025 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

	Distribution Amount per Share
Month	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
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
The following table shows the character of distributions on a tax basis the Company paid on a percentage basis during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Ordinary income(1)	100%	100%	100%
Non-taxable return of capital	—	—	—
Capital gain	—	—	—
Total	100%	100%	100%

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
_______________________
(1)    During the years ended December 31, 2024, 2023 and 2022, ordinary dividends were 98%, 99% and 100%, respectively, of total distributions, and qualifying dividends were 2%, 1% and 0%, respectively, of total distributions.
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the years ended December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023	2022
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$174,999	$150,188	$126,363

Denominator:
Weighted average common stock outstanding - basic	123,465,514	113,761,636	76,755,737
Weighted average common stock outstanding - diluted(1)	125,031,581	113,761,636	76,755,737

Net income per share of common stock - basic	$1.42	$1.32	$1.65
Net income per share of common stock - diluted	$1.40	$1.32	$1.65
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,197,086, 1,248,779 and 85,075 of restricted stock units awarded as of December 31, 2024, 2023 and 2022, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$335,720	$—	$335,720	$—	$235,235	$—	$235,235	$—
Mortgage loans held in securitization trusts, at fair value	1,633,589	—	—	1,633,589	950,972	—	—	950,972
Interest rate cap	1,427	—	1,427	—	2,072	—	2,072	—
Total	$1,970,736	$—	$337,147	$1,633,589	$1,188,279	$—	$237,307	$950,972

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$1,484,019	—	$1,484,019	—	$878,545	—	$878,545	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2024 and 2023:

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
	2024	2023
Fair value at beginning of period	$950,972	$324,263
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	27,617	6,109
Purchases	53,200	38,900
Sales and repayments	(42,869)	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	996,800	581,700
Deconsolidation of securitization trusts	(352,131)	—
Fair value at end of period	$1,633,589	$950,972
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$19,322	$6,109
Included in other comprehensive income	$—	$—
_______________________
(1)    For the year ended December 31, 2024, unrealized gain of $27,617 related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $26,057 related to mortgage obligations issued by securitization trusts, at fair value.
As of December 31, 2024, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2024, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.90% to 12.53% (weighted average blended yield of 10.04%) and a life of 1.5 to 4.5 (weighted average life of 2.99). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2024			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$90,540	$90,540	$90,540	$256,001	$256,001	$256,001
Loans receivable, held-for-investment(1)	$7,402,810	$7,507,083	$7,421,414	$7,702,368	$7,778,599	$7,695,871
Mortgage-backed securities held-to-maturity	$78,131	$80,300	$77,107	$75,238	$80,300	$72,956
Financial Liabilities
Repurchase agreements(2)	$1,079,758	$1,082,669	$1,082,669	$256,730	$259,219	$259,219
Credit facilities(2)	$837,894	$850,000	$850,000	$910,197	$920,000	$920,000
Collateralized loan obligations(2)(3)	$3,696,034	$3,715,375	$3,715,375	$4,301,970	$4,327,263	$4,327,263
Mortgage note payable(2)	$124,368	$124,700	$124,700	$123,657	$124,700	$124,700
__________________

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
CMBS, Fair Value Option
As discussed in the “Fair Value of Financial Instruments” section of Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of December 31, 2024, the fair value and unpaid principal balance of these CMBS, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $148,025 and $150,850, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $1,633,589 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $148,025 at December 31, 2024) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.
Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Assets:
Restricted cash	$—	$92,457
Loans receivable, held-for-investment	4,672,521	5,430,785
Interest receivable	38,650	26,891
Other assets(1)	168,129	8,180
Mortgage loans held in securitization trusts, at fair value	1,633,589	950,972
Total assets	$6,512,889	$6,509,285

Liabilities
Collateralized loan obligations, net	$3,696,034	$4,301,970
Interest payable	9,644	12,963
Other liabilities	1,508	533
Mortgage obligations issued by securitization trusts, at fair value	1,484,019	878,545
Total liabilities	$5,191,205	$5,194,011
__________________
(1)    Inclusive of multiple line items broken out on the consolidated balance sheets, such as receivable for investments sold and repaid and investment in real estate, held-for-investment.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 10. Variable Interest Entities (continued)

Investment Securities
Mortgage loans and obligations held in securitization trusts consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary. The mortgage obligations initially represent investment securities on the balance sheets (pre-consolidation). Upon consolidation of the mortgage loans and obligations, the associated investment securities are eliminated, as is the interest income related to those securities.
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities are limited to its book value of $435,736 as of December 31, 2024.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statement
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 12. Derivative Instrument

The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of December 31, 2024.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2024	July 9, 2025	$1,427
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Year Ended December 31,
			2024	2023
Interest Rate Cap	Unrealized Loss	(1)	$(3,899)	$(2,543)
__________________
(1)    Included in Net change in unrealized gain (loss) on interest rate cap in the Company's consolidated statements of operations.
Note 13. Segment Reporting
The Company generally derives its revenues from its investment portfolio of commercial real estate debt investments. Additionally, the Company may foreclose on certain of the loans we originate and operate the property as real estate owned, the performance of which is evaluated with that of our commercial real estate debt investments. The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed based on consolidated net income reported on the consolidated statement of operations by the Company’s Chief Executive Officer and the Global Head of Real Estate of the Adviser, who are collectively the Company’s chief operating decision maker (“CODM”). Accordingly, the Company consists of a single operating and reportable segment.
As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations. The accounting policies of our single reportable segment are consistent with those described in Note 2 included in these consolidated financial statements.
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to December 31, 2024 through the issuance of the consolidated financial statements.
CB-1 Master Repurchase Agreement
On February 14, 2025, FS CREIT Finance CB-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement, as seller, with Citibank, N.A., as buyer, to finance the acquisition and origination of whole, performing and non-performing mortgage loans, senior interests and mortgage notes secured by a first lien on stabilized multifamily, manufactured housing, student housing, retail, industrial, office, self-storage, data center, parking garage and/or hospitality properties. The agreement provides for, among other things, a maximum facility amount of up to $758,381.
2025-FL10 Notes
On February 19, 2025, the Company issued $890,237 of collateralized loan obligation notes, through the Sub-REIT and a wholly-owned financing subsidiary of the Sub-REIT, FS Rialto 2025-FL10 Issuer, LLC, a Delaware limited liability company, as issuer.
BB-1 Eighth Amendment to Master Repurchase Agreement

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
On February 21, 2025, FS CREIT Finance BB-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, as seller, entered into an eighth amendment to that certain Master Repurchase Agreement dated as of February 22, 2021, with Barclays Bank PLC, as buyer. The eighth amendment provides for, among other things, an extension of the availability period from February 21, 2025, to May 22, 2025.
BMO-1 Third Amendment to Master Repurchase Agreement
On February 28, 2025, FS CREIT Finance BMO-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, as seller, entered into a third amendment to that certain Master Repurchase Agreement dated as of March 3, 2023, with Bank of Montreal, as buyer. The third amendment provides for, among other things, an extension of the termination date from February 28, 2025, to February 27, 2026.
NTX-1 Second Amendment to Master Repurchase Agreement
On January 8, 2025, FS CREIT Finance NTX-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, as seller, entered into a second amendment to that certain Master Repurchase Agreement dated as of November 10, 2022, with Natixis, New York Branch, as buyer. The second amendment provides for, among other things, an extension of the funding expiration date from January 8, 2025, to March 10, 2025.
GS-1 Thirteenth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement
On January 28, 2025, FS CREIT Finance GS-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, as seller, entered into a thirteenth amendment to that certain Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018, with Goldman Sachs Bank USA, as buyer.
The amendment provides for, among other things, the extension of the availability period extension date to January 26, 2026.
Foreclosure
In January 2025, the Company acquired one multifamily property located in New Rochelle, New York via foreclosure. Prior to acquisition, the loan was placed on non-accrual and was risk rated "5" as of December 31, 2024.

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2024
(in thousands)
____________________________________________________________________________________________________________

Loan Type	Description	Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest(3)
Senior loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+3.30%	2027	I/O	$—	$359,030	$359,174	$—
						—	359,030	359,174	—
Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+1.40% - 5.25%	2025 - 2030	I/O	—	3,770,746	3,762,652	311,736
Senior loans	Hospitality	Various	+2.10% - 5.36%	2025 - 2029	I/O	—	1,051,690	1,052,578	22,500
Senior loans	Industrial	Various	+2.55% - 4.30%	2026 - 2030	I/O	—	851,075	851,139	—
Senior loans	Retail	Various	+2.10% - 4.61%	2025 - 2029	I/O	—	578,234	574,321	—
Senior loans	Office	Various	+1.90% - 5.86%	2026 - 2029	I/O	—	522,576	522,686	59,459
Senior loans	Mixed Use	Various	+2.90% - 4.50%	2025 - 2028	I/O	—	160,000	160,017	—
Senior loans	Various		+3.65%	2027	I/O	—	90,000	89,996	—
Senior loans	Self Storage		+4.61%	2026	I/O	—	16,100	16,179	—
						—	7,040,421	7,029,568	393,695
Total senior loans						—	7,399,451	7,388,742	393,695

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loan	Multifamily	Various	+7.50% - 10.50%	2026 - 2027	I/O	—	36,625	36,657	—
Mezzanine loan	Mixed Used	Philadelphia, PA	+6.50%	2027	I/O	—	30,163	30,163	—
Mezzanine loan	Industrial	Various	+5.20% Fixed 10.00%	2028 - 2030	I/O	—	27,517	27,517	—
Mezzanine loan	Various	Various	Fixed 10.00%	2026	I/O	—	13,327	13,395	—
Total mezzanine loans						—	107,632	107,732	—
Loans receivable						$—	$7,507,083	7,496,474	$393,695
CECL reserve								(93,664)
Loans receivable, net								$7,402,810
______________________________
(1)    Maximum maturity assumes all extension options are exercised by the borrower.
(2)    I/O = interest only.
(3)    Represents principal balance of loans which are 90 days or more past due as to principal or interest.
The following table reconciles mortgage loans on real estate for the years ended December 31, 2024, 2023 and 2022:

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2024
(in thousands)
____________________________________________________________________________________________________________

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$7,782,219	$7,350,315	$3,841,868
Additions during period:
Loan fundings(1)	1,403,335	1,170,567	4,141,859
Amortization of deferred fees and expenses on loans	12,968	6,889	4,023
Deductions during period:
Collections of principal(1)	(1,419,698)	(736,492)	(636,594)
Exit and extension fees received on loans receivable	(6,563)	(998)	(841)
Credit loss charge off(2)	(3,222)	(8,062)	—
Transfer to investments in real estate, net(3)	(272,565)	—	—
Loans receivable	7,496,474	7,782,219	7,350,315
CECL reserve	(93,664)	(79,851)	—
Loans receivable, net	$7,402,810	$7,702,368	$7,350,315
__________________________
(1)    Inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 19, 2024, a new collateral secured loan with a new unrelated borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430. The new loan has a risk rating of 3 as of December 31, 2024.
(2)    During the years ended December 31, 2024 and 2023, the Company resolved two senior loans related to office properties in Fox Hills, CA and Santa Clara, CA, respectively, that had outstanding principal balances of $17,672 and $90,577, respectively. The Company recognized a charge-off of $3,222 and $8,062, respectively, on the discounted payoff of the loans.
(3)    Refer to Note 5 "Real Estate" for further discussion.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.
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
As of December 31, 2024, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11.     Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15.        Exhibits, Financial Statement Schedules.
a. Documents Filed as Part of this Report
(1)    The following financial statements are set forth in Item 8:
(2)    The following financial statement schedule is set forth in Item 8:

Page
Schedule IV - Mortgage Loans on Real Estate	102
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

10.12
Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 13, 2024).

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

10.20
Indenture dated as of December 5, 2019 among FS Rialto 2019-FL1 Issuer, Ltd., FS Rialto 2019-FL1 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 11, 2019).

10.21
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

10.22
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

10.24
Second Amendment to Guarantee Agreement, dated as of August 3, 2020 between FS Credit Real Estate Income Trust, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 7, 2020).

10.25
Amendment No. 6 to Master Repurchase and Securities Contract dated as of August 27, 2020, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on September 1, 2020).

10.26
Amendment No. 2 to Guarantee Agreement dated as of August 29, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.27
Fifth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 11, 2020 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.28
Sixth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 21, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association. (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 29, 2021).

10.29
Amendment No. 7 to Master Repurchase and Securities Contract dated as of July 30, 2021 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.30
Amendment No. 8 to Master Repurchase and Securities Contract dated as of February 11, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.31
Seventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of April 23, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.37 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.32
Eighth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of December 17, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 23, 2021).

10.33
Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2021 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.34
Master Repurchase Agreement dated as of February 22, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.35
Guaranty Agreement dated as of February 22, 2021 made by FS Credit Real Estate Investment Trust, Inc. in favor of Barclays Bank, PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.36
First Amendment to Master Repurchase Agreement dated as of May 20, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.42 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.37
Second Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement dated as of July 30, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 11, 2021).

10.38
Third Amendment to Master Repurchase Agreement dated as of October 7, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.44 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.39
First Amendment to Guaranty Agreement dated as of December 17, 2021 between FS Credit Real Estate Investment Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.40
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

10.42
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

10.43
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

10.45
Indenture dated as of November 4, 2021 among FS Rialto 2021-FL3 Issuer, Ltd., FS Rialto 2021-FL3 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 10, 2021).

10.46
Master Repurchase Agreement dated as of March 2, 2020 between Royal Bank of Canada and FS CREIT Investments LLC (incorporated by reference to Exhibit 10.54 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.47
Amendment No. 4 to Guarantee Agreement dated as of July 30, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.48
Amendment No. 5 to Guarantee Agreement dated as of December 17, 2021 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.56 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.49
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

10.51
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

10.52
Amended & Restated Performance-Contingent Class I Share Right Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 14, 2022).

10.53
Indenture dated as of March 31, 2022, by and among FS Rialto 2022-FL4 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association, and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 6, 2022).

10.54
Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

10.55
Amendment No. 9 to Master Repurchase and Securities Contract dated as of May 12, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 16, 2022).

10.56
Sixth Amendment to Master Repurchase Agreement dated as of June 7, 2022, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.57
Second Amendment to Guaranty dated as of June 7, 2022, between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.58
Indenture dated as of June 16, 2022, by and among FS Rialto 2022-FL5 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 21, 2022).

10.59
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

10.60
Amendment No. 10 to Master Repurchase and Securities Contract dated as of September 30, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 5, 2022).

10.61
Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 between FS CREIT Finance MS-1 LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.62
Guaranty dated as of October 13, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.63
Master Repurchase Agreement and Securities Contract Agreement dated as of November 10, 2022 between FS CREIT Finance NTX-1 LLC, and Natixis, New York Branch (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.64
Guaranty dated as of November 10, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Natixis, New York Branch (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.65
Indenture dated as of December 7, 2022, by and among FS Rialto 2022-FL7 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 13, 2022).

10.66	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.67	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.68
Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.69
Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.70
Guaranty dated as of January 11, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.71
Master Repurchase Agreement dated as of March 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.72
Limited Guaranty dated as of March 3, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Bank of Montreal (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.73
Twelfth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guarantee Agreement, dated as of March 17, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on March 22, 2023).

10.74
First Amendment to the Amended and Restated Loan and Servicing Agreement, dated as of January 5, 2023, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.75
Eleventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.76
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

10.77
Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2023, between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2023).

10.78
Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 11 to Master Repurchase and Securities Contract, dated as of August 24, 2023, between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2023).

10.79
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

10.80
Amendment No. 1 to Guaranty, dated as of December 14, 2023, by and between Bank of Montreal and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.81
First Amendment to Guaranty, dated as of December 14, 2023, by and between FS Credit Real Estate Income Trust, Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.82
Fourth Amendment to Guaranty, dated as of December 14, 2023, by and between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.83
Amendment No. 6 to Guarantee Agreement, dated as of December 14, 2023, made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.84
Seventh Amendment to Guarantee Agreement, dated as of December 14, 2023, by and between Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.85
Seventh Amendment to Master Repurchase Agreement, dated as of December 29, 2023, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on January 5, 2024).

10.86
Amendment No. 2 to Master Repurchase Amendment, dated as of February 16, 2024, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 23, 2024).

10.87
Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of April 23, 2024, by and among FS CREIT Finance MM-1 LLC, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Barings Finance LLC and FS CREIT Finance Holdings LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2024).

10.88
Amended and Restated Credit Agreement, dated as of April 24, 2024, among FS Credit Real Estate Income Trust, Inc., Barclays Bank PLC, City National Bank, the lenders party thereto, M&T Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2024).

10.89
Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 12 to Master Purchase and Securities Contract, among Wells Fargo Bank, National Association, FS CREIT Finance WF-1 LLC, FS CREIT Finance Holdings LLC, and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2024).

10.90
Master Repurchase Agreement dated as of October 18, 2024 between FS CREIT Finance WF-2 LLC, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.91
Indenture dated as of October 21, 2024, by and among FS Rialto 2024-FL9 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.92
First Amendment to Master Repurchase Agreement and Securities Contract, dated as of November 8, 2024, among FS CREIT Finance NTX-1 LLC, FS Credit Real Estate Income Trust, Inc., and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 14, 2024).

10.93
Amendment No. 13 to Master Repurchase and Securities Contract, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 27, 2024).

10.94*	Second Amendment to Master Repurchase Agreement, dated as of January 8, 2025, between FS CREIT Finance NTX-1 LLC and Natixis.

10.95
Thirteenth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 28, 2025, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on January 30, 2025).

10.96
Master Repurchase Agreement dated as of February 14, 2025 between FS CREIT Finance CB-1 LLC, and Citibank, N.A.(incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025).

10.97
Guaranty dated as of February 14, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025).

10.98
Indenture dated as of February 19, 2025, by and among FS Rialto 2025-FL10 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 21, 2025).

10.99
Eighth Amendment to Master Repurchase Agreement, dated as of February 21, 2025, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 27, 2025).

10.100*	Third Amendment to Master Repurchase Agreement, dated as of February 28, 2025, between FS CREIT Finance BMO-1 LLC and Bank of Montreal.

10.101
Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

10.102
Amendment No. 1 to the Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

19.1*	Statement On the Prohibition of Insider Trading.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	March 21, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 21, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Date:	March 21, 2025	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer

Date:	March 21, 2025	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date:	March 21, 2025	/s/ RYAN BOYER
Ryan Boyer Director

Date:	March 21, 2025	/s/ JAMES W. BROWN
James W. Brown Director

Date:	March 21, 2025	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

Date:	March 21, 2025	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date:	March 21, 2025	/s/ JOHN A. FRY
John A. Fry Director

Date:	March 21, 2025	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date:	March 21, 2025	/s/ DAVID SCHIFF
David Schiff Director

Date:	March 21, 2025	/s/ WILLIAM HANKOWSKY
William Hankowsky Director