Form 10-Q
period 2025-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2025-05-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
As of May 9, 2025, there were 601,129 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 829,838 outstanding shares of Class T common stock, 64,950,941 outstanding shares of Class S common stock, 427,523 outstanding shares of Class D common stock, 3,934,236 outstanding shares of Class M common stock and 48,535,200 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$150,288	$61,486
Restricted cash	29,851	29,054
Loans receivable, held-for-investment, net of credit loss allowances of $82,805 and $93,664	7,308,046	7,402,810
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $108 and $137	78,947	78,131
Mortgage-backed securities, at fair value, credit loss allowances of $20,702 and $19,918	388,450	335,720
Reimbursement due from sponsor	357	139
Investments in real estate, held-for-investment	378,748	383,669
Investments in real estate, held-for-sale	164,233	58,278
Receivable for investments sold and repaid	140,820	146,459
Interest receivable	61,819	58,110
Other assets	13,785	15,002
Mortgage loans held in securitization trusts, at fair value	1,923,554	1,633,589
Total assets(1)	$10,638,898	$10,202,447
Liabilities
Collateralized loan obligations, net	$3,235,840	$3,696,034
Repurchase agreements payable, net	1,698,307	1,079,758
Credit facilities payable, net	839,038	837,894
Mortgage note payable, net	124,567	124,368
Due to related party	96,646	100,772
Interest payable	23,774	15,799
Payable for shares repurchased	101,996	42,504
Other liabilities	34,873	53,649
Mortgage obligations issued by securitization trusts, at fair value	1,755,433	1,484,019
Total liabilities(1)	7,910,474	7,434,797
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 736,830 and 729,680 issued and outstanding, respectively	7	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 830,362 and 825,192 issued and outstanding, respectively	8	8
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,438,603 and 64,784,166 issued and outstanding, respectively	644	648
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 417,326 and 442,779 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 4,052,079 and 4,638,955 issued and outstanding, respectively	41	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 47,842,442 and 48,222,436 issued and outstanding, respectively	478	482
Additional paid-in capital	2,855,273	2,883,909
Accumulated other comprehensive income (loss)	(2,189)	(3,164)
Retained earnings (accumulated deficit)	(125,850)	(114,298)
Total stockholders' equity	2,728,424	2,767,650
Total liabilities and stockholders' equity	$10,638,898	$10,202,447
_______________________________
(1)    The March 31, 2025 and December 31, 2024 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of March 31, 2025 and December 31, 2024, assets of the VIEs totaled $6,015,749 and $6,512,889, respectively, and liabilities of the VIEs totaled $4,999,270 and $5,191,205, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net interest income
Interest income	$162,526	$191,726
Less: Interest expense	(104,814)	(110,182)
Interest income on mortgage loans held in securitization trusts	29,119	16,424
Less: Interest expense on mortgage obligations issued by securitization trusts	(25,819)	(14,530)
Net interest income	61,012	83,438
Other expenses
Management fee	9,264	9,393
Performance fee	—	6,165
General and administrative expenses	11,790	11,264
Real estate operating expenses	7,637	1,379
Depreciation and amortization	6,478	1,835
Interest expense on real estate	2,017	2,357
Less: Expense limitation	(342)	—
Net other expenses	36,844	32,393
Other income (loss)
Credit loss expense, net	10,701	(39,960)
Real estate operating income	9,528	4,883
Net change in unrealized gain (loss) on interest rate cap	(582)	(784)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	333
Net realized gain (loss) on extinguishment of debt	—	174
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	158	77
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(853)	532
Total other income (loss)	18,952	(34,745)
Net income before income taxes	43,120	16,300
Income tax expense	(480)	(480)
Net income	42,640	15,820
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$42,636	$15,816
Per share information—basic and diluted
Net income per share of common stock - basic	$0.35	$0.13
Net income per share of common stock - diluted	$0.34	$0.13

Weighted average common stock outstanding - basic	122,516,709	122,749,486
Weighted average common stock outstanding - diluted	125,461,059	122,749,486

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$42,640	$15,820
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	975	646
Total other comprehensive income	975	646
Comprehensive income	$43,615	$16,466

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended March 31, 2025
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	25	—	—	28	123,680	—	—	123,733
Distributions declared	—	—	—	—	—	—	—	—	—	(54,188)	(54,188)
Proceeds from distribution reinvestment plan	—	—	—	6	—	—	5	27,023	—	—	27,034
Repurchases of common stock	—	—	—	(35)	—	(5)	(37)	(186,381)	—	—	(186,458)
Stockholder servicing fees	—	—	—	—	—	—	—	558	—	—	558
Offering costs	—	—	—	—	—	—	—	(928)	—	—	(928)
Restricted stock units issued	—	—	—	—	—	—	—	7,412	—	—	7,412
Net income	—	—	—	—	—	—	—	—	—	42,640	42,640
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	975	—	975
Balance as of March 31, 2025	$7	$8	$8	$644	$4	$41	$478	$2,855,273	$(2,189)	$(125,850)	$2,728,424

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	—	—	—	23	—	3	27	122,253	—	—	122,306
Distributions declared	—	—	—	—	—	—	—	—	—	(53,840)	(53,840)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	26,741	—	—	26,752
Repurchases of common stock	—	—	(2)	(33)	(1)	—	(14)	(118,037)	—	—	(118,087)
Stockholder servicing fees	—	—	—	—	—	—	—	322	—	—	322
Offering costs	—	—	—	—	—	—	—	(927)	—	—	(927)
Restricted stock units issued	—	—	—	—	—	—	—	7,562	—	—	7,562
Net income	—	—	—	—	—	—	—	—	—	15,820	15,820
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	646	—	646
Balance as of March 31, 2024	$7	$9	$11	$641	$5	$52	$494	$2,907,715	$(6,340)	$(110,082)	$2,792,512
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$42,640	$15,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Restricted stock units	7,412	7,562
Amortization of deferred fees on loans and debt securities	(6,942)	(2,761)
Amortization of deferred financing costs and discount	13,708	5,441
Credit loss expense, net	(10,701)	39,960
Net unrealized (gain) loss on valuation of interest rate cap	582	784
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	—	(333)
Real estate depreciation and amortization	6,478	1,835
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(158)	(77)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	853	(532)
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	(218)	—
Interest receivable	(3,709)	(4,015)
Other assets	(321)	(1,992)
Due to related party	—	(1)
Interest payable	7,975	(461)
Other liabilities	(18,505)	2,459
Net cash provided by (used in) operating activities	39,094	63,689
Cash flows from investing activities
Origination and fundings of loans receivable	(437,698)	(268,648)
Principal collections from loans receivable, held-for-investment	447,503	96,813
Exit and extension fees received on loans receivable, held-for-investment	2,138	722
Purchases of mortgage-backed securities, at fair value	(64,057)	(4,489)
Principal repayments of mortgage-backed securities, at fair value	9,969	7,356
Purchases of mortgage loans held in securitization trusts, at fair value	(17,214)	—
Capital improvements to real estate	(1,564)	—
Net cash provided by (used in) investing activities	(60,923)	(168,246)
Cash flows from financing activities
Issuance of common stock	123,733	122,306
Repurchases of common stock	(126,966)	(106,167)
Stockholder distributions paid	(26,832)	(27,022)
Stockholder servicing fees paid	(3,569)	(3,595)
Offering costs paid	(928)	(927)
Borrowings under repurchase agreements	1,023,411	85,486
Repayments under repurchase agreements	(403,089)	(29,607)
Borrowings under credit facilities	277,303	173,850
Repayments under credit facilities	(277,266)	(145,500)
Proceeds from issuance of collateralized loan obligations	888,011	—
Repayment of collateralized loan obligations	(1,352,646)	(102,623)
Payment of deferred financing costs	(9,734)	(2,164)
Net cash provided by (used in) financing activities	111,428	(35,963)
Total increase (decrease) in cash, cash equivalents and restricted cash	89,599	(140,520)
Cash, cash equivalents and restricted cash at beginning of period	90,540	256,001
Cash, cash equivalents and restricted cash at end of period	$180,139	$115,481

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$85,148	$105,202
Accrued stockholder servicing fee	$(4,127)	$(3,917)
Distributions payable	$8,991	$8,834
Reinvestment of stockholder distributions	$27,034	$26,752
Payable for shares repurchased	$101,996	$39,317
Loan principal payments held by servicer	$140,820	$57,596
Consolidation of securitization trusts	$277,673	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-sale	$(105,000)	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as FS Investments ("FS Investments"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the"SEC"), consisting of up to $2,400,000 in shares in its primary offering and up to $350,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of March 31, 2025. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
Principles of Consolidation: Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 810—Consolidation, or ASC Topic 810, provides guidance on the identification of a VIE (an entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
Cash, Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's uninvested cash is maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company's cash is held with major financial institutions and generally exceed federally insured limits. Restricted cash primarily represents cash held in accounts to fund additional collateral interests within the Company's collateralized loan obligations as well as cash held at the property level of the Company's investments in real estate.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$150,288	$98,502
Restricted cash	29,851	16,979
Total cash, cash equivalents and restricted cash	$180,139	$115,481
Loans Receivable: Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Loans originated by the Company are carried at amortized cost, net of credit loss allowances as discussed below. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value.
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three months ended March 31, 2025. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
Current Expected Credit Loss ("CECL") Reserve: The CECL model applies to the Company's loans receivable, held-for-investment and its mortgage-backed securities held-to-maturity which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. The Company has elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on its consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
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
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company assigns the loan a risk rating of 5 and records the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that the Company determines foreclosure of the collateral is probable, the Company assigns the loan a risk rating of 5 and measures the expected losses based on the differences between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For these loans, the allowance for expected credit losses may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. For collateral dependent loans where the Company determines foreclosure is not probable, a practical expedient to estimate expected losses may be applied using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
Separate provisions of the CECL model apply to the Mortgage-backed securities available-for-sale, which are carried at fair value with unrealized gains and losses reported as a component of Accumulated other comprehensive income (loss). The Company is required to establish an initial credit loss allowance for those available-for-sale securities that are purchased with credit deterioration (“PCD”) by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Real Estate, Held-for-Investment: The Company receives foreclosed properties in settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is less than the carrying value of the loan, the difference is recognized within Credit loss expense, net on the Company's consolidated statements of operations and the cumulative reserve on the loan is charged off. A gain may be recognized if the fair value of the property exceeds the carrying value of the loan.
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The Company will record acquired above-market and below-market leases at their fair values which represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has not been material.
Intangible assets and intangible liabilities are recorded as a component of investment in real estate, held-for-investment on the Company’s consolidated balance sheets. The amortization of acquired above-market, below-market, and in-place leases is recorded as a component of depreciation and amortization, on the Company’s unaudited consolidated statements of operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. Real estate, held-for-investment properties are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and improvements	2 to 42 years
Furniture, fixtures and equipment	1 to 10 years
Tenant improvements	Shorter of estimated useful life or lease term
Lease intangibles	Over lease term
The Company’s management reviews its real estate, held-for-investment properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since the impairment model considers real estate properties to be “long-lived assets to be held and used,” cash flows to determine whether an asset has been impaired are undiscounted. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the periods presented, no such impairment occurred.
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
Fair Value of Financial Instruments: ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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
Certain of the Company's assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor's estimation of fair value of the underlying collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto.
The Company is also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in the Company's consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.
The following methods and assumptions are used to estimate the fair value of financial instruments, for which it is practicable to estimate that value:
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
Assets of the Consolidated Mortgage Loans and Liabilities of the Consolidated Mortgage Obligations: The Company separately presents the assets and liabilities of its consolidated securitization loans as individual line items on its consolidated balance sheets. The liabilities of its consolidated securitization loans consist solely of obligations to the bondholders of the related trusts, and are thus presented as a single line item entitled “Mortgage obligations issued by securitization trusts.” The assets of its consolidated securitization loans consist principally of loans. These assets in the aggregate are likewise presented as a single line item entitled “Mortgage loans held in securitization trusts.” The residual difference shown on its unaudited consolidated statements of operations in the line item “Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts” represents the Company's beneficial interest in the mortgage loans. The Company elected the fair value option for initial and subsequent recognition of the assets and liabilities of its consolidated securitization mortgage loans held in securitization trusts and the related commercial mortgage-backed securities ("CMBS") investments. Interest income and interest expense associated with these loans are presented separately on the Company's consolidated statements of operations.
The securitization mortgage loan assets as a whole can only be used to settle the obligations of the consolidated mortgage loans. The assets of the Company's securitization mortgage loans are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.The securitization mortgage loans in which the Company invests are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization mortgage loans, the Company maximizes the use of observable inputs over unobservable inputs.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2025, the Company incurred offering costs of $28,382, which were paid on its behalf by FS Investments (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company did not incur any interest or penalties and none were accrued at March 31, 2025.
Stockholder Servicing Fees: The Company follows the guidance in ASC Topic 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 7. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Recent Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)	December 31, 2024
Number of loans	143	145
Principal balance	$7,401,119	$7,507,083
Net book value	$7,308,046	$7,402,810
Unfunded loan commitments(1)	$248,296	$254,768
Weighted-average cash coupon(2)(3)	+3.48%	+3.50%
Weighted-average all-in yield(2)(3)	+3.64%	+3.68%
Weighted-average maximum maturity (years)(4)	2.4	2.4
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
(3)    As of March 31, 2025 and December 31, 2024, the one-month SOFR rate was 4.32% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
For the three months ended March 31, 2025 and 2024, the activity in the Company's loan portfolio, was as follows:

	For the Three Months Ended March 31,
	2025	2024
Loans receivable at beginning of period	$7,496,474	$7,782,219
Loan fundings	437,698	268,648
Loan repayments	(441,864)	(146,229)
Amortization of deferred fees on loans	5,681	1,687
Exit and extension fees received on loans receivable	(2,138)	(722)
Transfer to investments in real estate, net(1)	(105,000)	—
Total loans receivable	7,390,851	7,905,603
CECL reserve	(82,805)	(119,800)
Loans receivable, net	$7,308,046	$7,785,803
__________________________
(1)    Refer to Note 5 "Real Estate" for further discussion.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,063,723	55%	$4,158,483	55%
Hospitality	1,107,342	15%	1,052,578	14%
Industrial	885,346	12%	878,656	12%
Office	521,088	7%	522,686	7%
Retail	517,607	7%	574,321	8%
Mixed Use	189,596	3%	190,180	3%
Various	89,997	1%	103,391	1%
Self Storage	16,152	0%	16,179	0%
Total loans receivable	7,390,851	100%	7,496,474	100%
CECL reserve	(82,805)		(93,664)
Loans receivable, net	$7,308,046		$7,402,810

	March 31, 2025 (Unaudited)		December 31, 2024
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,457,233	47%	$3,399,087	45%
West	1,539,663	21%	1,509,283	20%
Northeast	1,393,057	19%	1,576,005	21%
Various	663,079	9%	675,558	9%
Midwest	337,819	4%	336,541	5%
Total loans receivable	7,390,851	100%	7,496,474	100%
CECL reserve	(82,805)		(93,664)
Loans receivable, net	$7,308,046		$7,402,810
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	March 31, 2025 (Unaudited)			December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	131	6,798,872	92%	132	6,831,933	92%
4	10	535,181	7%	12	559,541	7%
5	2	56,798	1%	1	105,000	1%
Total loans receivable	143	7,390,851	100%	145	7,496,474	100%
CECL reserve		(82,805)			(93,664)
Loans receivable, net, at end of period		$7,308,046			$7,402,810
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of March 31, 2025 and December 31, 2024, respectively, by year of origination and risk rating:

	Net Book Value of Loans Receivable by Year of Origination March 31, 2025 (Unaudited)

Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	421,048	1,078,727	491,179	2,957,242	1,732,996	117,680	6,798,872
4	—	—	—	407,241	113,379	14,561	535,181
5	—	—	—	—	34,235	22,563	56,798
Total loans receivable	$421,048	$1,078,727	$491,179	$3,364,483	$1,880,610	$154,804	$7,390,851
CECL reserve							(82,805)
Loans receivable, net							$7,308,046

	Net Book Value of Loans Receivable by Year of Origination December 31, 2024

Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,152,443	619,077	3,082,618	1,859,065	57,383	61,347	6,831,933
4	—	—	321,160	200,877	14,942	22,562	559,541
5	—	—	105,000	—	—	—	105,000
Total loans receivable	$1,152,443	$619,077	$3,508,778	$2,059,942	$72,325	$83,909	7,496,474
CECL reserve							(93,664)
Loans receivable, net							$7,402,810

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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three months ended March 31, 2025 and 2024, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (decrease) in general CECL reserve	(11,583)	724	(10,859)
CECL reserve as of March 31, 2025	$71,815	$10,990	$82,805

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (decrease) in general CECL reserve	37,985	1,964	39,949
CECL reserve as of March 31, 2024	$112,059	$7,741	$119,800
As of March 31, 2025 and 2024, the Company's specific CECL reserve balance was $0 and $2,967, respectively, recorded in loans receivable, held-for-investment on the consolidated balance sheets.
The following table summarizes our risk rated 5 loans as of March 31, 2025, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$34,235	$—	Cash basis - September 2024
Senior Loan	7/18/2018	Washington, DC	Hospitality	$22,500	$—	Cash basis - January 2025
The risk rated 5 loans were determined to be collateral dependent as of March 31, 2025. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 7.25% and 9.25%, and a discount rate between 8.75% and 10.50%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
March 31, 2025(1)	$6,868,819	$236,311	$—	$279,445	$7,384,575
December 31, 2024(2)	$7,050,039	$46,828	$—	$393,669	$7,490,536
______________________
(1)    As of March 31, 2025, the Company had six loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $235,456. The remaining loan that was not placed on non-accrual status had a total amortized cost of $43,989. Full past due interest was received by the Company on this loan in April 2025.
(2)    As of December 31, 2024, the Company had eight total loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $317,988, the remaining were not placed on non-accrual status with a total amortized cost of $75,681.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2025, the Company had unfunded commitments of $248,296. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three months ended March 31, 2025 and 2024, recorded in other liabilities on the Company's consolidated balance sheets:

	Unfunded Commitments CECL Reserve March 31, 2025
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(531)	(66)	(597)
CECL reserve as of March 31, 2025	$908	$22	$930

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	$2,351	$38	$2,389
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of March 31, 2025 and December 31, 2024, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
March 31, 2025 (Unaudited)
CMBS, available-for-sale	$155,002	$150,961	$(20,702)	$568	$(2,755)	$128,072	9.28%(1)	13.0
CMBS, fair value option	$262,581	$259,025	—	$1,393	$(40)	$260,378	6.64%(1)	5.0
December 31, 2024
CMBS, available-for-sale	$156,755	$152,450	$(19,918)	$769	$(3,932)	$129,369	9.39%(2)	13.3
CMBS, fair value option	$207,653	$205,154	—	$1,433	$(238)	$206,350	6.85%(2)	3.8
__________________________
(1)    Calculated using the one-month SOFR rate of 4.32% as of March 31, 2025.
(2)    Calculated using the one-month SOFR rate of 4.50% as of December 31, 2024.
As of March 31, 2025, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $25,677. All future interest collections will be accounted for under the cost recovery method.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

Three Months Ended March 31, 2025
Allowance for credit losses as of December 31, 2024	$(19,918)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(784)
Allowance for credit losses as of March 31, 2025	$(20,702)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
March 31, 2025 (Unaudited)
CMBS, available-for-sale	$—	$60,955	$—	$(2,755)
December 31, 2024
CMBS, available-for-sale	$—	$61,467	$—	$(3,932)
As of March 31, 2025 and December 31, 2024, there were seven securities, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of March 31, 2025 and December 31, 2024, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2025 (Unaudited)
CMBS, held-to-maturity	$79,055	$(108)	$78,947	$—	$(641)	$78,306
December 31, 2024
CMBS, held-to-maturity	$78,268	$(137)	$78,131	$—	$(1,024)	$77,107

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three months ended March 31, 2025 and 2024:

CECL Reserve as of December 31, 2024	$137
Increase (decrease) in CECL reserve	(29)
CECL reserve as of March 31, 2025	$108

CECL Reserve as of December 31, 2023	$71
Increase (decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	$155
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of March 31, 2025 and December 31, 2024, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
March 31, 2025 (Unaudited)
CMBS, held-to-maturity	$79,055	$48,941	$30,114	$—	$—
December 31, 2024
CMBS, held-to-maturity	$78,268	$—	$48,152	$30,116	$—
Note 5. Real Estate
Investments in real estate, held-for-investment, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)	December 31, 2024
Building and building improvements	$279,445	$278,269
Land and land improvements	80,924	80,911
Furniture, fixtures and equipment	5,098	4,736
In-place lease intangibles	46,110	46,104
Total	411,577	410,020
Accumulated depreciation and amortization	(32,829)	(26,351)
Investments in real estate, held-for-investment	$378,748	$383,669
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2025 (remaining)	$4,137
2026	5,193
2027	5,098
2028	3,879
2029	3,803
Thereafter	4,529
Total	$26,639

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2025	$22,513
2026	18,004
2027	15,494
2028	15,437
2029	14,550
Thereafter	17,092
Total	$103,090
During the three months ended March 31, 2025, the Company received the following foreclosed property in settlement of a loan held-for-investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
January 2025(1)	Multifamily	New Rochelle, NY	$105,955
__________________________
(1)    In January 2025, the Company acquired a multifamily property located in New Rochelle, NY via a deed in lieu of foreclosure. The property previously collateralized a senior loan receivable held-for-investment. The asset was recorded on our consolidated balance sheets at the disclosed value above. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of March 31, 2025, included two multifamily properties located in Antioch, TN and New Rochelle, NY with an aggregate carrying value of $164,233. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less costs to sell.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)
Arrangement	Weighted Average Spread(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.75%(5)	$479,905	$—	May 5, 2038	$616,912	$612,911
2021-FL3 Notes	+1.70%(5)	689,401	—	November 4, 2036	879,033	869,509
2022-FL4 Notes	+2.48%(5)	452,871	—	January 31, 2039	693,998	676,381
2024-FL9 Notes	+1.96%(5)	746,894	—	October 21, 2039	793,980	790,845
2025-FL10 Notes	+1.90%(5)	890,237	—	August 19, 2042	966,064	964,617
		3,259,308	—		3,949,987	3,914,263
Repurchase Agreements
WF-1 Facility	+1.75%(3)	99,680	400,320	November 26, 2026	125,255	124,384
GS-1 Facility	+2.06%(4)	344,844	105,156	January 26, 2026	435,021	443,141
BB-1 Facility	+1.95%(5)	27,375	672,625	May 22, 2025	36,459	36,546
MS-1 Facility	+2.65%(6)	3,217	146,783	October 13, 2025	4,500	4,485
RBC Facility	+1.24%(7)	140,717	—	N/A	190,450	191,205
NTX-1 Facility	+1.50%(3)	24,000	226,000	November 10, 2025	29,992	29,816
BMO-1 Facility	(3)	—	25,000	February 27, 2026	—	—
Lucid Facility	+0.91%	72,837	—	N/A	99,999	100,160
WF-2 Facility	+2.50%(3)	212,444	984	October 21, 2026	284,656	283,097
Finance Blue Facility	+1.60%(3)	55,331	—	February 17, 2028	69,473	69,107
CB-1 Facility	+1.92%(3)	722,547	35,834	September 9, 2028	962,419	934,274
		1,702,992	1,612,702		2,238,224	2,216,215
Revolving Credit Facility
MM-1 Facility	+2.30%(6)	850,037	149,963	September 20, 2031	1,127,941	1,110,053
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,037	574,963		1,127,941	1,110,053

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	151,715	184,540
Total		$5,937,037	$2,189,665		$7,467,867	$7,425,071
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	As of December 31, 2024
Arrangement	Weighted Average Interest Rate(2)	Amount Outstanding(1)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+2.12%(5)	$75,257	$—	December 18, 2036	$170,635	$167,117
2021-FL2 Notes	+1.71%(5)	530,971	—	May 5, 2038	615,579	613,601
2021-FL3 Notes	+1.70%(5)	692,948	—	November 4, 2036	897,852	886,073
2022-FL4 Notes	+2.33%(5)	611,666	—	January 31, 2039	823,286	813,333
2022-FL5 Notes	+2.83%(5)	490,597	—	June 17, 2037	620,552	611,895
2022-FL7 Notes	+3.21%(5)	573,385	—	October 17, 2039	757,095	750,863
2024-FL9 Notes	+2.03%(5)	746,894	—	October 21, 2039	821,587	819,772
		3,721,718	—		4,706,586	4,662,654
Repurchase Agreements
WF-1 Facility	(3)	—	500,000	September 26, 2026	—	—
GS-1 Facility	+2.08%(4)	295,512	154,488	January 26, 2025	372,211	382,072
BB-1 Facility	+1.94%(5)	88,875	611,125	February 21, 2025	117,372	117,476
MS-1 Facility	+2.65%(6)	32,889	117,111	October 13, 2025	45,998	45,828
RBC Facility	+1.03%(7)	117,038	—	N/A	149,102	150,107
NTX-1 Facility	+1.56%(3)	143,260	106,740	November 10, 2025	178,900	178,942
BMO-1 Facility	+2.00%(3)	53,200	112,000	February 28, 2025	66,493	66,485
Lucid Facility	+0.89%	63,457	—	N/A	85,027	85,408
WF-2 Facility	+2.50%(3)	233,107	204,011	October 21, 2026	303,884	302,197
Finance Blue Facility	+1.60%(3)	55,331	—	February 17, 2028	69,119	69,107
		1,082,669	1,805,475		1,388,106	1,397,622
Revolving Credit Facilities
MM-1 Facility	+2.30%(6)(7)	850,000	150,000	September 20, 2031	1,106,058	1,097,415
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,000	575,000		1,106,058	1,097,415

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	152,036	186,630
Total		$5,779,087	$2,382,475		$7,352,786	$7,344,321
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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $5,786,399 and 6.44%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $5,726,761 and 7.44%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2025 and December 31, 2024.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of March 31, 2025 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2025	$24,338	$54,592	$—	$124,700	$203,630
2026	960,759	656,968	—	—	1,617,727
2027	1,145,155	—	—	—	1,145,155
2028	360,090	777,878	—	—	1,137,968
2029	464,684	—	—	—	464,684
Thereafter	304,282	213,554	850,037	—	1,367,873
Total	$3,259,308	$1,702,992	$850,037	$124,700	$5,937,037
_______________________
(1)     The allocation of repayments under the Company's collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2021-FL2, 2021-FL3, 2022-FL4, 2024-FL9 and 2025-FL10, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of March 31, 2025 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2021-FL2	20	$580,551
2021-FL3	22	879,110
2022-FL4	20	694,060
2024-FL9	15	794,077
2025-FL10	22	966,485
Total	99	$3,914,283
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the CLOs on the Company's consolidated balance sheets.

	March 31,
	2025	2024
Face value	$3,259,308	$4,233,633
Unamortized deferred financing costs	(19,624)	(22,880)
Unamortized discount	(3,844)	(8,209)
Net book value	$3,235,840	$4,202,544

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Repurchase Agreements
The Company has entered into and maintains in effect eleven repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 Facility and WF-2 Facility”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility" and "Finance Blue Facility”), Citibank N.A. (the "CB-1 Facility"), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), and Lucid Prime Fund ( the "Lucid Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans, and (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	March 31,
	2025	2024
Face value	$1,702,992	$315,098
Unamortized deferred financing costs	(4,685)	(3,334)
Net book value	$1,698,307	$311,764
WF-2 Facility
On March 26, 2025, FS CREIT Finance WF-2 LLC, entered into a First Amendment to Master Repurchase and Securities Contract, or First Amendment, amending that certain Master Repurchase and Securities Contract dated as of October 18, 2024, with Wells Fargo, as purchaser. The First Amendment provides for, among other things, a reduction of the maximum facility amount from $437,118 to $213,428.
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

	March 31,
	2025	2024
Face value	$850,037	$948,350
Unamortized deferred financing costs	(10,999)	(9,056)
Net book value	$839,038	$939,294
Mortgage Loan
On June 23, 2022, FS CREIT 555 Aviation LLC, an indirect wholly-owned subsidiary of the Company, entered into a mortgage loan related to its purchase of a commercial real estate asset. The Company incurred deferred financing costs, which are

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
being amortized to interest expense over the life of the facility. The following table details the net book value of the Company's mortgage loan on its consolidated balance sheets.

	March 31,
	2025	2024
Face value	$124,700	$124,700
Unamortized deferred financing costs	(133)	(865)
Net book value	$124,567	$123,835
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
Administrative Services Fee
Pursuant to the Advisory Agreement, FS Real Estate Advisor is entitled to an administrative services fee equal to 1.0% of the Company’s net asset value per annum attributable to all shares of common stock, before giving effect to any accruals for the base management fee, the performance fee, the administrative services fee, the stockholder servicing fee or any distributions. The administrative services fee is payable quarterly and in arrears in the cash equivalent number of restricted stock units (“Class I RSUs”) representing the right to receive Class I shares of the Company’s common stock (“Class I shares”) based on the then-current Class I transaction price as of the last day of such quarter. Class I RSUs in payment of the administrative services fee will provide the adviser the right to receive a number of Class I shares equivalent to the number of Class I RSUs, subject to the terms and conditions set forth in the Class I RSU Agreement (as defined below).
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
Class I Restricted Stock Unit Agreement
On December 1, 2022, the Company, FS Real Estate Advisor and Rialto entered into the Class I Restricted Stock Unit Agreement (the “Class I RSU Agreement”). Pursuant to the Class I RSU Agreement, and in accordance with the Advisory Agreement, the administrative services fee will be payable quarterly in arrears on the last day of each quarter in the cash equivalent number of Class I RSUs based on the then-current Class I share transaction price as of the last day of such quarter. On the last day of each quarter, the Company will issue to FS Real Estate Advisor and Rialto the cash equivalent number of Class I RSUs to which each is entitled. Class I RSUs will vest ratably on the first calendar day of the month following the one, two and three-year anniversary of the applicable grant date, provided that (i) 100% of FS Real Estate Advisor’s Class I RSUs will immediately vest upon the nonrenewal or termination of the Advisory Agreement pursuant to Section 12(b)(ii), Section 12(b)(iii) or Section 12(b)(iv) thereof; (ii) 100% of the Sub-Adviser’s Class I RSUs will immediately vest upon the nonrenewal or termination of the sub-advisory agreement between FS Real Estate Advisor and Rialto (the “Sub-Advisory Agreement”) pursuant to Section 9(b)(i), Section 9(b)(iii), Section 9(b)(iv), Section 9(b)(v) or Section 9(b)(vi) thereof; (iii) 100% of FS Real Estate Advisor’s unvested Class I RSUs will be automatically forfeited upon termination of the Advisory Agreement pursuant to Section 12(b)(i) thereof; and (iv) 100% of the Sub-Adviser’s unvested Class I RSUs will be automatically forfeited upon termination of the Sub-Advisory Agreement pursuant to Section 9(b)(ii) thereof. If FS Real Estate Advisor and Rialto resigns as the Company’s adviser or sub-adviser, respectively, then any rights related to the Class I RSUs evidenced thereby as of the date of such resignation will remain outstanding and Class I shares issuable in respect thereof will be issued upon the applicable vesting date. If the Company declares a cash distribution on the Class I shares underlying unvested Class I RSUs, then the Company will credit the account of FS Real Estate Advisor and Rialto with the applicable distribution equivalents, which will be subject to the same vesting and forfeiture restrictions as the Class I RSUs. FS Real Estate Advisor and Rialto, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the Class I RSU Agreement for a period of six months from the date of issuance. Thereafter, upon ten days’ written notice to the Company the Company must repurchase any Class I shares requested to be repurchased by FS Real Estate Advisor and Rialto at the most recently published transaction price per Class I share; provided that no repurchase will be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law.
On March 11, 2025, the Class I RSU Agreement was amended. As amended, the Class I RSU Agreement provides that (i) RSUs granted after March 31, 2025 will vest ratably over four years starting after the second anniversary of the grant date and (ii) previously issued and outstanding RSUs are eligible to vest proportionally on the first calendar day of the month following the anniversary of the applicable grant date in each of 2026, 2027, 2028 and 2029.
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the three months ended March 31, 2025 and 2024, $3,957 and $2,370, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
FS Investments funded the Company’s offering costs in the amount of $28,382 for the period from November 7, 2016 (Inception) to March 31, 2025. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the three months ended March 31, 2025, the Company paid

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
$928 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2025, $3,852 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three months ended March 31, 2025 and 2024:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2025	2024
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,264	$9,393
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	$—	$6,165
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	$7,412	$7,562
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	$104	$109
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	$3,957	$2,370
_______________________
(1)    During the three months ended March 31, 2025 and 2024, FS Real Estate Advisor received $8,455 and $9,371, respectively, in cash as payment for base management fees. As of March 31, 2025, $10,202 in base management fees were payable to FS Real Estate Advisor.
(2)    During the three months ended March 31, 2025 and 2024, $0 and $5,614, respectively, in performance fees were paid to FS Real Estate Advisor. As of March 31, 2025, $59 performance fees were payable to FS Real Estate Advisor.
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
(4)     During the three months ended March 31, 2025 and 2024, $104 and $0, respectively, in valuation fees were paid by the Company to Rialto.
Dealer Manager
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2025 and December 31, 2024, the Company accrued $96,646 and $100,772, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the expense limitation agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
March 31, 2025	$342	$342	$—	$—	March 31, 2028
December 31, 2024	139	139	—	—	December 31, 2027
	$481	$481	$—	$—
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
As of March 31, 2025, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $18,181 and $444, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the three months ended March 31, 2025 and 2024:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	15,135	2,696,945	42,152	97,327	2,283,771	5,135,330
Reinvestment of distributions	7,150	—	5,200	567,143	2,959	25,522	478,676	1,086,650
Repurchases of common stock	—	—	—	(3,514,452)	(20,415)	(296,346)	(3,733,132)	(7,564,345)
Transfers in or out	—	—	(15,165)	(95,199)	(50,149)	(413,379)	590,691	16,799
Balance as of March 31, 2025	736,830	843,658	830,362	64,438,603	417,326	4,052,079	47,842,442	119,161,300

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
Issuance of common stock	—	—	376	67,619	1,049	2,700	51,989	123,733
Reinvestment of distributions	181	—	129	14,453	74	636	11,561	27,034
Repurchases of common stock	—	—	(192)	(87,929)	(876)	(7,387)	(90,074)	(186,458)
Transfers in or out	—	—	(184)	(2,634)	(880)	(10,304)	14,002	—
Accrued stockholder servicing fees(1)	—	—	(17)	(262)	(10)	847	—	558
Balance as of March 31, 2025	$17,979	$20,849	$20,960	$1,492,482	$10,522	$94,958	$1,142,541	$2,800,291

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	28,871	2,387,718	27,001	246,717	2,385,956	5,076,263
Reinvestment of distributions	6,911	—	6,964	545,547	3,320	28,998	493,199	1,084,939
Repurchases of common stock	(1,249)	—	(5,825)	(3,336,531)	(10,847)	(52,698)	(1,352,234)	(4,759,384)
Transfers in or out	1	—	(273,559)	(41,821)	(129,836)	(6,631)	377,671	(74,175)
Balance as of March 31, 2024	739,847	906,648	1,068,818	64,139,732	535,739	5,156,054	49,408,227	121,955,065

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	716	59,831	672	6,246	54,841	122,306
Reinvestment of distributions	174	—	173	13,670	83	723	11,929	26,752
Repurchases of common stock	(32)	—	(144)	(83,618)	(270)	(1,313)	(32,710)	(118,087)
Transfers in or out	—	—	(4,954)	(1,048)	(2,972)	(165)	9,139	—
Accrued stockholder servicing fees(1)	—	—	(33)	720	(9)	(356)	—	322
Balance as of March 31, 2024	$18,055	$22,371	$26,996	$1,487,842	$13,493	$120,547	$1,190,590	$2,879,894
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, or share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the share repurchase plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the share repurchase plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
of all classes of shares then participating in the share repurchase plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the three months ended March 31, 2025 and 2024, the Company repurchased 7,564,345 and 4,759,384, respectively, shares of common stock under its share repurchase plan representing a total of $186,458 and $118,087, respectively. In March 2025, the Company received repurchase requests equal to 3.41%, of its aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2025 equaled 6.24% of the Company's aggregate NAV of all classes of shares then participating in its share repurchase plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2025 and its 5% quarterly repurchase limitation for the first quarter of 2025 such that 100% of share repurchase requests timely received in March 2025 and the first quarter of 2025 were satisfied. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2025 or 2024, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2025:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
March 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$0.5397	$0.5397	$0.4086	$0.4086	$0.4431	$0.4431	$0.4617
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Distributions:
Paid or payable in cash	$27,154	$27,088
Reinvested in shares	27,034	26,752
Total distributions	$54,188	$53,840
Source of distributions:
Cash flows from operating activities(1)	$54,188	$53,840
Offering proceeds	—	—
Total sources of distributions	$54,188	$53,840
Net cash provided by (used in) operating activities	$39,094	$63,689
_______________________
(1)    As of March 31, 2025, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2025 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three months ended March 31, 2025 and 2024 consist of the following:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$42,636	$15,816

Denominator:
Weighted average common stock outstanding - basic	122,516,709	122,749,486
Weighted average common stock outstanding - diluted(1)	125,461,059	122,749,486

Net income per share of common stock - basic	$0.35	$0.13
Net income per share of common stock - diluted	$0.34	$0.13
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,505,016 and 1,532,809 of restricted stock units awarded as of March 31, 2025 and 2024, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2025 (Unaudited)				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$388,450	$—	$388,450	$—	$335,720	$—	$335,720	$—
Mortgage loans held in securitization trusts, at fair value	1,923,554	—	—	1,923,554	1,633,589	—	—	1,633,589
Interest rate cap	846	—	846	—	1,427	—	1,427	—
Total	$2,312,850	$—	$389,296	$1,923,554	$1,970,736	$—	$337,147	$1,633,589

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$1,755,433	—	$1,755,433	—	$1,484,019	—	$1,484,019	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2025 and 2024:

	Mortgage loans held in securitization trusts, at fair value
	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$1,633,589	$950,972
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	7,292	5,061
Purchases	5,000	—
Sales and repayments	—	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	277,673	—
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$1,923,554	$956,033
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$7,292	$5,061
Included in other comprehensive income	—	—
______________________
(1)    For the three months ended March 31, 2025 and 2024, unrealized gain of $7,292 and $5,061, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $6,464 and $4,499 related to mortgage obligations issued by securitization trusts, at fair value.
As of March 31, 2025, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2025, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.67% to 12.53% (weighted average blended yield of 9.78%) and a life of 1.25 to 4.25 (weighted average life of 2.77). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2025 (Unaudited)			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$180,139	$180,139	$180,139	$90,540	$90,540	$90,540
Loans receivable - held-for-investment(1)	$7,308,046	$7,401,119	$7,282,833	$7,402,810	$7,507,083	$7,421,414
Mortgage-backed securities held-to-maturity	$78,947	$80,300	$78,306	$78,131	$80,300	$77,107
Financial Liabilities
Repurchase agreements(2)	$1,698,307	$1,702,992	$1,702,992	$1,079,758	$1,082,669	$1,082,669
Credit facilities(2)	$839,038	$850,037	$850,037	$837,894	$850,000	$850,000
Collateralized loan obligations(2)(3)	$3,235,840	$3,255,464	$3,255,464	$3,696,034	$3,715,375	$3,715,375
Mortgage note payable(2)	$124,567	$124,700	$124,700	$124,368	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of March 31, 2025, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $167,923 and $170,257, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $1,923,554 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $167,923 at March 31, 2025) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Restricted cash	$1,287	$—
Loans receivable, held-for-investment	3,913,582	4,672,521
Interest receivable	36,411	38,650
Other assets(1)	140,915	168,129
Mortgage loans held in securitization trusts, at fair value	1,923,554	1,633,589
Total assets	$6,015,749	$6,512,889

Liabilities
Collateralized loan obligations, net	$3,235,840	$3,696,034
Interest payable	7,848	9,644
Other liabilities	149	1,508
Mortgage obligations issued by securitization trusts, at fair value	1,755,433	1,484,019
Total liabilities	$4,999,270	$5,191,205
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $488,933 as of March 31, 2025.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of March 31, 2025.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2024	July 9, 2025	$846
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended March 31,
			2025	2024
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(582)	$(784)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Segment Reporting
The Company generally derives its revenues from its investment portfolio of commercial real estate debt investments. Additionally, the Company may foreclose on certain of the loans it originate and operate the property as real estate owned, the performance of which is evaluated with that of its commercial real estate debt investments. The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed based on consolidated net income reported on the consolidated statement of operations by the Company’s Chief Executive Officer and the Global Head of Real Estate of the adviser, who are collectively the Company’s chief operating decision maker (“CODM”). Accordingly, the Company consists of a single operating and reportable segment.
As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations. The accounting policies of the Company's single reportable segment are consistent with those described in Note 2 included in these unaudited consolidated financial statements.
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to March 31, 2025 through the issuance of the consolidated financial statements.
BB-1 Facility
On April 2, 2025, FS CREIT Finance BB-1 LLC (“BB-1”), as seller, and Barclays Bank PLC (“Barclays”), as purchaser, entered into the Ninth Amendment to Master Repurchase Agreement (the “Ninth Amendment”), amending the Master Repurchase Agreement dated as of February 22, 2021. The Ninth Amendment provides for, among other things, extending the availability period from May 22, 2025 to February 21, 2028.
BMO-1 Facility
On April 17, 2025, FS CREIT Finance BMO-1 LLC (“BMO-1”), as seller, Bank of Montreal, as buyer, and the Company, as guarantor, entered into Amendment No. 4 to Master Repurchase Agreement (“Amendment No. 4”), amending that certain Master Repurchase Agreement dated as of March 3, 2023 (the “MRA”). Amendment No. 4 provides for, among other things, the extension of the MRA termination date from February 27, 2026 to April 16, 2027. The Company executed Amendment No. 4 solely for purposes of ratifying its guaranty of BMO-1 Facility's obligations under the MRA.
GS-1 Facility
On April 25, 2025, FS CREIT Finance GS-1 LLC (“GS-1”), as seller, and Goldman Sachs Bank USA, as purchaser, entered into an Amended and Restated Uncommitted Master Repurchase and Securities Contract Agreement (the “A&R MRA”), amending and restating that certain Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2018. The A&R MRA provides for, among other things, the extension of the availability period expiration date from January 26, 2026, to April 25, 2028.
In connection with the A&R MRA, the Company executed an Amended and Restated Guarantee Agreement for the purposes of, among other things, ratifying its guaranty of GS-1’s obligations under the A&R MRA.

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
Introduction
We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, FS Investments, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,400,000 in shares in our primary offering and up to $350,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
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

Macroeconomic Environment
Economic data were resilient during the first quarter of 2025, yet markets came under pressure as economic and investor sentiment plunged driven by a combination of increased trade tensions, rising inflation and signs of decelerating economic growth. Treasury yields declined as markets priced in up to approximately three Fed rate cuts in 2025. Commercial real estate ("CRE") deal activity and pricing continued to rebound during the first quarter. Deal volume rose 11% during Q1 and has now expanded during each of the past four quarters, while property pricing turned mildly positive following nine consecutive quarters in negative territory. The improving data reflected fundamentals across most property types, which continued to trend upward. We believe the lack of new supply, combined with a strong demand for space, will continue to promote a meaningful improvement in rent growth across most sectors and allow property owners the opportunity to drive strong income growth once again. The CRE market’s solid tone during the first quarter, however, likely does not reflect the impact tariff-driven macro volatility could have on the sector given the longer closing times inherent in CRE deals. While fundamentals remain healthy, macro uncertainty could pause the recovery in deal activity and pricing.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Loan fundings(1)	$437,698	$268,648
Loan repayments(2)	(441,864)	(146,229)
Total net fundings	$(4,166)	$122,419
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2024.
The following table details overall statistics for our loans receivable portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)	December 31, 2024
Number of loans	143	145
Principal balance	$7,401,119	$7,507,083
Net book value	$7,308,046	$7,402,810
Unfunded loan commitments(1)	$248,296	$254,768
Weighted-average cash coupon(2)	+3.48%	+3.50%
Weighted-average all-in yield(2)(3)	+3.64%	+3.68%
Weighted-average maximum maturity (years)(4)	2.4	2.4
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of March 31, 2025 and December 31, 2024, the one-month SOFR rate was 4.32% and 4.50%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of March 31, 2025:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,610	$359,182	$359,855	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	7/14/2023	156,500	156,500	156,598	+3.40%	+3.44%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,977	+3.89%	+4.04%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	5/26/2022	108,500	102,037	102,593	+3.40%	+3.58%	6/9/2027	Mesa, AZ	Multifamily	67%
5	Senior Loan	11/18/2024	97,500	97,500	89,781	+2.50%	+6.61%	12/5/2026	Queens, NY	Multifamily	75%
6	Senior Loan	12/21/2021	93,900	88,108	88,093	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
7	Senior Loan	4/29/2022	90,000	90,000	89,914	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
8	Senior Loan	5/13/2022	$89,500	$89,500	$89,842	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
9	Senior Loan	2/4/2022	89,000	89,000	89,073	+3.85%	+4.16%	2/1/2026	Temecula, CA	Multifamily	75%
10	Senior Loan	7/20/2022	85,690	81,375	81,559	+3.65%	+3.73%	8/9/2027	Phoenix, AZ	Multifamily	61%
11	Senior Loan	5/13/2022	83,885	83,885	84,204	+4.25%	+4.39%	5/9/2027	New York, NY	Multifamily	60%
12	Senior Loan	12/15/2021	76,820	73,620	73,614	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
13	Senior Loan	2/14/2025	75,000	75,000	74,976	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
14	Senior Loan	4/26/2022	69,350	66,266	66,263	+3.72%	+3.72%	5/9/2027	Tucson, AZ	Multifamily	68%
15	Senior Loan	9/10/2021	68,941	68,941	68,937	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
16	Senior Loan	4/27/2022	67,940	65,443	65,519	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%
17	Senior Loan	2/28/2022	66,869	66,869	66,869	+5.25%	+5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
18	Senior Loan	4/26/2021	66,000	66,000	65,981	+3.26%	+3.27%	5/9/2026	North Las Vegas, NV	Multifamily	72%
19	Senior Loan	4/13/2022	62,650	57,131	57,129	+3.90%	+3.90%	5/9/2027	Houston, TX	Multifamily	78%
20	Senior Loan	7/29/2021	62,500	62,500	62,441	+3.21%	+3.21%	8/9/2026	Maitland, FL	Multifamily	72%
21	Senior Loan	7/22/2021	62,100	61,477	61,417	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
22	Senior Loan	8/2/2021	58,947	58,947	58,944	+2.91%	+2.92%	8/9/2026	Austin, TX	Multifamily	73%
23	Senior Loan	5/12/2022	58,165	57,148	57,147	+3.35%	+3.35%	5/9/2027	Denver, CO	Multifamily	80%
24	Senior Loan	6/23/2022	57,000	55,060	55,186	+4.75%	+4.83%	7/9/2027	Seattle, WA	Multifamily	68%
25	Senior Loan	8/17/2022	55,600	54,283	54,397	+3.85%	+3.93%	9/9/2027	Austin, TX	Multifamily	62%
26	Senior Loan	2/17/2022	55,400	53,401	53,539	+4.10%	+4.18%	3/9/2027	Indianapolis, IN	Multifamily	80%
27	Senior Loan	12/21/2022	55,000	55,000	55,077	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
28	Senior Loan	12/19/2024	54,500	54,500	54,468	+3.30%	+3.33%	1/9/2030	New York, NY	Multifamily	61%
29	Senior Loan	12/13/2024	54,075	54,075	53,945	+3.50%	+3.62%	12/9/2028	Jacksonville, FL	Multifamily	74%
30	Senior Loan	3/7/2022	53,135	50,936	50,933	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
31	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
32	Senior Loan	4/26/2022	49,125	47,151	47,615	+4.05%	+4.38%	5/9/2027	Decatur, GA	Multifamily	72%
33	Senior Loan	12/15/2021	49,000	49,000	48,986	+3.45%	+3.49%	12/9/2026	Ladson, SC	Multifamily	77%
34	Senior Loan	6/23/2021	48,944	48,944	48,941	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
35	Senior Loan	3/29/2023	48,010	48,010	48,010	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
36	Senior Loan	6/28/2022	48,000	48,000	47,998	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
37	Senior Loan	7/29/2021	47,500	47,500	47,455	+3.21%	+3.22%	8/9/2026	Clearwater, FL	Multifamily	79%
38	Senior Loan	7/7/2021	47,383	47,383	47,342	+3.11%	+3.12%	7/9/2026	Austin, FL	Multifamily	74%
39	Senior Loan	11/23/2021	45,445	45,445	45,441	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
40	Senior Loan	8/9/2021	44,000	44,000	43,989	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
41	Senior Loan	11/10/2021	44,646	44,041	44,013	+3.86%	+4.16%	11/9/2026	Fayetteville, AR	Multifamily	70%
42	Senior Loan	8/25/2022	44,500	44,500	44,933	+3.50%	+3.83%	9/9/2027	McKinney, TX	Multifamily	53%
43	Senior Loan	2/7/2025	44,320	41,700	41,676	+2.65%	+2.68%	2/9/2030	Jacksonville, FL	Multifamily	65%
44	Senior Loan	12/10/2024	43,101	34,420	34,396	+3.00%	+3.02%	12/9/2029	Jacksonville, FL	Multifamily	49%
45	Senior Loan	8/19/2021	43,000	43,000	42,882	+2.80%	+2.83%	11/9/2026	Omaha, NE	Multifamily	75%
46	Senior Loan	7/28/2021	42,850	42,801	42,759	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
47	Senior Loan	8/9/2021	42,660	42,522	42,373	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
48	Senior Loan	11/1/2021	42,300	42,145	42,184	+3.61%	+3.69%	11/9/2026	Doraville, GA	Multifamily	82%
49	Senior Loan	3/14/2022	42,000	40,652	40,762	+3.50%	+3.60%	4/9/2027	Dallas, TX	Multifamily	76%
50	Senior Loan	8/25/2021	41,395	41,099	41,105	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
51	Senior Loan	7/21/2021	41,100	41,100	40,963	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
52	Senior Loan	6/24/2021	38,600	38,600	38,581	+3.86%	+3.87%	7/9/2026	Austin, TX	Multifamily	76%
53	Senior Loan	11/4/2021	37,300	37,300	37,189	+3.45%	+3.45%	11/1/2025	Boca Raton, FL	Multifamily	81%
54	Senior Loan	4/29/2022	37,136	35,894	35,856	+3.75%	+3.85%	5/9/2027	Euless, TX	Multifamily	80%
55	Senior Loan	11/5/2021	36,325	36,325	36,320	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
56	Senior Loan	9/24/2024	34,000	32,000	31,980	+3.30%	+3.33%	10/9/2029	North Las Vegas, NV	Multifamily	66%
57	Senior Loan	12/21/2021	32,200	32,200	32,048	+2.90%	+2.91%	1/9/2027	Hackensack, NJ	Multifamily	68%
58	Senior Loan	3/31/2025	31,589	31,589	28,715	+1.25%	+3.56%	6/1/2029	Harlem, NY	Multifamily	97%
59	Senior Loan	1/28/2022	31,229	31,229	31,366	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	82%
60	Senior Loan	11/23/2021	30,506	30,506	30,503	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
61	Senior Loan	12/16/2021	29,500	29,500	29,456	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
62	Senior Loan	12/15/2021	28,400	27,592	27,588	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
63	Senior Loan	1/28/2022	24,489	24,489	24,626	+3.81%	+3.95%	9/9/2026	Mesquite, TX	Multifamily	78%
64	Senior Loan	1/28/2022	22,149	22,149	22,273	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	85%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
65	Senior Loan	8/26/2021	$20,955	$20,755	$20,775	+3.21%	+3.27%	9/9/2026	Seattle, WA	Multifamily	69%
66	Senior Loan	7/20/2021	20,136	19,504	19,535	+3.36%	+3.43%	8/9/2026	Las Vegas, NV	Multifamily	72%
67	Senior Loan	5/10/2021	19,200	18,013	18,007	+3.61%	+3.62%	5/9/2026	University City, PA	Multifamily	70%
68	Senior Loan	11/18/2024	18,750	18,750	17,917	+1.95%	+7.24%	10/5/2027	Atlanta, GA	Multifamily	63%
69	Senior Loan	11/18/2024	16,839	16,839	16,695	+1.40%	+2.37%	10/9/2025	Charlotte, NC	Multifamily	56%
70	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.65%	6/9/2027	New York, NY	Multifamily	81%
71	Mezz Loan	2/14/2020	15,000	15,000	14,561	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
72	Senior Loan	11/18/2024	14,344	14,344	13,929	+2.17%	+5.21%	11/9/2026	Kent, WA	Multifamily	87%
73	Senior Loan	3/25/2021	13,015	13,015	13,049	+3.36%	+3.41%	4/9/2026	Lithonia, GA	Multifamily	67%
74	Senior Loan	11/18/2024	12,600	12,600	12,573	+2.75%	+4.09%	6/1/2027	Hollywood, FL	Multifamily	61%
75	Senior Loan	3/19/2021	12,200	12,200	12,262	+4.25%	+4.37%	4/9/2026	Brooklyn, NY	Multifamily	85%
76	Senior Loan	11/18/2024	8,637	8,637	8,360	+2.30%	+6.40%	9/9/2025	Portland, OR	Multifamily	63%
77	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
Subtotal Multifamily			$4,140,990	$4,072,662	$4,063,723

Hospitality
78	Senior Loan	4/28/2022	$195,000	$195,000	$195,466	+3.25%	+3.33%	5/9/2027	New York, NY	Hospitality	70%
79	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
80	Senior Loan	2/24/2025	130,000	124,600	124,575	+3.65%	+3.66%	3/9/2028	San Diego, CA	Hospitality	49%
81	Senior Loan	11/26/2024	102,500	102,500	102,413	+3.25%	+3.37%	12/9/2029	Cambridge, MA	Hospitality	70%
82	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.60%	2/9/2030	New York, NY	Hospitality	43%
83	Senior Loan	9/8/2022	87,000	85,914	86,111	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
84	Senior Loan	7/31/2023	82,000	82,000	82,323	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
85	Senior Loan	11/3/2022	73,000	63,000	63,131	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
86	Senior Loan	5/20/2022	62,373	62,373	62,369	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
87	Senior Loan	9/30/2022	40,000	40,000	40,194	+5.00%	+5.17%	10/9/2027	New Orleans, LA	Hospitality	64%
88	Senior Loan	1/7/2022	38,000	38,000	38,296	+3.75%	+3.93%	3/9/2027	Miami, FL	Hospitality	49%
89	Senior Loan	6/28/2019	25,400	25,400	25,345	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
90	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.36%	8/9/2025	Gaithersburg, MD	Hospitality	80%
91	Senior Loan	6/27/2024	15,318	15,318	15,046	+2.25%	+2.94%	2/6/2027	Mesa, AZ	Hospitality	66%
92	Senior Loan	6/27/2024	13,471	13,471	13,310	+2.10%	+2.92%	12/18/2025	Macon, GA	Hospitality	62%
Subtotal Hospitality			$1,122,762	$1,106,276	$1,107,342

Industrial
93	Senior Loan	12/30/2024	$108,875	$100,091	$100,067	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
94	Senior Loan	6/14/2022	104,630	91,030	91,027	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
95	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
96	Senior Loan	7/15/2022	97,000	97,000	96,989	+3.70%	+3.70%	8/9/2027	Middletown, DE	Industrial	68%
97	Senior Loan	3/28/2024	86,500	86,500	86,592	+3.05%	+3.18%	4/9/2029	Various	Industrial	61%
98	Senior Loan	5/12/2021	85,000	85,000	85,160	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
99	Senior Loan	8/15/2024	79,790	74,495	74,474	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
100	Senior Loan	2/25/2025	48,500	38,614	38,590	+3.50%	+3.60%	3/9/2030	Atlanta, GA	Industrial	65%
101	Senior Loan	4/27/2021	39,050	35,899	35,887	+3.26%	+3.27%	5/9/2026	Jamaica, NY	Industrial	61%
102	Senior Loan	2/20/2024	36,200	35,404	35,389	+3.15%	+3.16%	3/9/2029	Gilbert, AZ	Industrial	62%
103	Senior Loan	4/27/2022	31,800	30,212	30,211	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
104	Senior Loan	2/16/2024	30,700	30,700	30,695	+3.00%	+3.01%	3/9/2029	San Bernardino, CA	Industrial	57%
105	Senior Loan	1/17/2025	22,540	22,540	22,516	+2.50%	+2.53%	2/9/2030	Glen Allen, VA	Industrial	55%
106	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
107	Senior Loan	2/26/2021	17,706	17,706	17,703	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
108	Senior Loan	2/16/2024	14,700	14,700	14,698	+3.00%	+3.01%	3/9/2029	Dallas, TX	Industrial	57%
109	Senior Loan	2/16/2024	13,100	13,100	13,098	+3.00%	+3.01%	3/9/2029	Indianapolis, IN	Industrial	60%
110	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
Subtotal Industrial			$948,341	$885,241	$885,346

Office
111	Senior Loan	3/31/2022	$110,470	$102,908	$102,899	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
112	Senior Loan	10/3/2022	91,100	81,300	81,294	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
113	Senior Loan	12/22/2021	$81,500	$70,864	$71,175	+4.75%	+4.86%	1/9/2027	Farmers Branch, TX	Office	62%
114	Senior Loan	3/12/2021	52,250	34,251	34,235	+5.86%	+5.86%	3/9/2026	San Francisco, CA	Office	65%
115	Senior Loan	11/1/2021	48,906	48,906	48,828	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
116	Senior Loan	1/28/2022	43,650	36,581	36,658	+5.00%	+5.07%	2/9/2027	Milwaukee, WI	Office	59%
117	Senior Loan	2/18/2022	40,240	25,404	25,407	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
118	Senior Loan	11/30/2021	38,310	37,442	37,453	+5.00%	+5.10%	12/9/2026	Memphis, TN	Office	70%
119	Senior Loan	5/4/2021	30,000	25,208	25,286	+5.66%	+5.66%	5/9/2026	Richardson, TX	Office	65%
120	Senior Loan	5/28/2021	29,000	29,000	28,939	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
121	Senior Loan	12/18/2020	28,440	25,289	25,233	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	69%
122	Senior Loan	6/27/2024	4,015	4,015	3,681	+1.90%	+3.62%	8/1/2029	Bronx, NY	Office	41%
Subtotal Office			$597,881	$521,168	$521,088

Retail
123	Senior Loan	6/30/2022	$106,000	$100,000	$99,999	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
124	Senior Loan	12/23/2021	76,700	76,700	76,693	+4.45%	+4.45%	1/9/2027	Westminster, CO	Retail	65%
125	Senior Loan	12/19/2024	70,045	58,200	58,177	+3.60%	+3.62%	1/9/2029	Chula Vista, CA	Retail	68%
126	Senior Loan	6/27/2024	58,767	58,767	58,676	+3.00%	+3.15%	7/1/2025	Lawrence, NY	Retail	61%
127	Senior Loan	7/7/2022	57,250	55,641	55,769	+4.35%	+4.43%	7/9/2027	Birmingham, AL	Retail	71%
128	Senior Loan	6/27/2024	56,740	56,740	56,220	+3.00%	+3.91%	7/1/2025	New York, NY	Retail	79%
129	Senior Loan	6/27/2024	38,296	38,296	36,516	+2.50%	+4.85%	7/15/2026	Rochester, NY	Retail	92%
130	Senior Loan	3/11/2021	30,000	30,000	29,926	+4.61%	+4.67%	3/9/2026	Colleyville, TX	Retail	58%
131	Senior Loan	6/27/2024	22,967	22,967	22,932	+3.00%	+3.15%	7/1/2025	Washington, DC	Retail	49%
132	Senior Loan	6/27/2024	10,984	10,984	10,967	+3.00%	+3.15%	7/1/2025	New York, NY	Retail	19%
133	Senior Loan	6/27/2024	3,548	3,548	3,495	+3.00%	+3.25%	1/2/2027	Brooklyn, NY	Retail	49%
134	Senior Loan	6/27/2024	2,935	2,935	2,891	+3.25%	+3.38%	8/1/2027	New York, NY	Retail	13%
135	Senior Loan	6/27/2024	2,836	2,836	2,804	+3.00%	+3.63%	4/1/2026	Corona, NY	Retail	32%
136	Senior Loan	6/27/2024	1,520	1,520	1,518	+3.00%	+3.15%	7/1/2025	Lawrence, NY	Retail	49%
137	Senior Loan	6/27/2024	1,042	1,042	1,024	+3.25%	+3.82%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$539,630	$520,176	$517,607

Mixed Use
138	Senior Loan	12/4/2023	$110,000	$110,000	$110,100	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
139	Senior Loan	4/9/2019	36,000	36,000	35,995	+4.50%	+4.58%	4/9/2025	New York City, NY	Mixed Use	75%
140	Mezz Loan	10/20/2022	31,111	30,496	30,496	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
141	Senior Loan	2/19/2020	16,600	13,000	13,005	+3.75%	+3.75%	3/9/2026	Los Angeles, CA	Mixed Use	71%
Subtotal Mixed Use			$193,711	$189,496	$189,596

Various
142	Senior Loan	8/4/2022	$90,000	$90,000	$89,997	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%

Self Storage
143	Senior Loan	1/28/2021	$16,100	$16,100	$16,152	+4.61%	+4.73%	2/9/2026	Philadelphia, PA	Self Storage	79%

Total/Weighted Average			$7,649,415	$7,401,119	$7,390,851	+3.48%	+3.64%				67%
CECL Reserve					(82,805)
Loans receivable, net					$7,308,046
_________________________
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net interest income
Interest income	$162,526	$191,726
Less: Interest expense	(104,814)	(110,182)
Interest income on mortgage loans held in securitization trusts	29,119	16,424
Less: Interest expense on mortgage obligations issued by securitization trusts	(25,819)	(14,530)
Net interest income	61,012	83,438
Other expenses
Management fee	9,264	9,393
Performance fee	—	6,165
General and administrative expenses	11,790	11,264
Real estate operating expenses	7,637	1,379
Depreciation and amortization	6,478	1,835
Interest expense on real estate	2,017	2,357
Less: Expense limitation	(342)	—
Net other expenses	36,844	32,393
Other income (loss)
Credit loss expense, net	10,701	(39,960)
Real estate operating income	9,528	4,883
Net change in unrealized gain (loss) on interest rate cap	(582)	(784)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	333
Net realized gain (loss) on extinguishment of debt	—	174
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	158	77
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(853)	532
Total other income (loss)	18,952	(34,745)
Net income before income taxes	43,120	16,300
Income tax expense	(480)	(480)
Net income	42,640	15,820
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$42,636	$15,816
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates and a lower average loan balance for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during 2025 and the second half of 2024.

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
As of March 31, 2025 and 2024, the Company had $357 and $0, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the three months ended March 31, 2025, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2025, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the three months ended March 31, 2025, our expected credit loss reserve decreased by $10,701. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
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
Our FFO and MFFO are calculated for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
	2025	2024
Net income (GAAP)	$42,640	$15,820
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	6,478	1,835
Funds from operations	$49,118	$17,655
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(787)	(713)
Straight-line rental income	(41)	(1,356)
Net change in unrealized (gain) loss on interest rate cap	582	784
Credit loss expense, net	(10,701)	39,960
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(158)	(77)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	853	(532)
Modified funds from operations	$38,866	$55,721
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
Loans receivable and mortgage-backed securities held-to-maturity are valued at amortized cost, consistent with how they are recorded in accordance with GAAP, as these instruments are intended to be held-to-maturity. Liabilities are valued at amortized cost as these obligations are expected to be satisfied at their carrying value. See Note 9 to our unaudited consolidated financial statements included herein for additional information including a comparison of our carrying value and an estimate of the fair value of our loans receivable held-for-investment, mortgage-backed securities held-to-maturity, repurchase agreements payable, credit facility payable, collateralized loan obligations, and mortgage note payable.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2025:

Components of NAV	March 31, 2025
Cash and cash equivalents	$150,288
Restricted cash	29,851
Loans receivable	7,390,851
Mortgage-backed securities held-to-maturity	79,055
Mortgage-backed securities, at fair value	388,450
Reimbursement due from sponsor	357
Interest receivable	61,819
Investments in real estate, held-for-investment	410,695
Investments in real estate, held-for-sale	164,233
Receivable for investment sold and repaid	140,820
Other assets	6,493
Mortgage loans held in securitization trusts, at fair value	1,923,554
Repurchase agreements payable, net	(1,698,307)
Credit facility payable, net	(839,038)
Collateralized loan obligations, net	(3,235,840)
Mortgage note payable, net	(124,567)
Accrued servicing fees(1)	(1,792)
Other liabilities	(159,838)
Mortgage obligations issued by securitization trusts, at fair value	(1,755,433)
Net asset value	$2,931,651
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2025:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$18,633	$20,282	$20,538	$1,609,524	$10,344	$100,672	$1,151,658	$2,931,651
Number of outstanding shares	736,830	843,658	830,362	64,438,603	417,326	4,052,079	47,842,442	119,161,300
NAV per share as of March 31, 2025	$25.2883	$24.0411	$24.7334	$24.9776	$24.7865	$24.8445	$24.0719
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Office	9.80%	6.60%
Multifamily	7.11%	5.20%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.5%	1.9%
(weighted average)	0.25% increase	(2.5)%	(1.8)%
Exit Capitalization Rate	0.25% decrease	8.4%	3.3%
(weighted average)	0.25% increase	(7.8)%	(2.9)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of March 31, 2025:

Reconciliation of Stockholders' Equity to NAV	March 31, 2025
Total stockholders' equity under GAAP	$2,728,424
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,728,299
Adjustments:
Accrued stockholder servicing fees(1)	94,854
General CECL reserve(2)	83,843
Unrealized real estate appreciation(3)	(881)
Accumulated depreciation and amortization(4)	32,828
Other adjustments(5)	(7,292)
Net asset value	$2,931,651
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
(2)    Our loans receivable held-for-investment and mortgage-backed securities held-for-investment balances include a general CECL reserve in our GAAP unaudited consolidated financial statements. For purposes of calculating our NAV, our general CECL reserve is excluded. We recognize a specific CECL reserve in the NAV calculation if and when a loan is deemed impaired, as described above.
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
Liquidity and Capital Resources
As of March 31, 2025, we had $180,139 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2025, we had $2,189,665 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2025, we had unfunded loan commitments of $248,296. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	March 31, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.1x	2.1x
Leverage-to-net assets ratio(2)	2.0x	2.0x
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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. FS Investments funded our offering costs in the amount of $28,625 for the period from November 7, 2016 (Inception) to March 31, 2025. Through March 31, 2025, we reimbursed $24,531 to FS Real Estate Advisor for offering expenses previously funded. As of March 31, 2025, $3,852 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities	$39,094	$63,689
Cash flows used in investing activities	(60,923)	(168,246)
Cash flows from financing activities	111,428	(35,963)
Net increase (decrease) in cash and cash equivalents and restricted cash	$89,599	$(140,520)
Cash flows from operating activities decreased $24,595 during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to the change in net interest income in addition to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities decreased $107,323 during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to the net increase in principal collections from loans receivable of $350,690.
Cash flows from financing activities increased $147,391 during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to a net increase in borrowings.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
March 31, 2025	$2,186,617	$2,553,029	$2,553,029
December 31, 2024	$1,649,194	$1,713,307	$1,714,728
September 30, 2024	$1,651,420	$1,635,765	$1,648,227
June 30, 2024	$1,270,654	$1,648,859	$1,648,859
March 31, 2024	$1,150,574	$1,263,448	$1,263,448
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and

Estimates” for a full discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting policies and significant accounting estimates.
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
See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by FS Investments and Rialto and, our expense limitation agreement with FS Investments.
FS Investment Solutions also serves or served as the placement agent for our private offerings pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2021-FL2, 2021-FL3, 2022-FL4, 2024-FL9, and 2025-FL10 the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the NTX-1 Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, the MM-1 Facility, the WF-2 Facility, the CB-1 Facility, and the Finance Blue Facility borrowings are at a floating-rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2025:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(37,013)	$(27,816)	$(9,197)	(3.6)%
Down 25 basis points(1)	$(18,824)	$(13,908)	$(4,916)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$18,851	$13,908	$4,943	1.9%
Up 50 basis points	$37,739	$27,816	$9,923	3.9%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K, as supplemented by this Quarterly Report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2024.

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
During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2025	1,692,506	$24.86	1,692,506	—
February 1 - February 28, 2025	1,716,262	$24.70	1,716,262	—
March 1 - March 31, 2025	4,155,577	$24.54	4,155,577	—
Total	7,564,345		7,564,345	—
____________________
(1) Repurchases are limited as described above.

Item 3.     Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

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

10.1
Second Amendment to Master Repurchase Agreement, dated as of January 8, 2025, between FS CREIT Finance NTX-1 LLC and Natixis (incorporated by reference to Exhibit 10.94 of the Registrant's Current Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2025.)

10.2
Thirteenth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 28, 2025, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on January 30, 2025.)

10.3
Master Repurchase Agreement dated as of February 14, 2025, between FS CREIT Finance CB-1 LLC, and Citibank, N.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025.)

10.4
Guaranty dated as of February 14, 2025, made by FS Credit Real Estate Income Trust, Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025.)

10.5
Indenture dated as of February 19, 2025, by and among FS Rialto 2025-FL10 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on February 21, 2025.)

10.6
Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

10.7
Amendment No. 1 to the Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

10.8
First Amendment to Master Repurchase and Securities Contract, dated as of March 26, 2025, between FS CREIT Finance WF-2 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on April 2, 2025).

10.9
Ninth Amendment to Master Repurchase Agreement, dated as of April 2, 2025, by and between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 4, 2025).

10.10
Amendment No. 4 to Master Repurchase Agreement, dated as of April 17, 2025, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 23, 2025).

10.11
Amended and Restated Uncommitted Master Repurchase and Securities Contract Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS CREIT Finance GS-1 LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 25, 2025).

10.12
Amended and Restated Guarantee Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 25, 2025).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer (Principal Accounting and Financial Officer)