Form 10-Q
period 2025-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2025-08-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
As of August 8, 2025, there were 590,406 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 773,110 outstanding shares of Class T common stock, 65,851,785 outstanding shares of Class S common stock, 390,835 outstanding shares of Class D common stock, 3,980,293 outstanding shares of Class M common stock and 49,026,608 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$108,897	$61,486
Restricted cash	31,857	29,054
Loans receivable, held-for-investment, net of credit loss allowances of $99,816 and $93,664	7,360,785	7,402,810
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $89 and $137	30,024	78,131
Mortgage-backed securities, at fair value, credit loss allowances of $20,365 and $19,918	359,682	335,720
Reimbursement due from sponsor	1,247	139
Investments in real estate, held-for-investment	376,421	383,669
Investments in real estate, held-for-sale	161,891	58,278
Receivable for investments sold and repaid	66,350	146,459
Interest receivable	62,210	58,110
Other assets	14,692	15,002
Mortgage loans held in securitization trusts, at fair value	2,246,442	1,633,589
Total assets(1)	$10,820,498	$10,202,447
Liabilities
Collateralized loan obligations, net	$3,135,910	$3,696,034
Repurchase agreements payable, net	1,787,524	1,079,758
Credit facilities payable, net	840,147	837,894
Mortgage note payable, net	124,700	124,368
Due to related party	94,116	100,772
Interest payable	18,402	15,799
Payable for shares repurchased	35,006	42,504
Other liabilities	37,721	53,649
Mortgage obligations issued by securitization trusts, at fair value	2,034,059	1,484,019
Total liabilities(1)	8,107,585	7,434,797
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 589,031 and 729,680 issued and outstanding, respectively	6	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 786,027 and 825,192 issued and outstanding, respectively	8	8
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 64,701,459 and 64,784,166 issued and outstanding, respectively	647	648
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 402,519 and 442,779 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,902,387 and 4,638,955 issued and outstanding, respectively	39	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 48,125,931 and 48,222,436 issued and outstanding, respectively	481	482
Additional paid-in capital	2,865,287	2,883,909
Accumulated other comprehensive income (loss)	(1,596)	(3,164)
Retained earnings (accumulated deficit)	(151,971)	(114,298)
Total stockholders' equity	2,712,913	2,767,650
Total liabilities and stockholders' equity	$10,820,498	$10,202,447
_______________________________
(1)    The June 30, 2025 and December 31, 2024 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of June 30, 2025 and December 31, 2024, assets of the VIEs totaled $6,233,950 and $6,512,889, respectively, and liabilities of the VIEs totaled $5,177,124 and $5,191,205, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income	$162,427	$191,653	$324,953	$383,379
Less: Interest expense	(97,639)	(112,174)	(202,453)	(222,356)
Interest income on mortgage loans held in securitization trusts	34,954	10,224	64,073	26,648
Less: Interest expense on mortgage obligations issued by securitization trusts	(30,684)	(8,963)	(56,503)	(23,493)
Net interest income	69,058	80,740	130,070	164,178
Other expenses
Management fee	9,174	9,519	18,438	18,912
Performance fee	—	5,786	—	11,951
General and administrative expenses	12,393	11,437	24,183	22,701
Real estate operating expenses	8,336	1,456	15,973	2,835
Depreciation and amortization	4,364	1,835	10,842	3,670
Interest expense on real estate	2,040	2,355	4,057	4,712
Less: Expense limitation	(1,247)	—	(1,589)	—
Net other expenses	35,060	32,388	71,904	64,781
Other income (loss)
Credit loss expense, net	(16,853)	(19,737)	(6,152)	(59,697)
Real estate operating income	12,900	5,194	22,428	10,077
Net change in unrealized gain (loss) on interest rate cap	(631)	(964)	(1,213)	(1,748)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	—	—	333
Net realized gain (loss) on extinguishment of debt	—	—	—	174
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(954)	364	(796)	441
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,223	546	370	1,078
Unrealized gain (loss) on real estate, held-for-sale	(2,342)	—	(2,342)	—
Total other income (loss)	(6,657)	(14,597)	12,295	(49,342)
Net income before income taxes	27,341	33,755	70,461	50,055
Income tax expense	(261)	(790)	(741)	(1,270)
Net income	27,080	32,965	69,720	48,785
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$27,076	$32,961	$69,712	$48,777
Per share information—basic and diluted
Net income per share of common stock - basic	$0.23	$0.26	$0.57	$0.39
Net income per share of common stock - diluted	$0.22	$0.26	$0.56	$0.39

Weighted average common stock outstanding - basic	119,976,846	124,540,702	121,239,780	123,607,049
Weighted average common stock outstanding - diluted	122,396,378	124,540,702	123,492,967	123,607,049

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$27,080	$32,965	$69,720	$48,785
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	593	940	1,568	1,586
Total other comprehensive income	593	940	1,568	1,586
Comprehensive income	$27,673	$33,905	$71,288	$50,371

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended June 30, 2025
Balance as of March 31, 2025	$7	$8	$8	$644	$4	$41	$478	$2,855,273	$(2,189)	$(125,850)	$2,728,424
Common stock issued	—	—	—	19	—	—	21	97,305	—	—	97,345
Distributions declared	—	—	—	—	—	—	—	—	—	(53,197)	(53,197)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	26,237	—	—	26,248
Repurchases of common stock	(1)	—	—	(21)	—	(2)	(24)	(119,077)	—	—	(119,125)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,072)	—	—	(1,072)
Offering costs	—	—	—	—	—	—	—	(731)	—	—	(731)
Restricted stock units issued	—	—	—	—	—	—	—	7,352	—	—	7,352
Net income	—	—	—	—	—	—	—	—	—	27,080	27,080
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	593	—	593
Balance as of June 30, 2025	$6	$8	$8	$647	$4	$39	$481	$2,865,287	$(1,596)	$(151,971)	$2,712,913

Three Months Ended June 30, 2024
Balance as of March 31, 2024	$7	$9	$11	$641	$5	$52	$494	$2,907,715	$(6,340)	$(110,082)	$2,792,512
Common stock issued	—	—	—	22	—	2	31	128,561	—	—	128,616
Distributions declared	—	—	—	—	—	—	—	—	—	(54,768)	(54,768)
Proceeds from distribution reinvestment plan	—	—		6		1	5	27,121	—	—	27,133
Repurchases of common stock	—	—	(1)	(21)	(1)	(3)	(24)	(115,508)	—	—	(115,558)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,680)	—	—	(1,680)
Offering costs	—	—	—	—	—	—	—	(966)	—	—	(966)
Restricted stock units issued	—	—	—	—	—	—	—	7,673	—	—	7,673
Net income	—	—	—	—	—	—	—	—	—	32,965	32,965
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	940	—	940
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Six Months Ended June 30, 2025
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	44	—	—	49	220,985	—	—	221,078
Distributions declared	—	—	—	—	—	—	—	—	—	(107,385)	(107,385)
Proceeds from distribution reinvestment plan	—	—	—	11	—	—	11	53,260	—	—	53,282
Repurchases of common stock	(1)	—	—	(56)	—	(7)	(61)	(305,458)	—	—	(305,583)
Stockholder servicing fees	—	—	—	—	—	—	—	(514)	—	—	(514)
Offering costs	—	—	—	—	—	—	—	(1,659)	—	—	(1,659)
Restricted stock units issued	—	—	—	—	—	—	—	14,764	—	—	14,764
Net income	—	—	—	—	—	—	—	—	—	69,720	69,720
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	1,568	—	1,568
Balance as of June 30, 2025	$6	$8	$8	$647	$4	$39	$481	$2,865,287	$(1,596)	$(151,971)	$2,712,913

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	—	—	—	45	—	5	58	250,814	—	—	250,922
Distributions declared	—	—	—	—	—	—	—	—	—	(108,608)	(108,608)
Proceeds from distribution reinvestment plan	—	—	—	11	—	1	11	53,862	—	—	53,885
Repurchases of common stock	—	—	(3)	(54)	(2)	(3)	(38)	(233,545)	—	—	(233,645)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,358)	—	—	(1,358)
Offering costs	—	—	—	—	—	—	—	(1,893)	—	—	(1,893)
Restricted stock units issued	—	—	—	—	—	—	—	15,235	—	—	15,235
Net income	—	—	—	—	—	—	—	—	—	48,785	48,785
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,586	—	1,586
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$69,720	$48,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Restricted stock units	14,764	15,235
Amortization of deferred fees on loans and debt securities	(14,431)	(5,863)
Amortization of deferred financing costs and discount	18,466	10,929
Credit loss expense, net	6,152	59,697
Net unrealized (gain) loss on valuation of interest rate cap	1,213	1,748
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	—	(333)
Real estate depreciation and amortization	10,842	3,670
Net unrealized (gain) loss on mortgage-backed securities, fair value option	796	(441)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(370)	(1,078)
Net unrealized (gain) loss on real estate, held-for-sale	2,342	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	(1,108)	—
Interest receivable	(4,100)	(12,915)
Other assets	(903)	(4,860)
Due to related party	—	(1)
Interest payable	2,603	730
Other liabilities	(18,556)	1,617
Net cash provided by (used in) operating activities	87,430	116,920
Cash flows from investing activities
Origination and fundings of loans receivable	(793,415)	(633,236)
Principal collections from loans receivable, held-for-investment	810,484	184,805
Exit and extension fees received on loans receivable, held-for-investment	5,249	1,854
Purchases of mortgage-backed securities, at fair value	(64,043)	(103,948)
Principal repayments of mortgage-backed securities, at fair value	42,373	14,489
Principal repayments of mortgage-backed securities, held-to-maturity	50,300	—
Purchases of mortgage loans held in securitization trusts, at fair value	(62,314)	(148,045)
Principal repayments of mortgage loans held in securitization trusts at fair value	2,145	30,378
Capital improvements to real estate	(4,765)	(28)
Net cash provided by (used in) investing activities	(13,986)	(653,731)
Cash flows from financing activities
Issuance of common stock	221,078	250,922
Repurchases of common stock	(313,081)	(219,026)
Stockholder distributions paid	(54,165)	(54,543)
Stockholder servicing fees paid	(7,164)	(7,232)
Offering costs paid	(1,659)	(1,893)
Borrowings under repurchase agreements	1,281,347	620,357
Repayments under repurchase agreements	(571,824)	(87,843)
Borrowings under credit facilities	367,303	213,850
Repayments under credit facilities	(367,266)	(170,500)
Proceeds from issuance of collateralized loan obligations	888,011	—
Repayment of collateralized loan obligations	(1,455,502)	(121,723)
Payment of deferred financing costs	(10,308)	(9,006)
Net cash provided by (used in) financing activities	(23,230)	413,363
Total increase (decrease) in cash, cash equivalents and restricted cash	50,214	(123,448)
Cash, cash equivalents and restricted cash at beginning of period	90,540	256,001
Cash, cash equivalents and restricted cash at end of period	$140,754	$132,553

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$185,441	$210,697
Accrued stockholder servicing fee	$(6,650)	$(5,874)
Distributions payable	$8,607	$8,948
Reinvestment of stockholder distributions	$53,282	$53,885
Payable for shares repurchased	$35,006	$42,016
Loan principal payments held by servicer	$66,350	$3,281
Payable for investments purchased	$3,082	$—
Consolidation of securitization trusts	$532,214	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-sale	$(105,000)	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc., (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as Future Standard ("Future Standard"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the"SEC"), consisting of up to $2,400,000 in shares in its primary offering and up to $350,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of June 30, 2025. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$108,897	$68,619
Restricted cash	31,857	63,934
Total cash, cash equivalents and restricted cash	$140,754	$132,553
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
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and six months ended June 30, 2025. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2025, the Company incurred offering costs of $28,854, which were paid on its behalf by Future Standard (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company did not incur any interest or penalties and none were accrued at June 30, 2025.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)	December 31, 2024
Number of loans	143	145
Principal balance	$7,468,417	$7,507,083
Net book value	$7,360,785	$7,402,810
Unfunded loan commitments(1)	$249,291	$254,768
Weighted-average cash coupon(2)(3)	+3.43%	+3.50%
Weighted-average all-in yield(2)(3)	+3.57%	+3.68%
Weighted-average maximum maturity (years)(4)	2.3	2.4
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
(3)    As of June 30, 2025 and December 31, 2024, the one-month SOFR rate was 4.32% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
For the six months ended June 30, 2025 and 2024, the activity in the Company's loan portfolio, was as follows:

	For the Six Months Ended June 30,
	2025	2024
Loans receivable at beginning of period	$7,496,474	$7,782,219
Loan fundings	793,415	633,236
Loan repayments	(730,375)	(179,906)
Amortization of deferred fees on loans	11,336	3,637
Exit and extension fees received on loans receivable	(5,249)	(1,854)
Transfer to investments in real estate, net(1)	(105,000)	—
Total loans receivable	7,460,601	8,237,332
CECL reserve	(99,816)	(139,402)
Loans receivable, net	$7,360,785	$8,097,930
__________________________
(1)    Refer to Note 5 "Real Estate" for further discussion.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,200,286	56%	$4,158,483	55%
Hospitality	1,107,714	15%	1,052,578	14%
Industrial	942,241	13%	878,656	12%
Office	523,487	7%	522,686	7%
Retail	427,050	6%	574,321	8%
Mixed Use	153,652	2%	190,180	3%
Various	89,999	1%	103,391	1%
Self Storage	16,172	0%	16,179	0%
Total loans receivable	7,460,601	100%	7,496,474	100%
CECL reserve	(99,816)		(93,664)
Loans receivable, net	$7,360,785		$7,402,810

	June 30, 2025 (Unaudited)		December 31, 2024
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,389,271	45%	$3,399,087	45%
West	1,561,354	21%	1,509,283	20%
Northeast	1,395,830	19%	1,576,005	21%
Various	639,768	9%	675,558	9%
Midwest	474,378	6%	336,541	5%
Total loans receivable	7,460,601	100%	7,496,474	100%
CECL reserve	(99,816)		(93,664)
Loans receivable, net	$7,360,785		$7,402,810
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	June 30, 2025 (Unaudited)			December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	131	6,865,894	92%	132	6,831,933	92%
4	10	537,909	7%	12	559,541	7%
5	2	56,798	1%	1	105,000	1%
Total loans receivable	143	7,460,601	100%	145	7,496,474	100%
CECL reserve		(99,816)			(93,664)
Loans receivable, net, at end of period		$7,360,785			$7,402,810
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of June 30, 2025 and December 31, 2024, respectively, by year of origination and risk rating:

	Net Book Value of Loans Receivable by Year of Origination June 30, 2025 (Unaudited)

Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	768,445	970,369	486,156	2,954,698	1,604,528	81,698	6,865,894
4	—	—	—	407,286	116,224	14,399	537,909
5	—	—	—	—	34,235	22,563	56,798
Total loans receivable	$768,445	$970,369	$486,156	$3,361,984	$1,754,987	$118,660	7,460,601
CECL reserve							(99,816)
Loans receivable, net							$7,360,785

	Net Book Value of Loans Receivable by Year of Origination December 31, 2024

Risk Rating	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,152,443	619,077	3,082,618	1,859,065	57,383	61,347	6,831,933
4	—	—	321,160	200,877	14,942	22,562	559,541
5	—	—	105,000	—	—	—	105,000
Total loans receivable	$1,152,443	$619,077	$3,508,778	$2,059,942	$72,325	$83,909	7,496,474
CECL reserve							(93,664)
Loans receivable, net							$7,402,810

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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three and six months ended June 30, 2025 and 2024, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (decrease) in general CECL reserve	(11,583)	724	(10,859)
CECL reserve as of March 31, 2025	71,815	10,990	82,805
Increase (decrease) in general CECL reserve	16,439	572	17,011
CECL reserve as of June 30, 2025	$88,254	$11,562	$99,816

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (decrease) in general CECL reserve	37,985	1,964	39,949
CECL reserve as of March 31, 2024	112,059	7,741	119,800
Increase (decrease) in general CECL reserve	18,646	(650)	17,996
Increase (decrease) in specific CECL reserve	1,606	—	1,606
CECL reserve as of June 30, 2024	$132,311	$7,091	$139,402
As of June 30, 2025 and 2024, the Company's specific CECL reserve balance was $0 and $4,574, respectively, recorded in loans receivable, held-for-investment on the consolidated balance sheets.
The following table summarizes our risk rated 5 loans as of June 30, 2025, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$34,235	$—	Cash basis - September 2024
Senior Loan	7/18/2018	Washington, DC	Hospitality	$22,500	$—	Cash basis - January 2025
The risk rated 5 loans were determined to be collateral dependent as of June 30, 2025. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 7.25% and 9.25%, and a discount rate between 8.75% and 10.50%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
June 30, 2025(1)	$7,164,290	$89,286	$15,840	$185,086	$7,454,502
December 31, 2024(2)	$7,050,039	$46,828	$—	$393,669	$7,490,536
______________________
(1)    As of June 30, 2025, the Company had five loans with interest income payments 90 days or more past due. Of these loans, four were placed on non-accrual status with a total amortized cost of $127,941. The remaining loan that was not placed on non-accrual status had a total amortized cost of $57,145.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
(2)    As of December 31, 2024, the Company had eight loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $317,988, the remaining were not placed on non-accrual status with a total amortized cost of $75,681.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2025, the Company had unfunded commitments of $249,291. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three and six months ended June 30, 2025 and 2024, recorded in other liabilities on the Company's consolidated balance sheets:

	Unfunded Commitments CECL Reserve
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(531)	(66)	(597)
CECL reserve as of March 31, 2025	908	22	930
Increase (Decrease) in general CECL reserve	219	(22)	197
CECL reserve as of June 30, 2025	$1,127	$—	$1,127

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	2,351	38	2,389
Increase (Decrease) in general CECL reserve	402	1	403
CECL reserve as of June 30, 2024	$2,753	$39	$2,792
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of June 30, 2025 and December 31, 2024, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
June 30, 2025 (Unaudited)
CMBS, available-for-sale	$141,789	$137,490	$(20,365)	$476	$(2,073)	$115,528	9.33%(1)	11.0
CMBS, fair value option	$247,516	$243,757	—	$814	$(416)	$244,154	6.66%(1)	5.2
December 31, 2024
CMBS, available-for-sale	$156,755	$152,450	$(19,918)	$770	$(3,932)	$129,370	9.39%(2)	13.3
CMBS, fair value option	$207,653	$205,154	—	$1,433	$(238)	$206,350	6.85%(2)	3.8
__________________________

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

(1)    Calculated using the one-month SOFR rate of 4.32% as of June 30, 2025.
(2)    Calculated using the one-month SOFR rate of 4.50% as of December 31, 2024.
As of June 30, 2025, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $25,310. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Allowance for credit losses as of December 31, 2024	$(19,918)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(784)
Allowance for credit losses as of March 31, 2025	(20,702)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	337
Allowance for credit losses as of June 30, 2025	$(20,365)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
June 30, 2025 (Unaudited)
CMBS, available-for-sale	$13,863	$54,948	$(15)	$(2,058)
December 31, 2024
CMBS, available-for-sale	$—	$61,467	$—	$(3,932)
As of June 30, 2025 and December 31, 2024, there were eight and seven securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of June 30, 2025 and December 31, 2024, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2025 (Unaudited)
CMBS, held-to-maturity	$30,113	$(89)	$30,024	$—	$(300)	$29,724
December 31, 2024
CMBS, held-to-maturity	$78,268	$(137)	$78,131	$—	$(1,024)	$77,107

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three and six months ended June 30, 2025 and 2024:

CECL Reserve as of December 31, 2024	$137
Increase (decrease) in CECL reserve	(29)
CECL reserve as of March 31, 2025	108
Increase (Decrease) in CECL reserve	(19)
CECL reserve as of June 30, 2025	$89

CECL Reserve as of December 31, 2023	$71
Increase (decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	155
Increase (Decrease) in CECL reserve	19
CECL reserve as of June 30, 2024	$174
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of June 30, 2025 and December 31, 2024, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
June 30, 2025 (Unaudited)
CMBS, held-to-maturity	$30,113	$—	$30,113	$—	$—
December 31, 2024
CMBS, held-to-maturity	$78,268	$—	$48,152	$30,116	$—
Note 5. Real Estate
Investments in real estate, held-for-investment, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)	December 31, 2024
Building and building improvements	$280,988	$278,269
Land and land improvements	81,034	80,911
Furniture, fixtures and equipment	5,473	4,736
In-place lease intangibles	46,119	46,104
Total	413,614	410,020
Accumulated depreciation and amortization	(37,193)	(26,351)
Investments in real estate, held-for-investment	$376,421	$383,669
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

Amortization
2025 (remaining)	$2,332
2026	5,193
2027	5,098
2028	3,879
2029	3,803
Thereafter	4,529
Total	$24,834
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2025 (remaining)	$15,586
2026	20,901
2027	16,084
2028	16,461
2029	16,032
Thereafter	20,031
Total	$105,095
During the six months ended June 30, 2025, the Company received the following foreclosed property in settlement of a loan held-for-investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
January 2025(1)	Multifamily	New Rochelle, NY	$105,955
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
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of June 30, 2025, included two multifamily properties located in Antioch, TN and New Rochelle, NY with an aggregate carrying value of $161,891. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less costs to sell.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)
Arrangement	Weighted Average Spread(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.80%(3)	$428,244	$—	May 5, 2038	$567,073	$567,873
2021-FL3 Notes	+1.73%(3)	642,516	—	November 4, 2036	803,319	796,165
2022-FL4 Notes	+2.49%(3)	448,561	—	January 31, 2039	692,146	688,155
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	838,333	838,169
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	1,021,410	1,020,818
		3,156,452	—		3,922,281	3,911,180
Repurchase Agreements
WF-1 Facility	+1.63%(4)	241,682	258,318	November 26, 2026	302,769	302,102
GS-1 Facility	+1.99%(5)	309,482	140,518	April 25, 2028	397,687	404,390
BB-1 Facility	+1.74%(3)	51,428	648,572	February 21, 2028	65,945	65,534
MS-1 Facility	(6)	—	150,000	October 13, 2025	—	—
RBC Facility	+1.20%(7)	132,875	—	N/A	170,496	170,762
NTX-1 Facility	(4)	—	250,000	November 10, 2025	—	—
BMO-1 Facility	+1.50%(4)	18,492	6,508	April 16, 2027	23,105	23,115
Lucid Facility	+0.94%	91,816	—	N/A	126,133	127,209
WF-2 Facility	+2.50%(4)	206,757	230,361	October 21, 2026	284,661	283,618
Finance Blue Facility	+1.60%(4)	54,695	636	February 17, 2028	69,090	69,418
CB-1 Facility	+1.93%(4)	684,966	73,415	September 9, 2028	924,222	915,838
		1,792,193	1,758,328		2,364,108	2,361,986
Revolving Credit Facility
MM-1 Facility	+2.30%(6)	850,037	149,963	September 20, 2031	1,124,006	1,115,053
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,037	574,963		1,124,006	1,115,053

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025(9)	150,840	185,000
Total		$5,923,382	$2,335,291		$7,561,235	$7,573,219
________________
(1)    The rates are expressed over the relevant floating benchmark rates, which include Term SOFR and SOFR Average (compounded average of SOFR over a rolling 30-day period).
(2)    The amount outstanding under the facilities approximates their fair value.
(3)    Term SOFR or SOFR Average (compounded average of SOFR over a rolling 30-day period), subject to a 0.00% floor.
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
(9)    In July 2025, the Company extended the mortgage loan one year to July 9, 2026.

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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $5,884,124 and 6.36%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $5,726,761 and 7.44%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2025 and December 31, 2024.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of June 30, 2025 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2025	$24,171	$—	$—	$124,700	$148,871
2026	821,929	448,439	—	—	1,270,368
2027	1,156,090	18,492	—	—	1,174,582
2028	341,621	1,100,571	—	—	1,442,192
2029	435,530	—	—	—	435,530
Thereafter	377,111	224,691	850,037	—	1,451,839
Total	$3,156,452	$1,792,193	$850,037	$124,700	$5,923,382
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

	As of June 30, 2025 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2021-FL2	19	$529,890
2021-FL3	20	803,388
2022-FL4	20	692,211
2024-FL9	17	838,443
2025-FL10	24	1,021,794
Total	100	$3,885,726
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the CLOs on the Company's consolidated balance sheets.

	June 30,
	2025	2024
Face value	$3,156,452	$4,214,531
Unamortized deferred financing costs	(16,936)	(20,467)
Unamortized discount	(3,606)	(7,423)
Net book value	$3,135,910	$4,186,641

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

	June 30,
	2025	2024
Face value	$1,792,193	$791,733
Unamortized deferred financing costs	(4,669)	(3,097)
Net book value	$1,787,524	$788,636
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

	June 30,
	2025	2024
Face value	$850,037	$963,350
Unamortized deferred financing costs	(9,890)	(14,022)
Net book value	$840,147	$949,328
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

	June 30,
	2025	2024
Face value	$124,700	$124,700
Unamortized deferred financing costs	—	(687)
Net book value	$124,700	$124,013
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the six months ended June 30, 2025 and 2024, $6,820 and $5,763, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
Future Standard funded the Company’s offering costs in the amount of $28,854 for the period from November 7, 2016 (Inception) to June 30, 2025. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the six months ended June 30, 2025, the Company paid $1,659 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2025, $3,592 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three and six months ended June 30, 2025 and 2024:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2025	2024	2025	2024
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,174	$9,519	$18,438	$18,912
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	5,786	—	11,951
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	7,352	7,673	14,764	15,235
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	—	3,000	—	3,000
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	—	114	104	223
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	3,147	3,393	6,820	5,763
Total			$19,673	$29,485	$40,126	$55,084
_______________________
(1)    During the six months ended June 30, 2025 and 2024, FS Real Estate Advisor received $18,657 and $18,763, respectively, in cash as payment for base management fees. As of June 30, 2025, $9,174 in base management fees were payable to FS Real Estate Advisor.
(2)    During the six months ended June 30, 2025 and 2024, $0 and $11,780, respectively, in performance fees were paid to FS Real Estate Advisor. As of June 30, 2025, there were no performance fees payable to FS Real Estate Advisor.
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
(4)     During the six months ended June 30, 2025 and 2024, $219 and $223, respectively, in valuation fees were paid by the Company to Rialto.
Dealer Manager
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, "FS Investment Solutions", which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
2018, (the "Dealer Management Agreement"), FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the Dealer Manager Agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company's public offering.
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
The Company does not pay a stockholder servicing fee with respect to its Class I, Class F or Class Y shares. FS Investment Solutions reallows some or all of the stockholder servicing fees to participating broker-dealers, servicing broker-dealers and financial institutions (including bank trust departments) for ongoing stockholder services performed by such broker-dealers, and waives (pays back to the Company) stockholder servicing fees to the extent a broker-dealer or financial institution is not eligible or otherwise declines to receive all or a portion of such fees.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2025 and December 31, 2024, the Company accrued $94,116 and $100,772,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
FS Investment Solutions also serves or served as the placement agent for the Company’s private offerings of Class I, Class F and Class Y shares pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.
Expense Limitation
The Company has entered into an amended and restated expense limitation agreement with FS Real Estate Advisor and Rialto, (the "Expense Limitation Agreement"), pursuant to which FS Real Estate Advisor and Rialto have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% per annum of its average net assets attributable to each of its classes of common stock. The Company will repay FS Real Estate Advisor or Rialto on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.
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
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
June 30, 2025	$1,247	$1,247	$—	$—	June 30, 2028
March 31, 2025	342	342	—	—	March 31, 2028
December 31, 2024	139	139	—	—	December 31, 2027
	$1,728	$1,728	$—	$—
Capital Contributions and Commitments
In December 2016, pursuant to a private placement, Michael C. Forman and David J. Adelman, principals of Future Standard, contributed an aggregate of $200 to purchase 8,000 Class F shares at the price of $25.00 per share. These individuals will not tender these shares of common stock for repurchase as long as FS Real Estate Advisor remains the Company's adviser. Future Standard is controlled by Mr. Forman, the Company's president and chief executive officer, and Mr. Adelman.
As of June 30, 2025, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $14,445 and $454, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the six months ended June 30, 2025 and 2024:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	25,176	4,682,603	62,530	141,507	4,191,049	9,102,865
Reinvestment of distributions	11,312	—	10,346	1,121,461	5,633	48,069	958,353	2,155,174
Repurchases of common stock	(151,961)	—	(8,448)	(5,679,558)	(22,208)	(455,842)	(6,101,295)	(12,419,312)
Transfers in or out	—	—	(66,239)	(207,213)	(86,215)	(470,302)	855,388	25,419
Balance as of June 30, 2025	589,031	843,658	786,027	64,701,459	402,519	3,902,387	48,125,931	119,351,012

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
Issuance of common stock	—	—	624	117,208	1,554	3,798	97,894	221,078
Reinvestment of distributions	287	—	256	28,298	140	1,196	23,105	53,282
Repurchases of common stock	(3,843)	—	(401)	(142,004)	(921)	(11,350)	(147,064)	(305,583)
Transfers in or out	—	—	(1,447)	(5,432)	(1,774)	(11,720)	20,373	—
Accrued stockholder servicing fees(1)	—	—	(25)	(1,520)	(17)	1,048	—	(514)
Balance as of June 30, 2025	$14,242	$20,849	$19,855	$1,497,785	$10,147	$91,438	$1,149,371	$2,803,687

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	80,709	4,683,031	38,013	492,550	5,004,490	10,298,793
Reinvestment of distributions	14,136	—	13,194	1,096,854	6,858	58,998	1,085,789	2,275,829
Repurchases of common stock	(1,908)	—	(24,618)	(5,428,594)	(15,144)	(179,860)	(3,806,398)	(9,456,522)
Transfers in or out	—	—	(400,426)	(179,171)	(230,595)	(68,395)	817,678	(60,909)
Balance as of June 30, 2024	746,412	906,648	981,226	64,756,939	445,233	5,242,961	50,605,194	123,684,613

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	2,004	117,366	946	12,375	118,231	250,922
Reinvestment of distributions	357	—	328	27,491	171	1,471	24,067	53,885
Repurchases of common stock	(48)	—	(611)	(136,069)	(377)	(4,484)	(92,056)	(233,645)
Transfers in or out	—	—	(8,103)	(4,492)	(5,479)	(1,705)	19,779	—
Accrued stockholder servicing fees(1)	—	—	(83)	(749)	(12)	(514)	—	(1,358)
Balance as of June 30, 2024	$18,222	$22,371	$24,773	$1,501,834	$11,238	$122,555	$1,217,412	$2,918,405
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, (the "Share Repurchase Plan"), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the Share Repurchase Plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the Share Repurchase Plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
total NAV of all classes of shares then participating in the Share Repurchase Plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the six months ended June 30, 2025 and 2024, the Company repurchased 12,419,312 and 9,456,522, respectively, shares of common stock under its Share Repurchase Plan representing a total of $305,583 and $233,645, respectively. In March 2025, the Company received repurchase requests equal to 3.41%, of its aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2025 equaled 6.24% of the Company's aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2025 and its 5% quarterly repurchase limitation for the first quarter of 2025 such that 100% of share repurchase requests timely received in March 2025 and the first quarter of 2025 were satisfied. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2025 or 2024, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2025:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
March 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
April 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
May 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
June 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$1.0794	$1.0794	$0.8172	$0.8172	$0.8862	$0.8862	$0.9234
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and six months ended June 30, 2025, and 2024:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions:
Paid or payable in cash	$26,949	$27,635	$54,103	$54,723
Reinvested in shares	26,248	27,133	53,282	53,885
Total distributions	$53,197	$54,768	$107,385	$108,608
Source of distributions:
Cash flows from operating activities(1)	$53,197	$54,768	$107,385	$108,608
Offering proceeds	—	—	—	—
Total sources of distributions	$53,197	$54,768	$107,385	$108,608
Net cash provided by (used in) operating activities	$48,336	$53,231	$87,430	$116,920
_______________________
(1)    As of June 30, 2025, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2025 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$27,076	$32,961	$69,712	$48,777

Denominator:
Weighted average common stock outstanding - basic	119,976,846	124,540,702	121,239,780	123,607,049
Weighted average common stock outstanding - diluted(1)	122,396,378	124,540,702	123,492,967	123,607,049

Net income per share of common stock - basic	$0.23	$0.26	$0.57	$0.39
Net income per share of common stock - diluted	$0.22	$0.26	$0.56	$0.39
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,678,781 and 1,761,918 of restricted stock units awarded as of June 30, 2025 and 2024, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2025 (Unaudited)				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$359,682	$—	$359,682	$—	$335,720	$—	$335,720	$—
Mortgage loans held in securitization trusts, at fair value	2,246,442	—	—	2,246,442	1,633,589	—	—	1,633,589
Interest rate cap	214	—	214	—	1,427	—	1,427	—
Total	$2,606,338	$—	$359,896	$2,246,442	$1,970,736	$—	$337,147	$1,633,589

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$2,034,059	—	$2,034,059	—	$1,484,019	—	$1,484,019	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2025 and 2024:

	Mortgage loans held in securitization trusts, at fair value
	Six Months Ended June 30,
	2025	2024
Fair value at beginning of period	$1,633,589	$950,972
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	18,282	10,981
Purchases	62,357	1,056,508
Sales and repayments	—	(240,274)
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	532,214	—
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$2,246,442	$1,778,187
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$18,282	$10,981
Included in other comprehensive income	—	—
______________________
(1)    For the six months ended June 30, 2025 and 2024, unrealized gain of $18,282 and $10,981, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $17,304 and $10,019 related to mortgage obligations issued by securitization trusts, at fair value.
As of June 30, 2025, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2025, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.96% to 12.73% (weighted average blended yield of 9.96%) and a life of 1 to 4.75 (weighted average life of 2.87). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2025 (Unaudited)			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$140,754	$140,754	$140,754	$90,540	$90,540	$90,540
Loans receivable - held-for-investment(1)	$7,360,785	$7,468,417	$7,419,394	$7,402,810	$7,507,083	$7,421,414
Mortgage-backed securities held-to-maturity	$30,024	$30,000	$29,724	$78,131	$80,300	$77,107
Financial Liabilities
Repurchase agreements(2)	$1,787,524	$1,792,194	$1,792,194	$1,079,758	$1,082,669	$1,082,669
Credit facilities(2)	$840,147	$850,037	$850,037	$837,894	$850,000	$850,000
Collateralized loan obligations(2)(3)	$3,135,910	$3,152,847	$3,152,847	$3,696,034	$3,715,375	$3,715,375
Mortgage note payable(2)	$124,700	$124,700	$124,700	$124,368	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of June 30, 2025, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $211,405 and $213,207, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $2,246,442 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $211,405 at June 30, 2025) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Restricted cash	$1,688	$—
Loans receivable, held-for-investment	3,885,044	4,672,521
Interest receivable	34,541	38,650
Other assets(1)	66,235	168,129
Mortgage loans held in securitization trusts, at fair value	2,246,442	1,633,589
Total assets	$6,233,950	$6,512,889

Liabilities
Collateralized loan obligations, net	$3,135,910	$3,696,034
Interest payable	6,954	9,644
Other liabilities	201	1,508
Mortgage obligations issued by securitization trusts, at fair value	2,034,059	1,484,019
Total liabilities	$5,177,124	$5,191,205
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $411,270 as of June 30, 2025.
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
See Note 7 for a discussion of the Company’s commitments to FS Real Estate Advisor and its affiliates (including Future Standard) for the reimbursement of organization and offering costs funded by Future Standard and for the reimbursement of amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement.
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of June 30, 2025.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2024	July 9, 2025	$214
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
			2025	2024	2025	2024
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(631)	$(964)	$(1,213)	$(1,748)

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Segment Reporting
The Company generally derives its revenues from its investment portfolio of commercial real estate debt investments. Additionally, the Company may foreclose on certain of the loans it originates and operate the property as real estate owned, the performance of which is evaluated with that of its commercial real estate debt investments. The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed based on consolidated net income reported on the consolidated statement of operations by the Company’s Chief Executive Officer and the Global Head of Real Estate of the adviser, who are collectively the Company’s chief operating decision maker (“CODM”). Accordingly, the Company consists of a single operating and reportable segment.
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
Introduction
We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, Future Standard, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,400,000 in shares in our primary offering and up to $350,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
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

Macroeconomic Environment
Markets powered through intense volatility during the second quarter of 2025 driven by tariff, economic, rate and geopolitical uncertainty. Despite the significant challenges, the S&P 500 reached a new all-time high while credit markets posted modest quarterly gains. Treasury yields were volatile but ended the quarter lower amid signs of economic deceleration. Commercial real estate ("CRE") deal volume and pricing both turned lower as mounting uncertainty rattled investor confidence. Deal volume fell 11% in May compared to a year earlier as all major property types outside of office declined while annual property pricing fell 1.0% in May. Property prices have generally been resilient in the face of macro uncertainty, though May recorded the fifth consecutive monthly decline suggesting the nascent price recovery may have stalled. Office pricing in central business districts led the decline yet apartment prices also turned lower driven by significant new supply primarily within the Sun Belt markets. Despite recent headwinds, fundamentals across most property types continue to be supportive as the market is set to enter a multiyear supply deficit this year that will profoundly shift the fundamental backdrop. Taken together, we believe a solid fundamental backdrop coupled with an elevated rate environment should support a CRE cycle favoring senior debt-focused strategies. But we acknowledge our borrowers could remain stressed amid the uncertain macro picture.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loan fundings(1)	$355,717	$364,588	$793,415	$633,236
Loan repayments(2)	(288,511)	(33,677)	(730,375)	(179,906)
Total net fundings	$67,206	$330,911	$63,040	$453,330
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer during the year ended December 31, 2024.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)	December 31, 2024
Number of loans	143	145
Principal balance	$7,468,417	$7,507,083
Net book value	$7,360,785	$7,402,810
Unfunded loan commitments(1)	$249,291	$254,768
Weighted-average cash coupon(2)	+3.43%	+3.50%
Weighted-average all-in yield(2)(3)	+3.57%	+3.68%
Weighted-average maximum maturity (years)(4)	2.3	2.4
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of June 30, 2025 and December 31, 2024, the one-month SOFR rate was 4.32% and 4.50%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of June 30, 2025:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,110	$358,682	$359,787	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	7/14/2023	156,500	156,500	156,615	+3.40%	+3.44%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,978	+3.89%	+4.04%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	6/4/2025	135,200	135,200	135,190	+2.55%	+2.55%	6/9/2030	Lincoln Park, IL	Multifamily	74%
5	Senior Loan	5/26/2022	108,500	102,037	102,604	+3.40%	+3.57%	6/9/2027	Mesa, AZ	Multifamily	67%
6	Senior Loan	11/18/2024	97,500	97,500	90,799	+2.50%	+6.04%	12/5/2026	Queens, NY	Multifamily	75%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
7	Senior Loan	12/21/2021	$93,900	$90,438	$90,423	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
8	Senior Loan	5/13/2022	89,500	89,500	89,855	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	58%
9	Senior Loan	2/4/2022	89,000	89,000	88,738	+3.85%	+4.16%	2/1/2026	Temecula, CA	Multifamily	75%
10	Senior Loan	7/20/2022	85,690	81,375	81,580	+3.65%	+3.73%	8/9/2027	Phoenix, AZ	Multifamily	61%
11	Senior Loan	4/29/2022	85,000	85,000	84,853	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
12	Senior Loan	5/13/2022	83,885	83,885	84,218	+4.25%	+4.38%	5/9/2027	New York, NY	Multifamily	60%
13	Senior Loan	12/15/2021	76,820	73,620	73,616	+3.00%	+3.00%	12/9/2026	Sunny Isles, FL	Multifamily	74%
14	Senior Loan	2/14/2025	75,000	75,000	74,978	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
15	Senior Loan	9/10/2021	68,941	68,941	68,939	+3.01%	+3.02%	10/9/2026	Richardson, TX	Multifamily	68%
16	Senior Loan	4/26/2022	68,498	66,424	66,272	+3.82%	+3.82%	5/9/2027	Tucson, AZ	Multifamily	68%
17	Senior Loan	4/27/2022	67,940	65,443	65,523	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%
18	Senior Loan	2/28/2022	66,869	66,869	66,869	5.25%	5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
19	Senior Loan	4/26/2021	66,000	66,000	65,852	+3.40%	+3.40%	5/9/2026	North Las Vegas, NV	Multifamily	72%
20	Senior Loan	4/13/2022	62,650	57,131	57,126	+3.90%	+3.90%	5/9/2027	Houston, TX	Multifamily	78%
21	Senior Loan	7/29/2021	62,500	62,500	62,481	+3.21%	+3.21%	8/9/2026	Maitland, FL	Multifamily	72%
22	Senior Loan	7/22/2021	62,100	61,477	61,458	+3.41%	+3.42%	8/9/2026	Nashville, TN	Multifamily	75%
23	Senior Loan	5/12/2022	58,165	57,148	57,145	+3.35%	+3.35%	5/9/2027	Denver, CO	Multifamily	80%
24	Senior Loan	8/2/2021	58,947	58,947	58,987	+2.91%	+3.00%	8/9/2027	Austin, TX	Multifamily	73%
25	Senior Loan	6/23/2022	57,000	55,060	55,200	+4.75%	+4.83%	7/9/2027	Seattle, WA	Multifamily	68%
26	Senior Loan	2/17/2022	55,400	53,746	53,891	+4.10%	+4.16%	3/9/2027	Indianapolis, IN	Multifamily	80%
27	Senior Loan	12/21/2022	55,000	55,000	55,092	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
28	Senior Loan	12/19/2024	54,500	54,500	54,472	+3.30%	+3.32%	1/9/2030	New York, NY	Multifamily	61%
29	Senior Loan	8/17/2022	54,283	54,283	54,279	+3.85%	+3.90%	9/9/2027	Austin, TX	Multifamily	62%
30	Senior Loan	12/13/2024	54,075	54,075	53,962	+3.50%	+3.60%	12/9/2028	Jacksonville, FL	Multifamily	74%
31	Senior Loan	3/7/2022	53,135	50,936	50,933	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
32	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
33	Senior Loan	4/26/2022	49,125	47,151	47,634	+4.05%	+4.36%	5/9/2027	Decatur, GA	Multifamily	72%
34	Senior Loan	12/15/2021	49,000	49,000	49,017	+3.45%	+3.49%	12/9/2026	Ladson, SC	Multifamily	77%
35	Senior Loan	6/23/2021	48,944	48,944	48,944	+2.91%	+2.91%	7/9/2026	Roswell, GA	Multifamily	75%
36	Senior Loan	6/28/2022	48,000	48,000	48,000	+3.15%	+3.15%	7/9/2027	Fayetteville, NC	Multifamily	76%
37	Senior Loan	7/29/2021	47,500	47,500	47,486	+3.21%	+3.21%	8/9/2026	Clearwater, FL	Multifamily	79%
38	Senior Loan	11/23/2021	45,445	45,445	45,442	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
39	Senior Loan	2/7/2025	44,320	41,700	41,679	+2.65%	+2.68%	2/9/2030	Jacksonville, FL	Multifamily	65%
40	Senior Loan	8/9/2021	44,000	44,000	43,990	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
41	Senior Loan	8/25/2022	44,000	44,000	44,442	+3.50%	+3.83%	9/9/2027	McKinney, TX	Multifamily	53%
42	Senior Loan	11/10/2021	43,229	42,624	42,648	+4.10%	+4.30%	11/9/2027	Fayetteville, AR	Multifamily	70%
43	Senior Loan	12/10/2024	43,100	35,678	35,657	+3.00%	+3.02%	12/9/2029	Jacksonville, FL	Multifamily	49%
44	Senior Loan	8/19/2021	43,000	43,000	42,911	+2.80%	+2.83%	11/9/2026	Omaha, NE	Multifamily	75%
45	Senior Loan	3/29/2023	42,895	42,895	42,895	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
46	Senior Loan	7/28/2021	42,850	42,801	42,788	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
47	Senior Loan	8/9/2021	42,660	42,522	42,401	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
48	Senior Loan	11/1/2021	42,300	42,145	42,206	+3.61%	+3.68%	11/9/2026	Doraville, GA	Multifamily	82%
49	Senior Loan	3/14/2022	42,000	40,680	40,807	+3.50%	+3.60%	4/9/2027	Dallas, TX	Multifamily	76%
50	Senior Loan	7/21/2021	41,100	41,100	40,988	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
51	Senior Loan	8/25/2021	40,799	40,799	40,667	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
52	Senior Loan	6/24/2021	38,600	38,600	38,598	+3.86%	+3.86%	7/9/2026	Austin, TX	Multifamily	76%
53	Senior Loan	11/4/2021	37,300	37,300	37,236	+3.45%	+3.45%	11/1/2025	Boca Raton, FL	Multifamily	81%
54	Senior Loan	4/29/2022	37,135	36,006	36,024	+3.75%	+3.85%	5/9/2027	Euless, TX	Multifamily	80%
55	Senior Loan	11/5/2021	36,325	36,325	36,322	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
56	Senior Loan	9/24/2024	34,000	32,000	31,983	+3.30%	+3.33%	10/9/2029	North Las Vegas, NV	Multifamily	66%
57	Senior Loan	12/21/2021	32,200	32,200	32,069	+2.90%	+2.91%	1/9/2027	Hackensack, NJ	Multifamily	68%
58	Senior Loan	5/8/2025	31,500	31,500	31,476	+2.65%	+2.68%	5/9/2030	New York, NY	Multifamily	66%
59	Senior Loan	3/31/2025	31,452	31,452	28,729	+1.25%	+3.45%	6/1/2029	New York, NY	Multifamily	97%
60	Senior Loan	1/28/2022	31,229	31,229	31,353	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	82%
61	Senior Loan	11/23/2021	30,506	30,506	30,504	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
62	Senior Loan	12/16/2021	29,500	29,500	29,430	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
63	Senior Loan	6/20/2025	28,534	25,550	25,525	+2.75%	+2.80%	7/9/2030	Las Vegas, NV	Multifamily	65%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
64	Senior Loan	12/15/2021	$28,400	$27,592	$27,589	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
65	Senior Loan	1/28/2022	24,489	24,489	24,586	+3.81%	+3.95%	9/9/2026	Mesquite, TX	Multifamily	78%
66	Senior Loan	1/28/2022	22,149	22,149	22,227	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	85%
67	Senior Loan	8/26/2021	20,955	20,755	20,790	+3.21%	+3.27%	9/9/2026	Seattle, WA	Multifamily	69%
68	Senior Loan	7/20/2021	20,136	19,504	19,550	+3.36%	+3.43%	8/9/2026	Las Vegas, NV	Multifamily	72%
69	Senior Loan	5/10/2021	19,200	18,163	18,158	+3.61%	+3.61%	5/9/2026	University City, PA	Multifamily	70%
70	Senior Loan	11/18/2024	18,750	18,750	17,990	+1.95%	+6.75%	10/5/2027	Atlanta, GA	Multifamily	63%
71	Senior Loan	11/18/2024	16,839	16,839	16,759	+1.40%	+1.94%	10/9/2025	Charlotte, NC	Multifamily	56%
72	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.65%	6/9/2027	New York, NY	Multifamily	81%
73	Mezz Loan	2/14/2020	15,000	15,000	14,399	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
74	Senior Loan	11/18/2024	14,344	14,344	14,088	+2.17%	+4.03%	11/9/2026	Kent, WA	Multifamily	87%
75	Senior Loan	3/25/2021	12,500	12,500	12,500	+3.36%	+3.42%	4/9/2026	Lithonia, GA	Multifamily	67%
76	Senior Loan	3/19/2021	12,200	12,200	12,244	+5.00%	+5.10%	4/9/2026	Brooklyn, NY	Multifamily	85%
77	Senior Loan	11/18/2024	11,850	11,850	11,971	+2.75%	+3.56%	6/1/2027	Hollywood, FL	Multifamily	61%
78	Senior Loan	11/18/2024	8,637	8,637	8,404	+2.30%	+5.74%	9/9/2025	Portland, OR	Multifamily	63%
79	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Denver, CO	Multifamily	86%
Subtotal Multifamily			$4,272,140	$4,207,676	$4,200,286

Hospitality
80	Senior Loan	4/28/2022	$195,000	$195,000	$195,477	+3.25%	+3.31%	5/9/2027	New York, NY	Hospitality	70%
81	Senior Loan	11/15/2022	146,200	146,200	146,199	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
82	Senior Loan	2/24/2025	130,000	124,600	124,578	+3.65%	+3.66%	3/9/2028	San Diego, CA	Hospitality	49%
83	Senior Loan	11/26/2024	102,500	102,500	102,443	+3.25%	+3.37%	12/9/2029	Cambridge, MA	Hospitality	70%
84	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.60%	2/9/2030	New York, NY	Hospitality	43%
85	Senior Loan	9/8/2022	87,000	86,397	86,613	+4.25%	+4.34%	9/9/2027	Washington, DC	Hospitality	52%
86	Senior Loan	7/31/2023	82,000	82,000	82,373	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
87	Senior Loan	11/3/2022	73,000	63,000	63,147	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
88	Senior Loan	5/20/2022	62,373	62,373	62,369	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
89	Senior Loan	9/30/2022	40,000	40,000	40,197	+5.00%	+5.17%	10/9/2027	New Orleans, LA	Hospitality	64%
90	Senior Loan	1/7/2022	38,000	38,000	38,140	+3.75%	+3.93%	3/9/2027	Miami, FL	Hospitality	49%
91	Senior Loan	6/28/2019	25,400	25,400	25,370	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
92	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.36%	8/9/2025	Gaithersburg, MD	Hospitality	80%
93	Senior Loan	6/27/2024	15,209	15,209	14,972	+2.25%	+2.85%	2/6/2027	Mesa, AZ	Hospitality	66%
94	Senior Loan	6/27/2024	13,381	13,381	13,273	+2.10%	+2.65%	12/18/2025	Macon, GA	Hospitality	62%
Subtotal Hospitality			$1,122,563	$1,106,560	$1,107,714

Industrial
95	Senior Loan	12/30/2024	$108,875	$100,091	$100,068	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
96	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
97	Senior Loan	7/15/2022	97,000	97,000	96,990	+3.70%	+3.70%	8/9/2027	Middletown, DE	Industrial	68%
98	Senior Loan	6/14/2022	91,030	91,030	91,009	+3.80%	+3.80%	6/9/2027	San Jose, CA	Industrial	39%
99	Senior Loan	5/12/2021	85,000	85,000	85,171	+3.11%	+3.17%	5/9/2026	Detroit, MI	Industrial	73%
100	Senior Loan	4/2/2025	80,270	54,080	54,072	+2.40%	+2.50%	4/9/2028	Bayonne, NJ	Industrial	44%
101	Senior Loan	8/15/2024	79,790	74,702	74,683	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
102	Senior Loan	3/28/2024	68,132	68,132	68,255	+3.05%	+3.18%	4/9/2029	Various	Industrial	61%
103	Senior Loan	2/25/2025	48,500	38,614	38,595	+3.50%	+3.60%	3/9/2030	Atlanta, GA	Industrial	65%
104	Senior Loan	4/27/2021	37,250	34,430	34,284	+3.26%	+3.27%	5/9/2027	Jamaica, NY	Industrial	61%
105	Senior Loan	2/20/2024	36,200	35,517	35,505	+3.15%	+3.16%	3/9/2029	Gilbert, AZ	Industrial	62%
106	Senior Loan	4/27/2022	31,300	29,712	29,618	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
107	Senior Loan	2/16/2024	30,700	30,700	30,696	+3.00%	+3.01%	3/9/2029	San Bernardino, CA	Industrial	57%
108	Senior Loan	6/10/2025	27,200	23,115	23,105	+2.75%	+2.77%	6/9/2030	Delanco, NJ	Industrial	63%
109	Senior Loan	1/17/2025	22,540	22,540	22,518	+2.50%	+2.53%	2/9/2030	Glen Allen, VA	Industrial	55%
110	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
111	Senior Loan	2/26/2021	17,706	17,706	17,626	+3.36%	+3.37%	3/9/2026	Newark, NJ	Industrial	57%
112	Senior Loan	2/16/2024	14,700	14,700	14,698	+3.00%	+3.01%	3/9/2029	Dallas, TX	Industrial	57%
113	Senior Loan	2/16/2024	13,100	13,100	13,098	+3.00%	+3.01%	3/9/2029	Indianapolis, IN	Industrial	60%
114	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Subtotal Industrial			$1,021,543	$942,419	$942,241

Office
115	Senior Loan	3/31/2022	$110,470	$104,766	$104,757	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
116	Senior Loan	12/22/2021	81,500	70,864	71,222	+4.75%	+4.86%	1/9/2027	Farmers Branch, TX	Office	62%
117	Senior Loan	10/3/2022	81,300	81,300	81,239	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%
118	Senior Loan	3/12/2021	52,210	34,251	34,235	+5.86%	+5.86%	3/9/2026	San Francisco, CA	Office	65%
119	Senior Loan	11/1/2021	47,913	47,913	47,867	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
120	Senior Loan	1/28/2022	43,650	37,567	37,606	+5.00%	+5.06%	2/9/2027	Milwaukee, WI	Office	59%
121	Senior Loan	2/18/2022	40,240	25,459	25,415	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
122	Senior Loan	11/30/2021	38,310	37,442	37,477	+5.00%	+5.10%	12/9/2026	Memphis, TN	Office	70%
123	Senior Loan	5/4/2021	30,000	25,709	25,801	7.50%	7.50%	3/9/2028	Richardson, TX	Office	65%
124	Senior Loan	5/28/2021	29,000	29,000	28,952	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
125	Senior Loan	12/18/2020	28,440	25,289	25,251	+4.61%	+4.62%	1/9/2026	Rockville, MD	Office	69%
126	Senior Loan	6/27/2024	3,981	3,981	3,665	+1.90%	+3.54%	8/1/2029	Bronx, NY	Office	41%
Subtotal Office			$587,014	$523,541	$523,487

Retail
127	Senior Loan	6/30/2022	$106,000	$100,000	$100,001	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
128	Senior Loan	5/2/2025	81,000	78,000	78,000	+3.00%	+3.00%	5/9/2030	Westminster, CO	Retail	59%
129	Senior Loan	12/19/2024	70,045	58,200	58,180	+3.60%	+3.62%	1/9/2029	Chula Vista, CA	Retail	68%
130	Senior Loan	7/7/2022	57,250	56,027	56,175	+4.35%	+4.43%	7/9/2027	Birmingham, AL	Retail	71%
131	Senior Loan	6/27/2024	56,461	56,461	56,461	+3.00%	+3.00%	7/1/2025	New York, NY	Retail	79%
132	Senior Loan	6/27/2024	38,044	38,044	36,584	+2.50%	+4.43%	7/15/2026	Rochester, NY	Retail	92%
133	Senior Loan	3/11/2021	30,000	30,000	29,946	+4.61%	+4.67%	3/9/2026	Colleyville, TX	Retail	58%
134	Senior Loan	6/27/2024	3,548	3,548	3,502	+3.00%	+3.22%	1/2/2027	Brooklyn, NY	Retail	49%
135	Senior Loan	6/27/2024	2,930	2,930	2,890	+3.25%	+3.37%	8/1/2027	New York, NY	Retail	13%
136	Senior Loan	6/27/2024	2,806	2,806	2,782	+3.00%	+3.49%	4/1/2026	Corona, NY	Retail	32%
137	Senior Loan	6/27/2024	1,513	1,513	1,505	+3.00%	+3.50%	7/1/2025	Lawrence, NY	Retail	49%
138	Senior Loan	6/27/2024	1,040	1,040	1,024	+3.25%	+3.76%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$450,637	$428,569	$427,050

Mixed Use
139	Senior Loan	12/4/2023	$110,000	$110,000	$110,125	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
140	Mezz Loan	10/20/2022	31,111	30,552	30,552	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
141	Senior Loan	2/19/2020	16,600	13,000	12,975	+3.75%	+3.75%	3/9/2026	Los Angeles, CA	Mixed Use	71%
Subtotal Mixed Use			$157,711	$153,552	$153,652

Self Storage
142	Senior Loan	1/28/2021	$16,100	$16,100	$16,172	+4.61%	+4.73%	2/9/2026	Philadelphia, PA	Self Storage	79%

Various
143	Senior Loan	8/4/2022	$90,000	$90,000	$89,999	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%

Total/Weighted Average			$7,717,708	$7,468,417	$7,460,601	+3.43%	+3.57%				67%
CECL Reserve					(99,816)
Loans receivable, net					$7,360,785
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income	$162,427	$191,653	$324,953	$383,379
Less: Interest expense	(97,639)	(112,174)	(202,453)	(222,356)
Interest income on mortgage loans held in securitization trusts	34,954	10,224	64,073	26,648
Less: Interest expense on mortgage obligations issued by securitization trusts	(30,684)	(8,963)	(56,503)	(23,493)
Net interest income	69,058	80,740	130,070	164,178
Other expenses
Management fee	9,174	9,519	18,438	18,912
Performance fee	—	5,786	—	11,951
General and administrative expenses	12,393	11,437	24,183	22,701
Real estate operating expenses	8,336	1,456	15,973	2,835
Depreciation and amortization	4,364	1,835	10,842	3,670
Interest expense on real estate	2,040	2,355	4,057	4,712
Less: Expense limitation	(1,247)	—	(1,589)	—
Net other expenses	35,060	32,388	71,904	64,781
Other income (loss)
Credit loss expense, net	(16,853)	(19,737)	(6,152)	(59,697)
Real estate operating income	12,900	5,194	22,428	10,077
Net change in unrealized gain (loss) on interest rate cap	(631)	(964)	(1,213)	(1,748)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	—	—	333
Net realized gain (loss) on extinguishment of debt	—	—	—	174
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(954)	364	(796)	441
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,223	546	370	1,078
Unrealized gain (loss) on real estate, held-for-sale	(2,342)	—	(2,342)	—
Total other income (loss)	(6,657)	(14,597)	12,295	(49,342)
Net income before income taxes	27,341	33,755	70,461	50,055
Income tax expense	(261)	(790)	(741)	(1,270)
Net income	27,080	32,965	69,720	48,785
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$27,076	$32,961	$69,712	$48,777
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates and a lower average loan balance for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during 2025 and the second half of 2024.

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
As of June 30, 2025 and 2024, the Company had $1,247 and $0, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2025, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2025, no expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the six months ended June 30, 2025, our expected credit loss reserve decreased by $6,152. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
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
Our FFO and MFFO are calculated for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (GAAP)	$27,080	$32,965	$69,720	$48,785
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	4,364	1,835	10,842	3,670
Funds from operations	$31,444	$34,800	$80,562	$52,455
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(1,358)	(730)	(2,145)	(1,443)
Straight-line rental income	(40)	(434)	(81)	(1,790)
Net change in unrealized (gain) loss on interest rate cap	631	964	1,213	1,748
Credit loss expense, net	16,853	19,737	6,152	59,697
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	954	(364)	796	(441)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(1,223)	(546)	(370)	(1,078)
Unrealized (gain) loss on real estate, held-for-sale	2,342	—	2,342	—
Modified funds from operations	$49,603	$53,427	$88,469	$109,148
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2025:

Components of NAV	June 30, 2025
Cash and cash equivalents	$108,897
Restricted cash	31,857
Loans receivable	7,460,601
Mortgage-backed securities held-to-maturity	30,113
Mortgage-backed securities, at fair value	359,682
Reimbursement due from sponsor	1,247
Interest receivable	62,210
Investments in real estate, held-for-investment	408,159
Investments in real estate, held-for-sale	161,891
Receivable for investment sold and repaid	66,350
Other assets	8,740
Mortgage loans held in securitization trusts, at fair value	2,246,442
Repurchase agreements payable, net	(1,787,524)
Credit facility payable, net	(840,147)
Collateralized loan obligations, net	(3,135,910)
Mortgage note payable, net	(124,700)
Accrued servicing fees(1)	(1,816)
Other liabilities	(90,127)
Mortgage obligations issued by securitization trusts, at fair value	(2,034,059)
Net asset value	$2,931,906
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2025:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$14,885	$20,254	$19,417	$1,614,066	$9,963	$96,817	$1,156,504	$2,931,906
Number of outstanding shares	589,031	843,658	786,027	64,701,459	402,519	3,902,387	48,125,931	119,351,012
NAV per share as of June 30, 2025	$25.2702	$24.0070	$24.7024	$24.9464	$24.7509	$24.8097	$24.0308
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Office	7.48%	6.40%
Multifamily	7.08%	5.30%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	2.6%	3.3%
(weighted average)	0.25% increase	(2.4)%	(3.0)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of June 30, 2025:

Reconciliation of Stockholders' Equity to NAV	June 30, 2025
Total stockholders' equity under GAAP	$2,712,913
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,712,788
Adjustments:
Accrued stockholder servicing fees(1)	92,300
General CECL reserve(2)	101,032
Unrealized real estate appreciation(3)	(5,454)
Accumulated depreciation and amortization(4)	37,193
Other adjustments(5)	(5,953)
Net asset value	$2,931,906
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
Liquidity and Capital Resources
As of June 30, 2025, we had $140,754 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2025, we had $2,335,291 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2025, we had unfunded loan commitments of $249,291. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	June 30, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.2x	2.1x
Leverage-to-net assets ratio(2)	2.0x	2.0x
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. Future Standard funded our offering costs in the amount of $29,097 for the period from November 7, 2016 (Inception) to June 30, 2025. Through June 30, 2025, we reimbursed $25,262 to FS Real Estate Advisor for offering expenses previously funded. As of June 30, 2025, $3,592 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities	$87,430	$116,920
Cash flows used in investing activities	(13,986)	(653,731)
Cash flows from financing activities	(23,230)	413,363
Net increase (decrease) in cash and cash equivalents and restricted cash	$50,214	$(123,448)
Cash flows from operating activities decreased $29,490 during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to the change in net interest income in addition to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities increased $639,745 during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to the increase in principal collections from loans receivable of $625,679.
Cash flows from financing activities decreased $436,593 during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to a net increase in debt repayments.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
June 30, 2025	$2,655,737	$2,642,231	$2,685,156
March 31, 2025	$2,186,617	$2,553,029	$2,553,029
December 31, 2024	$1,649,194	$1,713,307	$1,714,728
September 30, 2024	$1,651,420	$1,635,765	$1,648,227
June 30, 2024	$1,270,654	$1,648,859	$1,648,859
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
Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Pursuant to the advisory agreement, FS Real Estate Advisor is entitled to an annual base management fee equal to 1.25% of the NAV for our Class T, Class S, Class D, Class M and Class I shares and a performance fee in an amount equal to 10.0% of the Core Earnings for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. We also reimburse FS Real Estate Advisor and Rialto for their actual cost incurred on providing administrative services to us, including the allocable portion of compensation and related expenses of certain personnel providing such administrative services. Further, origination fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt or preferred equity financing may be retained by Rialto or FS Real Estate Advisor. FS Real Estate Advisor has also received compensation for the structuring and negotiation of certain financing arrangements. Pursuant to the advisory agreement, we will reimburse FS Real Estate Advisor and its affiliates for expenses incurred relating to our organization and continuous public offering, including the allocable portion of compensation and related expenses of certain personnel of Future Standard related thereto. FS Real Estate Advisor previously agreed to advance all of our organization and offering expenses until we raised $250,000 of gross proceeds from our public offering. In April 2020, FS Real Estate Advisor and Rialto agreed to defer the recoupment of any organization and offering expenses that may be reimbursable by us under the advisory agreement with respect to gross proceeds raised in the offering in excess of $250,000 until FS Real Estate Advisor, in its sole discretion, determined that we had achieved economies of scale sufficient to ensure that we could bear a reasonable level of expenses in relation to our income. We began reimbursing FS Real Estate Advisor in September 2020 and, as such, FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised after such time.
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
See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by Future Standard and Rialto and, our Expense Limitation Agreement with Future Standard.
FS Investment Solutions also serves or served as the placement agent for our private offerings pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2025:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(37,170)	$27,446	$(9,724)	(3.9)%
Down 25 basis points(1)	$(18,893)	$13,723	$(5,170)	(2.0)%
No change	—	—	—	—
Up 25 basis points	$18,919	$(13,723)	$5,196	2.1%
Up 50 basis points	$37,877	$(27,446)	$10,431	4.1%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We have adopted the Share Repurchase Plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of our aggregate NAV per month of all classes of shares then participating in our Share Repurchase Plan and no more than 5% of our aggregate NAV per calendar quarter of all classes of shares then participating in our Share Repurchase Plan, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the Share Repurchase Plan.
During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2025	1,908,945	$24.57	1,908,945	—
May 1 - May 31, 2025	1,517,541	$27.93	1,517,541	—
June 1 - June 30, 2025	1,428,479	$24.50	1,428,479	—
Total	4,854,965		4,854,965	—
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

4.1
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 11, 2025).

10.1
Ninth Amendment to Master Repurchase Agreement, dated as of April 2, 2025, by and between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 4, 2025).

10.2
Amendment No. 4 to Master Repurchase Agreement, dated as of April 17, 2025, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 23, 2025).

10.3
Amended and Restated Uncommitted Master Repurchase and Securities Contract Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS CREIT Finance GS-1 LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 30, 2025).

10.4
Amended and Restated Guarantee Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 30, 2025).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2025.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer (Principal Accounting and Financial Officer)