Form 10-Q
period 2025-09-30
FS Credit Real Estate Income Trust, Inc.
filed 2025-11-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
As of November 7, 2025, there were 582,974 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 712,832 outstanding shares of Class T common stock, 67,876,316 outstanding shares of Class S common stock, 373,742 outstanding shares of Class D common stock, 3,958,133 outstanding shares of Class M common stock and 50,101,699 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$342,641	$61,486
Restricted cash	58,187	29,054
Loans receivable, held-for-investment, net of credit loss allowances of $80,800 and $93,664	7,032,969	7,402,810
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $70 and $137	30,042	78,131
Mortgage-backed securities, at fair value, credit loss allowances of $23,982 and $19,918	221,770	335,720
Reimbursement due from sponsor	—	139
Investments in real estate, held-for-investment	374,554	383,669
Investments in real estate, held-for-sale	161,791	58,278
Receivable for investments sold and repaid	91,855	146,459
Interest receivable	68,603	58,110
Other assets	15,025	15,002
Mortgage loans held in securitization trusts, at fair value	2,652,390	1,633,589
Total assets(1)	$11,049,827	$10,202,447
Liabilities
Collateralized loan obligations, net	$3,089,733	$3,696,034
Repurchase agreements payable, net	1,611,146	1,079,758
Credit facilities payable, net	840,898	837,894
Mortgage note payable, net	124,700	124,368
Due to related party	94,433	100,772
Interest payable	25,167	15,799
Payable for shares repurchased	23,701	42,504
Other liabilities	35,719	53,649
Mortgage obligations issued by securitization trusts, at fair value	2,406,155	1,484,019
Total liabilities(1)	8,251,652	7,434,797
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 592,984 and 729,680 issued and outstanding, respectively	6	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 755,691 and 825,192 issued and outstanding, respectively	8	8
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 66,394,254 and 64,784,166 issued and outstanding, respectively	664	648
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 376,653 and 442,779 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,960,396 and 4,638,955 issued and outstanding, respectively	40	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 49,421,973 and 48,222,436 issued and outstanding, respectively	494	482
Additional paid-in capital	2,945,610	2,883,909
Accumulated other comprehensive income (loss)	(2,613)	(3,164)
Retained earnings (accumulated deficit)	(146,046)	(114,298)
Total stockholders' equity	2,798,175	2,767,650
Total liabilities and stockholders' equity	$11,049,827	$10,202,447
_______________________________
(1)    The September 30, 2025 and December 31, 2024 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of September 30, 2025 and December 31, 2024, assets of the VIEs totaled $6,591,992 and $6,512,889, respectively, and liabilities of the VIEs totaled $5,502,856 and $5,191,205, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income	$156,327	$192,570	$481,280	$575,949
Less: Interest expense	(94,829)	(118,066)	(297,282)	(340,422)
Interest income on mortgage loans held in securitization trusts	41,261	17,871	105,334	44,519
Less: Interest expense on mortgage obligations issued by securitization trusts	(36,431)	(15,835)	(92,934)	(39,328)
Net interest income	66,328	76,540	196,398	240,718
Other expenses
Management fee	9,377	9,614	27,815	28,526
Performance fee	—	4,190	—	16,141
General and administrative expenses	11,313	11,738	35,496	34,439
Real estate operating expenses	8,276	2,800	24,249	5,635
Depreciation and amortization	3,981	4,251	14,823	7,921
Interest expense on real estate	2,055	2,367	6,112	7,079
Less: Expense limitation	—	—	(1,589)	—
Add: Expense recoupment to sponsor	77	—	77	—
Net other expenses	35,079	34,960	106,983	99,741
Other income (loss)
Credit loss expense, net	15,794	5,190	9,642	(54,507)
Real estate operating income	12,416	6,722	34,844	16,799
Net change in unrealized gain (loss) on interest rate cap	(868)	(1,761)	(2,081)	(3,509)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	22	—	355
Net realized gain (loss) on extinguishment of debt	—	99	—	273
Net realized gain (loss) on real estate, net	—	357	—	357
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	400	(86)	(396)	355
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,011	458	1,381	1,536
Unrealized gain (loss) on real estate, held-for-sale	(100)	—	(2,442)	—
Total other income (loss)	28,653	11,001	40,948	(38,341)
Net income before income taxes	59,902	52,581	130,363	102,636
Income tax expense	(60)	(478)	(801)	(1,748)
Net income	59,842	52,103	129,562	100,888
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$59,839	$52,100	$129,551	$100,877
Per share information—basic and diluted
Net income per share of common stock - basic	$0.49	$0.42	$1.07	$0.81
Net income per share of common stock - diluted	$0.48	$0.41	$1.05	$0.80

Weighted average common stock outstanding - basic	121,573,865	124,460,864	121,352,402	123,893,732
Weighted average common stock outstanding - diluted	124,812,697	126,137,752	123,937,711	125,347,598

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$59,842	$52,103	$129,562	$100,888
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(1,017)	805	551	2,391
Total other comprehensive income	(1,017)	805	551	2,391
Comprehensive income	$58,825	$52,908	$130,113	$103,279

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended September 30, 2025
Balance as of June 30, 2025	$6	$8	$8	$647	$4	$39	$481	$2,865,287	$(1,596)	$(151,971)	$2,712,913
Common stock issued	—	—	—	24	—	—	24	117,615	—	—	117,663
Distributions declared	—	—	—	—	—	—	—	—	—	(53,914)	(53,914)
Proceeds from distribution reinvestment plan	—	—	—	6	—	1	4	26,724	—	—	26,735
Repurchases of common stock	—	—	—	(13)	—	—	(15)	(70,813)	—	—	(70,841)
Stockholder servicing fees	—	—	—	—	—	—	—	(3,829)	—	—	(3,829)
Offering costs	—	—	—	—	—	—	—	(882)	—	—	(882)
Performance contingent rights issued	—	—	—	—	—	—	—	3,961	—	—	3,961
Restricted stock units issued	—	—	—	—	—	—	—	7,547	—	—	7,547
Net income	—	—	—	—	—	—	—	—	—	59,842	59,842
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,017)	—	(1,017)
Balance as of September 30, 2025	$6	$8	$8	$664	$4	$40	$494	$2,945,610	$(2,613)	$(146,046)	$2,798,175

Three Months Ended September 30, 2024
Balance as of June 30, 2024	$7	$9	$10	$648	$4	$52	$506	$2,952,916	$(5,400)	$(131,889)	$2,816,863
Common stock issued	1	—	—	15	—	(5)	29	87,850	—	—	87,890
Distributions declared	—	—	—	—	—	—	—	—	—	(54,813)	(54,813)
Proceeds from distribution reinvestment plan	—	—	—	5	—	1	5	26,777	—	—	26,788
Repurchases of common stock	—	—	(1)	(22)	—	(1)	(51)	(178,980)	—	—	(179,055)
Stockholder servicing fees	—	—	—	—	—	—	—	1,108	—	—	1,108
Offering costs	—	—	—	—	—	—	—	(661)	—	—	(661)
Restricted stock units issued	—	—	—	—	—	—	—	7,694	—	—	7,694
Net income	—	—	—	—	—	—	—	—	—	52,103	52,103
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	—	805	—	805
Balance as of September 30, 2024	$8	$9	$9	$646	$4	$47	$489	$2,896,704	$(4,595)	$(134,602)	$2,758,719
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	68	—	—	73	338,600	—	—	338,741
Distributions declared	—	—	—	—	—	—	—	—	—	(161,299)	(161,299)
Proceeds from distribution reinvestment plan	—	—	—	17	—	1	15	79,984	—	—	80,017
Repurchases of common stock	(1)	—	—	(69)	—	(7)	(76)	(376,271)	—	—	(376,424)
Stockholder servicing fees	—	—	—	—	—	—	—	(4,343)	—	—	(4,343)
Offering costs	—	—	—	—	—	—	—	(2,541)	—	—	(2,541)
Performance contingent rights issued	—	—	—	—	—	—	—	3,961	—	—	3,961
Restricted stock units issued	—	—	—	—	—	—	—	22,311	—	—	22,311
Net income	—	—	—	—	—	—	—	—	—	129,562	129,562
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	—	—	—	—	—	551	—	551
Balance as of September 30, 2025	$6	$8	$8	$664	$4	$40	$494	$2,945,610	$(2,613)	$(146,046)	$2,798,175

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$7	$9	$13	$646	$6	$49	$475	$2,869,801	$(6,986)	$(72,058)	$2,791,962
Common stock issued	1	—	—	60	—	—	87	338,664	—	—	338,812
Distributions declared	—	—	—	—	—	—	—	—	—	(163,421)	(163,421)
Proceeds from distribution reinvestment plan	—	—	—	16	—	2	16	80,639	—	—	80,673
Repurchases of common stock	—	—	(4)	(76)	(2)	(4)	(89)	(412,525)	—	—	(412,700)
Stockholder servicing fees	—	—	—	—	—	—	—	(250)	—	—	(250)
Offering costs	—	—	—	—	—	—	—	(2,554)	—	—	(2,554)
Restricted stock units issued	—	—	—	—	—	—	—	22,929	—	—	22,929
Net income	—	—	—	—	—	—	—	—	—	100,888	100,888
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	—	—	—	—	—	2,391	—	2,391
Balance as of September 30, 2024	$8	$9	$9	$646	$4	$47	$489	$2,896,704	$(4,595)	$(134,602)	$2,758,719
__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$129,562	$100,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	3,961	—
Restricted stock units	22,311	22,929
Amortization of deferred fees on loans and debt securities	(21,262)	(10,921)
Amortization of deferred financing costs and discount	21,959	16,774
Credit loss expense, net	(9,642)	54,507
Net unrealized (gain) loss on valuation of interest rate cap	2,081	3,509
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	—	(355)
Real estate depreciation and amortization	14,823	7,921
Net unrealized (gain) loss on mortgage-backed securities, fair value option	396	(355)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(1,381)	(1,536)
Net unrealized (gain) loss on real estate, held-for-sale	2,442	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	139	—
Interest receivable	(10,493)	(11,504)
Other assets	(2,104)	(6,122)
Due to related party	77	(1)
Interest payable	9,368	1,186
Other liabilities	(17,182)	5,462
Net cash provided by (used in) operating activities	145,055	182,382
Cash flows from investing activities
Origination and fundings of loans receivable	(848,156)	(752,822)
Principal collections from loans receivable, held-for-investment	1,190,146	745,399
Exit and extension fees received on loans receivable, held-for-investment	7,746	4,384
Purchases of mortgage-backed securities, at fair value	(67,125)	(114,910)
Principal repayments of mortgage-backed securities, at fair value	176,674	17,980
Principal repayments of mortgage-backed securities, held-to-maturity	50,300	—
Purchases of mortgage loans held in securitization trusts, at fair value	(101,064)	(148,064)
Principal repayments of mortgage loans held in securitization trusts at fair value	8,180	72,822
Capital improvements to real estate	(6,879)	(705)
Net cash provided by (used in) investing activities	409,822	(175,916)
Cash flows from financing activities
Issuance of common stock	338,741	338,812
Repurchases of common stock	(395,227)	(368,069)
Stockholder distributions paid	(81,266)	(82,907)
Stockholder servicing fees paid	(10,761)	(10,857)
Offering costs paid	(2,541)	(2,554)
Borrowings under repurchase agreements	1,311,500	718,695
Repayments under repurchase agreements	(778,824)	(126,690)
Borrowings under credit facilities	367,303	328,850
Repayments under credit facilities	(367,266)	(325,500)
Proceeds from issuance of collateralized loan obligations	888,011	—
Repayment of collateralized loan obligations	(1,503,762)	(502,961)
Payment of deferred financing costs	(10,497)	(9,392)
Net cash provided by (used in) financing activities	(244,589)	(42,573)
Total increase (decrease) in cash, cash equivalents and restricted cash	310,288	(36,107)
Cash, cash equivalents and restricted cash at beginning of period	90,540	256,001
Cash, cash equivalents and restricted cash at end of period	$400,828	$219,894

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$272,067	$322,462
Accrued stockholder servicing fee	$(6,418)	$(10,607)
Distributions payable	$8,685	$8,609
Reinvestment of stockholder distributions	$80,017	$80,673
Payable for shares repurchased	$23,701	$72,028
Loan principal payments held by servicer	$91,855	$114,560
Consolidation of securitization trusts	$893,316	$1,056,508
Deconsolidation of securitization trusts	$—	$(396,637)
Transfer of loans receivable held for investments to investments in real estate, held-for-investment	$—	$(215,528)
Modifications accounted for as repayments and new loans	$—	$66,869
Transfer of loans receivable held for investments to investments in real estate, held-for-sale	$(105,000)	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of September 30, 2025. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$342,641	$139,399
Restricted cash	58,187	80,495
Total cash, cash equivalents and restricted cash	$400,828	$219,894
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
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and nine months ended September 30, 2025. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to September 30, 2025, the Company incurred offering costs of $29,475, which were paid on its behalf by Future Standard (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company did not incur any interest or penalties and none were accrued at September 30, 2025.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)	December 31, 2024
Number of loans	136	145
Principal balance	$7,118,020	$7,507,083
Net book value	$7,032,969	$7,402,810
Unfunded loan commitments(1)	$232,468	$254,768
Weighted-average cash coupon(2)(3)	+3.43%	+3.50%
Weighted-average all-in yield(2)(3)	+3.54%	+3.68%
Weighted-average maximum maturity (years)(4)	2.1	2.4
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
(3)    As of September 30, 2025 and December 31, 2024, the one-month SOFR rate was 4.26% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however, loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
For the nine months ended September 30, 2025 and 2024, the activity in the Company's loan portfolio, was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Loans receivable at beginning of period	$7,496,474	$7,782,219
Loan fundings	848,156	819,691
Loan repayments	(1,135,542)	(918,648)
Amortization of deferred fees on loans	17,427	7,596
Exit and extension fees received on loans receivable	(7,746)	(4,384)
Transfer to investments in real estate, net(1)	(105,000)	(215,528)
Total loans receivable	7,113,769	7,470,946
CECL reserve	(80,800)	(132,265)
Loans receivable, net	$7,032,969	$7,338,681
__________________________
(1)    Refer to Note 5 "Real Estate" for further discussion.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,082,303	57%	$4,158,483	55%
Hospitality	1,113,829	16%	1,052,578	14%
Industrial	739,398	10%	878,656	12%
Office	529,625	8%	522,686	7%
Retail	388,671	5%	574,321	8%
Mixed Use	153,801	2%	190,180	3%
Various	89,997	1%	103,391	1%
Self Storage	16,145	1%	16,179	0%
Total loans receivable	7,113,769	100%	7,496,474	100%
CECL reserve	(80,800)		(93,664)
Loans receivable, net	$7,032,969		$7,402,810

	September 30, 2025 (Unaudited)		December 31, 2024
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,249,117	46%	$3,399,087	45%
Northeast	1,394,791	20%	1,576,005	21%
West	1,380,872	19%	1,509,283	20%
Various	614,473	9%	675,558	9%
Midwest	474,516	6%	336,541	5%
Total loans receivable	7,113,769	100%	7,496,474	100%
CECL reserve	(80,800)		(93,664)
Loans receivable, net	$7,032,969		$7,402,810
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	September 30, 2025 (Unaudited)			December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	120	6,395,300	90%	132	6,831,933	92%
4	12	571,759	8%	12	559,541	7%
5	4	146,710	2%	1	105,000	1%
Total loans receivable	136	7,113,769	100%	145	7,496,474	100%
CECL reserve		(80,800)			(93,664)
Loans receivable, net, at end of period		$7,032,969			$7,402,810
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of September 30, 2025 and December 31, 2024, respectively, by year of origination and risk rating:

	Net Book Value of Loans Receivable by Year of Origination September 30, 2025 (Unaudited)

Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	815,249	861,981	486,246	2,588,449	1,547,087	96,288	6,395,300
4	—	—	—	436,721	135,038	—	571,759
5	—	—	—	47,624	76,523	22,563	146,710
Total loans receivable	$815,249	$861,981	$486,246	$3,072,794	$1,758,648	$118,851	7,113,769
CECL reserve							(80,800)
Loans receivable, net							$7,032,969

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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three and nine months ended September 30, 2025 and 2024, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (decrease) in general CECL reserve	(11,583)	724	(10,859)
CECL reserve as of March 31, 2025	71,815	10,990	82,805
Increase (decrease) in general CECL reserve	16,439	572	17,011
CECL reserve as of June 30, 2025	88,254	11,562	99,816
Increase (decrease) in general CECL reserve	(15,989)	(3,027)	(19,016)
CECL reserve as of September 30, 2025	$72,265	$8,535	$80,800

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (decrease) in general CECL reserve	37,985	1,964	39,949
CECL reserve as of March 31, 2024	112,059	7,741	119,800
Increase (decrease) in general CECL reserve	18,646	(650)	17,996
Increase (decrease) in specific CECL reserve	1,606	—	1,606
CECL reserve as of June 30, 2024	132,311	7,091	139,402
Increase (Decrease) in general CECL reserve	(5,037)	1,616	(3,421)
Increase (Decrease) in specific CECL reserve	(2,391)	—	(2,391)
Charge-offs in specific CECL reserve(1)	(1,325)	—	(1,325)
CECL reserve as of September 30, 2024	$123,558	$8,707	$132,265
As of September 30, 2025 and 2024, the Company's specific CECL reserve balance was $0 and $858, respectively, recorded in loans receivable, held-for-investment on the consolidated balance sheets.
The following table summarizes our risk rated 5 loans as of September 30, 2025, which were analyzed for specific CECL reserves:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$34,275	$—	Cash basis - September 2024
Senior Loan	7/18/2018	Washington, DC	Hospitality	$22,500	$—	Cash basis - January 2025
Senior Loan	4/26/2022	Decatur, GA	Multifamily	$47,136	$—	Cash basis - July 2025
Senior Loan	11/1/2021	Doraville, GA	Multifamily	$42,142	$—	N/A
The risk rated 5 loans were determined to be collateral dependent as of September 30, 2025. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 6.00% and 9.25%, and a discount rate between 7.50% and 10.50%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
September 30, 2025(1)	$6,566,053	$77,863	$—	$463,626	$7,107,542
December 31, 2024(2)	$7,050,039	$46,828	$—	$393,669	$7,490,536
______________________
(1)    As of September 30, 2025, the Company had ten loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $175,117. The remaining loans that were not placed on non-accrual status had a total amortized cost of $288,509.
(2)    As of December 31, 2024, the Company had eight loans with interest income payments 90 days or more past due. Of these loans, five were placed on non-accrual status with a total amortized cost of $317,988, the remaining were not placed on non-accrual status with a total amortized cost of $75,681.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of September 30, 2025, the Company had unfunded commitments of $232,468. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three and nine months ended September 30, 2025 and 2024, recorded in other liabilities on the Company's consolidated balance sheets:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Unfunded Commitments CECL Reserve
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(531)	(66)	(597)
CECL reserve as of March 31, 2025	908	22	930
Increase (Decrease) in general CECL reserve	219	(22)	197
CECL reserve as of June 30, 2025	1,127	—	1,127
Increase (Decrease) in general CECL reserve	(395)	20	(375)
CECL reserve as of September 30, 2025	$732	$20	$752

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	811	10	821
CECL reserve as of March 31, 2024	2,351	38	2,389
Increase (Decrease) in general CECL reserve	402	1	403
CECL reserve as of June 30, 2024	2,753	39	2,792
Increase (Decrease) in general CECL reserve	(240)	(2)	(242)
CECL reserve as of September 30, 2024	$2,513	$37	$2,550
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of September 30, 2025 and December 31, 2024, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
September 30, 2025 (Unaudited)
CMBS, available-for-sale	$64,102	$59,892	$(23,982)	$102	$(2,714)	$33,298	9.71%(1)	12.7
CMBS, fair value option	$191,170	$187,743	$—	$1,024	$(295)	$188,472	6.55%(1)	5.6
December 31, 2024
CMBS, available-for-sale	$156,755	$152,450	$(19,918)	$769	$(3,932)	$129,369	9.39%(2)	13.3
CMBS, fair value option	$207,653	$205,154	$—	$1,433	$(238)	$206,350	6.85%(2)	3.8
__________________________
(1)    Calculated using the one-month SOFR rate of 4.26% as of September 30, 2025.
(2)    Calculated using the one-month SOFR rate of 4.50% as of December 31, 2024.
As of September 30, 2025, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $25,040. All future interest collections will be accounted for under the cost recovery method.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Allowance for credit losses as of December 31, 2024	$(19,918)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(784)
Allowance for credit losses as of March 31, 2025	(20,702)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	337
Allowance for credit losses as of June 30, 2025	(20,365)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	(3,617)
Allowance for credit losses as of September 30, 2025	$(23,982)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
September 30, 2025 (Unaudited)
CMBS, available-for-sale	$—	$16,474	$—	$(2,714)
December 31, 2024
CMBS, available-for-sale	$—	$61,467	$—	$(3,932)
As of September 30, 2025 and December 31, 2024, there were two and seven securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of September 30, 2025 and December 31, 2024, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2025 (Unaudited)
CMBS, held-to-maturity	$30,112	$(70)	$30,042	$—	$(187)	$29,855
December 31, 2024
CMBS, held-to-maturity	$78,268	$(137)	$78,131	$—	$(1,024)	$77,107

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three and nine months ended September 30, 2025 and 2024:

CECL Reserve as of December 31, 2024	$137
Increase (decrease) in CECL reserve	(29)
CECL reserve as of March 31, 2025	108
Increase (Decrease) in CECL reserve	(19)
CECL reserve as of June 30, 2025	89
Increase (Decrease) in CECL reserve	(19)
CECL reserve as of September 30, 2025	$70

CECL Reserve as of December 31, 2023	$71
Increase (decrease) in CECL reserve	84
CECL reserve as of March 31, 2024	155
Increase (Decrease) in CECL reserve	19
CECL reserve as of June 30, 2024	174
Increase (Decrease) in CECL reserve	(1)
CECL reserve as of September 30, 2024	$173
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of September 30, 2025 and December 31, 2024, respectively:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
September 30, 2025 (Unaudited)
CMBS, held-to-maturity	$30,112	$—	$30,112	$—	$—
December 31, 2024
CMBS, held-to-maturity	$78,268	$—	$48,152	$30,116	$—
Note 5. Real Estate
Investments in real estate, held-for-investment, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)	December 31, 2024
Building and building improvements	$282,597	$278,269
Land and land improvements	81,268	80,911
Furniture, fixtures and equipment	5,703	4,736
In-place lease intangibles	46,160	46,104
Total	415,728	410,020
Accumulated depreciation and amortization	(41,174)	(26,351)
Investments in real estate, held-for-investment	$374,554	$383,669
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

Amortization
2025 (remaining)	$949
2026	5,193
2027	5,098
2028	3,879
2029	3,803
Thereafter	4,529
Total	$23,451
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2025 (remaining)	$8,429
2026	24,558
2027	16,628
2028	16,983
2029	16,507
Thereafter	20,164
Total	$103,269
During the nine months ended September 30, 2025, the Company received the following foreclosed property in settlement of a loan held-for-investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
January 2025(1)	Multifamily	New Rochelle, NY	$105,955
__________________________
(1)    In January 2025, the Company acquired a multifamily property located in New Rochelle, NY via a deed in lieu of foreclosure. The property previously collateralized a senior loan receivable held-for-investment. The asset was recorded on our consolidated balance sheets at the disclosed value above as the fair value of the real estate asset less costs to sell. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of September 30, 2025, included two multifamily properties located in Antioch, TN and New Rochelle, NY with an aggregate carrying value of $161,791. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less costs to sell.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025 (Unaudited)
Arrangement	Weighted Average Spread(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.80%(3)	$428,244	$—	May 5, 2038	$566,294	$568,032
2021-FL3 Notes	+1.75%(3)	595,343	—	November 4, 2036	803,324	797,907
2022-FL4 Notes	+2.49%(3)	447,474	—	January 31, 2039	691,470	687,993
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	832,546	832,388
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	1,021,456	1,021,150
		3,108,192	—		3,915,090	3,907,470
Repurchase Agreements
WF-1 Facility	+1.66%(4)	160,089	339,911	November 26, 2026	200,883	200,208
GS-1 Facility	+1.99%(5)	279,361	170,639	April 25, 2028	355,533	360,696
BB-1 Facility	+1.78%(3)	40,490	659,510	February 21, 2028	52,447	52,203
MS-1 Facility	(6)	—	150,000	October, 13 2025(9)	—	—
RBC Facility	+0.87%(7)	97,616	—	N/A	136,531	136,953
NTX-1 Facility	(4)	—	250,000	November 10, 2025	—	—
BMO-1 Facility	+1.50%(4)	18,492	6,508	April 16, 2027	23,106	23,115
Lucid Facility	+0.86%	93,013	—	N/A	121,887	123,317
WF-2 Facility	+2.50%(4)	194,227	242,891	October 21, 2026	284,663	283,596
Finance Blue Facility	+1.60%(4)	47,131	8,200	February 17, 2028	58,995	59,462
CB-1 Facility	+1.93%(4)	684,928	73,453	September 9, 2028	924,220	916,464
		1,615,347	1,901,112		2,158,265	2,156,014
Revolving Credit Facility
MM-1 Facility	+2.30%(6)	850,037	149,963	September 20, 2031	936,194	928,433
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,037	574,963		936,194	928,433

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2026	149,966	185,000
Total		$5,698,276	$2,478,075		$7,159,515	$7,176,917
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
(9)    In October 2025, the Company extended the MS-1 Facility to November 12, 2025.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	As of December 31, 2024
Arrangement	Weighted Average Interest Rate(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+2.12%(5)	$75,257	$—	December 18, 2036	$170,635	$167,117
2021-FL2 Notes	+1.71%(5)	530,971	—	May 5, 2038	615,579	613,601
2021-FL3 Notes	+1.70%(5)	692,948	—	November 4, 2036	897,852	886,073
2022-FL4 Notes	+2.33%(5)	611,666	—	January 31, 2039	823,286	813,333
2022-FL5 Notes	+2.83%(5)	490,597	—	June 17, 2037	620,552	611,895
2022-FL7 Notes	+3.21%(5)	573,385	—	October 17, 2039	757,095	750,863
2024-FL9 Notes	+2.03%(5)	746,894	—	October 21, 2039	821,587	819,772
		3,721,718	—		4,706,586	4,662,654
Repurchase Agreements
WF-1 Facility	(3)	—	500,000	September 26, 2026	—	—
GS-1 Facility	+2.08%(4)	295,512	154,488	January 26, 2025	372,211	382,072
BB-1 Facility	+1.94%(5)	88,875	611,125	February 21, 2025	117,372	117,476
MS-1 Facility	+2.65%(6)	32,889	117,111	October 13, 2025	45,998	45,828
RBC Facility	+1.03%(7)	117,038	—	N/A	149,102	150,107
NTX-1 Facility	+1.56%(3)	143,260	106,740	November 10, 2025	178,900	178,942
BMO-1 Facility	+2.00%(3)	53,200	112,000	February 28, 2025	66,493	66,485
Lucid Facility	+0.89%	63,457	—	N/A	85,027	85,408
WF-2 Facility	+2.50%(3)	233,107	204,011	October 21, 2026	303,884	302,197
Finance Blue Facility	+1.60%(3)	55,331	—	February 17, 2028	69,119	69,107
		1,082,669	1,805,475		1,388,106	1,397,622
Revolving Credit Facilities
MM-1 Facility	+2.30%(6)(7)	850,000	150,000	September 20, 2031	1,106,058	1,097,415
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,000	575,000		1,106,058	1,097,415

Mortgage Loan	+2.15%(6)	124,700	2,000	July 9, 2025	152,036	186,630
Total		$5,779,087	$2,382,475		$7,352,786	$7,344,321
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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $5,867,926 and 6.32%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $5,726,761 and 7.44%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2025 and December 31, 2024.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of September 30, 2025 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2025	$24,136	$—	$—	$—	$24,136
2026	777,894	354,316	—	124,700	1,256,910
2027	1,079,765	18,492	—	—	1,098,257
2028	359,113	1,051,910	—	—	1,411,023
2029	337,140	—	—	—	337,140
Thereafter	530,144	190,629	850,037	—	1,570,810
Total	$3,108,192	$1,615,347	$850,037	$124,700	$5,698,276
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

	As of September 30, 2025 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2021-FL2	19	$529,890
2021-FL3	20	803,388
2022-FL4	20	691,517
2024-FL9	19	832,660
2025-FL10	24	1,021,794
Total	102	$3,879,249
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the CLOs on the Company's consolidated balance sheets.

	September 30,
	2025	2024
Face value	$3,108,192	$3,833,295
Unamortized deferred financing costs	(15,097)	(18,046)
Unamortized discount	(3,362)	(6,634)
Net book value	$3,089,733	$3,808,615

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

	September 30,
	2025	2024
Face value	$1,615,347	$851,225
Unamortized deferred financing costs	(4,201)	(1,934)
Net book value	$1,611,146	$849,291
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

	September 30,
	2025	2024
Face value	$850,037	$923,350
Unamortized deferred financing costs	(9,139)	(13,116)
Net book value	$840,898	$910,234
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	September 30,
	2025	2024
Face value	$124,700	$124,700
Unamortized deferred financing costs	—	(510)
Net book value	$124,700	$124,190
Note 7. Related Party Transactions
Compensation of FS Real Estate Advisor, Rialto and the Dealer Manager
Base Management Fee
Pursuant to the fifth amended and restated advisory agreement dated as of November 13, 2025 (the "Advisory Agreement"), FS Real Estate Advisor is entitled to a base management fee equal to 1.25% of the NAV for the Company's Class T, Class S, Class D, Class M and Class I shares, payable quarterly in arrears. The payment of all or any portion of the base management fee accrued with respect to any quarter may be deferred by FS Real Estate Advisor, without interest, and may be taken in any such other quarter as FS Real Estate Advisor may determine. In calculating the Company's base management fee, the Company will use its NAV before giving effect to accruals for such fee, the performance fee, the administrative services fee, stockholder servicing fees or distributions payable on its shares. The base management fee is a class-specific expense. No base management fee is paid on the Company's Class F or Class Y shares.
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the nine months ended September 30, 2025 and 2024, $7,270 and $6,901, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company. During the nine months ended September 30, 2025 and 2024, $0 and $3,000, respectively, in capital markets fees, were paid to FS Real Estate Advisor and its affiliates. Subsequent to September 30, 2025, there were $8,750 in capital markets fees paid to FS Real Estate Advisor and its affiliates.
Offering Costs
Future Standard funded the Company’s offering costs in the amount of $29,475 for the period from November 7, 2016 (Inception) to September 30, 2025. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the nine months ended September 30, 2025, the Company paid $2,541 to FS Real Estate Advisor for offering costs previously funded. As of September 30, 2025, $3,331 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three and nine months ended September 30, 2025 and 2024:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2025	2024	2025	2024
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,377	$9,614	$27,815	$28,526
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	4,190	—	16,141
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	7,547	7,694	22,311	22,929
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	—	—	—	3,000
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	—	108	104	331
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	450	1,138	7,270	6,901
Total			$17,374	$22,744	$57,500	$77,828
_______________________
(1)    During the nine months ended September 30, 2025, FS Real Estate Advisor received $27,830 in cash and $3,961 of performance contingent rights were issued as payment for management fees. During the nine months ended September 30, 2024, FS Real Estate Advisor received $28,283 in cash as payment for base management fees. As of September 30, 2025, $5,417 in base management fees were payable to FS Real Estate Advisor.
(2)    During the nine months ended September 30, 2025 and 2024, $59 and $17,506, respectively, in performance fees were paid to FS Real Estate Advisor. As of September 30, 2025, there were no performance fees payable to FS Real Estate Advisor.
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
(4)     During the nine months ended September 30, 2025 and 2024, $219 and $331, respectively, in valuation fees were paid by the Company to Rialto.
Dealer Manager
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, LLC, "FS Investment Solutions", which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, (the "Dealer Management Agreement"), FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive. Pursuant to the Dealer Manager Agreement, the Company also reimburses FS Investment Solutions or participating broker-dealers for bona fide due diligence expenses, provided that total organization and offering expenses shall not exceed 15% of the gross proceeds in the Company's public offering.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of September 30, 2025 and December 31, 2024, the Company accrued $94,356 and $100,772, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
September 30, 2025	$—	$—	$—	$—	September 30, 2028
June 30, 2025	1,247	1,247	—	—	June 30, 2028
March 31, 2025	342	342	—	—	March 31, 2028
December 31, 2024	139	62	77	—	December 31, 2027
	$1,728	$1,651	$77	$—
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
As of September 30, 2025, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $14,530 and $463, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the nine months ended September 30, 2025 and 2024:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	29,478	7,211,625	73,641	252,392	6,330,033	13,897,169
Reinvestment of distributions	15,465	—	15,322	1,690,520	8,058	70,529	1,444,894	3,244,788
Repurchases of common stock	(152,161)	—	(11,704)	(7,042,580)	(28,533)	(523,304)	(7,554,220)	(15,312,502)
Transfers in or out	—	—	(102,597)	(249,477)	(119,292)	(478,176)	978,830	29,288
Balance as of September 30, 2025	592,984	843,658	755,691	66,394,254	376,653	3,960,396	49,421,973	122,345,609

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
Issuance of common stock	—	—	730	180,317	1,829	6,551	149,314	338,741
Reinvestment of distributions	392	—	379	42,495	200	1,753	34,798	80,017
Repurchases of common stock	(3,848)	—	(482)	(176,010)	(1,077)	(13,024)	(181,983)	(376,424)
Transfers in or out	—	—	(2,346)	(6,486)	(2,593)	(11,915)	23,340	—
Accrued stockholder servicing fees(1)	—	—	(30)	(5,243)	(20)	950	—	(4,343)
Balance as of September 30, 2025	$14,342	$20,849	$19,099	$1,536,308	$9,504	$92,781	$1,180,532	$2,873,415

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	127,641	6,143,925	59,059	596,459	7,042,858	13,969,942
Reinvestment of distributions	21,592	—	18,982	1,648,891	10,351	87,384	1,573,635	3,360,835
Repurchases of common stock	(2,308)	—	(37,422)	(7,564,986)	(23,841)	(293,289)	(8,856,707)	(16,778,553)
Transfers in or out	—	—	(504,852)	(240,571)	(253,114)	(670,894)	1,633,364	(36,067)
Balance as of September 30, 2024	753,468	906,648	916,716	64,572,078	438,556	4,659,328	48,896,785	121,143,579

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2023	$17,913	$22,371	$31,238	$1,498,287	$15,989	$115,412	$1,147,391	$2,848,601
Issuance of common stock	—	—	3,171	154,026	1,470	14,969	165,176	338,812
Reinvestment of distributions	546	—	471	41,343	258	2,179	35,876	80,673
Repurchases of common stock	(58)	—	(929)	(189,676)	(594)	(7,315)	(214,128)	(412,700)
Transfers in or out	—	—	(10,699)	(6,033)	(6,040)	(16,741)	39,513	—
Accrued stockholder servicing fees(1)	—	—	(20)	(220)	(4)	(6)	—	(250)
Balance as of September 30, 2024	$18,401	$22,371	$23,232	$1,497,727	$11,079	$108,498	$1,173,828	$2,855,136
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, (the "Share Repurchase Plan"), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the Share Repurchase Plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the Share Repurchase Plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
total NAV of all classes of shares then participating in the Share Repurchase Plan. The Company's board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the nine months ended September 30, 2025 and 2024, the Company repurchased 15,312,502 and 16,778,553, respectively, shares of common stock under its Share Repurchase Plan representing a total of $376,424 and $412,700, respectively. In March 2025, the Company received repurchase requests equal to 3.41%, of its aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2025 equaled 6.24% of the Company's aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2025 and its 5% quarterly repurchase limitation for the first quarter of 2025 such that 100% of share repurchase requests timely received in March 2025 and the first quarter of 2025 were satisfied. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2025 or 2024, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the nine months ended September 30, 2025:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
March 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
April 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
May 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
June 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
July 30, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
August 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
September 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$1.6191	$1.6191	$1.2258	$1.2258	$1.3293	$1.3293	$1.3851
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and nine months ended September 30, 2025, and 2024:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions:
Paid or payable in cash	$27,179	$28,025	$81,282	$82,748
Reinvested in shares	26,735	26,788	80,017	80,673
Total distributions	$53,914	$54,813	$161,299	$163,421
Source of distributions:
Cash flows from operating activities(1)	$53,914	$54,813	$161,299	$163,421
Offering proceeds	—	—	—	—
Total sources of distributions	$53,914	$54,813	$161,299	$163,421
Net cash provided by (used in) operating activities	$57,625	$65,462	$145,055	$182,382
_______________________
(1)    As of September 30, 2025, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for October 2025 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$59,839	$52,100	$129,551	$100,877

Denominator:
Weighted average common stock outstanding - basic	121,573,865	124,460,864	121,352,402	123,893,732
Weighted average common stock outstanding - diluted(1)	124,812,697	126,137,752	123,937,711	125,347,598

Net income per share of common stock - basic	$0.49	$0.42	$1.07	$0.81
Net income per share of common stock - diluted	$0.48	$0.41	$1.05	$0.80
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,992,690 and 1,984,758 of restricted stock units awarded as of September 30, 2025 and 2024, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	September 30, 2025 (Unaudited)				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$221,770	$—	$221,770	$—	$335,720	$—	$335,720	$—
Mortgage loans held in securitization trusts, at fair value	2,652,390	—	—	2,652,390	1,633,589	—	—	1,633,589
Interest rate cap	1,486	—	1,486	—	1,427	—	1,427	—
Total	$2,875,646	$—	$223,256	$2,652,390	$1,970,736	$—	$337,147	$1,633,589

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$2,406,155	—	$2,406,155	—	$1,484,019	—	$1,484,019	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2025 and 2024:

	Mortgage loans held in securitization trusts, at fair value
	Nine Months Ended September 30,
	2025	2024
Fair value at beginning of period	$1,633,589	$950,972
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	24,378	39,825
Purchases	101,107	1,056,508
Sales and repayments	—	(396,637)
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	893,316	—
Deconsolidation of securitization trusts	—	—
Fair value at end of period	$2,652,390	$1,650,668
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$24,378	$39,825
Included in other comprehensive income	—	—
______________________
(1)    For the nine months ended September 30, 2025 and 2024, unrealized gain of $24,378 and $39,825, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $22,598 and $38,391 related to mortgage obligations issued by securitization trusts, at fair value.
As of September 30, 2025, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2025, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.17% to 12.24% (weighted average blended yield of 9.59%) and a life of 0.75 to 4.75 (weighted average life of 2.98). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	September 30, 2025 (Unaudited)			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$400,828	$400,828	$400,828	$90,540	$90,540	$90,540
Loans receivable - held-for-investment(1)	$7,032,969	$7,118,020	$7,077,130	$7,402,810	$7,507,083	$7,421,414
Mortgage-backed securities held-to-maturity	$30,042	$30,000	$29,855	$78,131	$80,300	$77,107
Financial Liabilities
Repurchase agreements(2)	$1,611,146	$1,615,347	$1,615,347	$1,079,758	$1,082,669	$1,082,669
Credit facilities(2)	$840,898	$850,037	$850,037	$837,894	$850,000	$850,000
Collateralized loan obligations(2)(3)	$3,089,733	$3,104,830	$3,104,830	$3,696,034	$3,715,375	$3,715,375
Mortgage note payable(2)	$124,700	$124,700	$124,700	$124,368	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of September 30, 2025, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $244,455 and $245,957, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $2,652,390 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $244,455 at September 30, 2025) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Restricted cash	$25,839	$—
Loans receivable, held-for-investment	3,878,644	4,672,521
Interest receivable	34,818	38,650
Other assets(1)	301	168,129
Mortgage loans held in securitization trusts, at fair value	2,652,390	1,633,589
Total assets	$6,591,992	$6,512,889

Liabilities
Collateralized loan obligations, net	$3,089,733	$3,696,034
Interest payable	6,767	9,644
Other liabilities	201	1,508
Mortgage obligations issued by securitization trusts, at fair value	2,406,155	1,484,019
Total liabilities	$5,502,856	$5,191,205
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $277,678 as of September 30, 2025.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of September 30, 2025.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2025	July 9, 2026	$1,486
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
			2025	2024	2025	2024
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(868)	$(1,761)	$(2,081)	$(3,509)

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
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to September 30, 2025 through the issuance of the consolidated financial statements.
JP-1 Facility
On October 15, 2025, FS CREIT Finance JP-1 LLC (“JP-1”), an indirect wholly owned special-purpose financing subsidiary of the Company, entered into a Master Repurchase Agreement (the “Repurchase Agreement,” and together with the related transaction documents, the “JP-1 Facility”), as seller, with JP Morgan Chase Bank, National Association, as buyer (the “Buyer”), to finance the acquisition and origination of certain assets which include performing senior commercial or multifamily mortgage loans, A-notes related to performing senior commercial or multifamily mortgage loans, participation interests in performing senior commercial or multifamily mortgage loans, mezzanine loans, and REO mortgage loans (the “Eligible Assets”).
The maximum amount of financing available under the JP-1 Facility is up to $612,312,452.79.
All assets pledged to the JP-1 Facility are required to be repurchased no later than October 15, 2030, or such earlier date based on the maturity date of the related asset, and subject to certain terms set forth in the transaction documents.
In connection with the Repurchase Agreement, the Company entered into a Guaranty (the “Guaranty”) pursuant to which the Company guarantees the prompt and complete payment and performance of the guaranteed obligations when due under the JP-1 Facility, subject to limitations specified therein. The Guaranty may become full recourse to the Company upon the occurrence of certain events, including the commencement of certain bankruptcy actions with respect to the Company or JP-1.
The Repurchase Agreement and Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. In addition, the Company is required (i) to maintain its adjusted tangible net worth at an amount not less than 75% of the net cash proceeds of any equity issuance by the Company minus 75% of the amounts expended for equity redemptions or repurchases by the Company; (ii) to maintain an EBITDA to interest expense ratio not less than 1.40 to 1.00; (iii) to maintain a total indebtedness to tangible net worth ratio that does not exceed 3.50 to 1.00; and (iv) to maintain minimum liquidity at not less than the greater of (x) $15,000,000 and (y) 5% of the aggregate amount outstanding under the JP-1 Facility.
MM-1 Facility
On October 27, 2025, FS CREIT Finance MM-1 LLC (an indirectly wholly owned subsidiary of the Company), as borrower, entered into a Fourth Amendment to the Amended and Restated Loan and Servicing Agreement, originally dated as of April 27, 2022, with Wells Fargo Bank, National Association, as administrative agent, Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company, as lenders, and the other parties thereto. The amendment, among other things, (a) increases the maximum facility amount from $1,000,000,000 to $1,500,000,000, (b) reduces the applicable spread from 2.30% to 2.05%, (c) extends the scheduled maturity date from September 20, 2031 to September 17, 2034 and (d) provides for the financing of certain real estate owned assets. In connection therewith, the Company entered into a Guaranty Agreement pursuant to which the Company, as guarantor, guarantees the payment of certain obligations, provided that on any date of determination the maximum amount payable under the "Guaranty Agreement" will equal 25% of the full amount of the advances outstanding attributable to the real estate owned assets as of the date that the administrative agent or any other secured party first exercises remedies or otherwise makes a claim under the Guaranty Agreement.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

Note 14. Subsequent Events

MS-1 Facility
On November 11, 2025, FS CREIT Finance MS-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, entered into an Amendment No. 2 to Master Repurchase and Securities Contract Agreement, (the “MS-1 Second Amendment”), amending that certain Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 with Morgan Stanley N.A., as buyer, as amended by that certain First Amendment to Master Repurchase and Securities Agreement dated as of October 8, 2025. The MS-1 Second Amendment provides for, among other things, an extension of the facility termination date from November 12, 2025 to December 11, 2025.
Foreclosure
In October 2025, the Company acquired two multifamily properties located in Decatur, Georgia and Doraville, Georgia, respectively, via foreclosure. Prior to acquisition, the loans were risk rated "5" as of September 30, 2025.

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

Macroeconomic Environment
Resilient economic data, strong corporate earnings and the start of a new Fed rate-cutting cycle drove markets higher during Q3. Treasury yields declined modestly as markets balanced the Fed’s 25 basis point September rate cut against uncertain forward guidance amid solid economic data and persistent inflation. Annual commercial real estate (CRE) deal volume rose 17% during Q3, marking six consecutive quarters of growth. Property prices gained 2.6% year over year and have increased for five straight months, with all sectors except apartments (-0.8%) posting annual gains. Fundamentals across most property types remain supportive. Elevated borrowing costs have suppressed construction, setting up a sharp drop in completions over the next two to three years. Multifamily and industrial completions already have fallen sharply this year, while supply growth in retail and office has been minimal. Even the office market—still challenged by older, less amenity-rich properties—shows signs of stabilizing. Despite recent price recovery, capital appreciation has yet to become a major return driver. We expect yield and income growth to dominate performance. The refinancing need is substantial: roughly $2 trillion in CRE debt—about one-third of all outstanding—will mature by 2027, creating opportunities for lenders to refinance on better terms or originate new loans under more disciplined underwriting.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loan fundings(1)	$54,741	$186,455	$848,156	$819,691
Loan repayments(2)	(405,167)	(738,742)	(1,135,542)	(918,648)
Total net repayments	$(350,426)	$(552,287)	$(287,386)	$(98,957)
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer and recorded as "Receivable for investments sold and repaid" as of December 31, 2024.
The following table details overall statistics for our loans receivable portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)	December 31, 2024
Number of loans	136	145
Principal balance	$7,118,020	$7,507,083
Net book value	$7,032,969	$7,402,810
Unfunded loan commitments(1)	$232,468	$254,768
Weighted-average cash coupon(2)	+3.43%	+3.50%
Weighted-average all-in yield(2)(3)	+3.54%	+3.68%
Weighted-average maximum maturity (years)(4)	2.1	2.4
________________________
(1)    We may be required to provide funding when requested by the borrower in accordance with the terms of the underlying agreements.
(2)    Our floating rate loans are expressed as a spread over SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees.
(3)    As of September 30, 2025 and December 31, 2024, the one-month SOFR rate was 4.26% and 4.50%, respectively
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of September 30, 2025:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,110	$358,849	$360,048	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	7/14/2023	156,500	156,500	156,635	+3.40%	+3.44%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,979	+3.89%	+4.04%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	6/4/2025	135,200	135,200	135,190	+2.55%	+2.55%	6/9/2030	Chicago, IL	Multifamily	74%
5	Senior Loan	5/26/2022	108,500	102,037	102,588	+3.40%	+3.56%	6/9/2027	Mesa, AZ	Multifamily	67%
6	Senior Loan	12/21/2021	93,900	90,796	90,781	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
7	Senior Loan	11/18/2024	$92,500	$92,500	$87,146	+2.50%	+5.46%	12/5/2026	Queens, NY	Multifamily	75%
8	Senior Loan	5/13/2022	89,500	89,500	89,856	+4.25%	+4.37%	5/9/2027	New York, NY	Multifamily	58%
9	Senior Loan	2/4/2022	89,000	89,000	88,850	+3.85%	+4.16%	2/1/2026	Temecula, CA	Multifamily	75%
10	Senior Loan	7/20/2022	85,690	81,375	81,553	+3.65%	+3.73%	8/9/2027	Phoenix, AZ	Multifamily	61%
11	Senior Loan	4/29/2022	85,000	85,000	84,897	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
12	Senior Loan	5/13/2022	83,885	83,885	84,219	+4.25%	+4.37%	5/9/2027	New York, NY	Multifamily	60%
13	Senior Loan	12/15/2021	76,820	73,620	73,618	+3.00%	+3.00%	12/9/2026	Sunny Isles Beach, FL	Multifamily	74%
14	Senior Loan	2/14/2025	75,000	75,000	74,980	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
15	Senior Loan	9/10/2021	68,941	68,941	68,941	+3.01%	+3.01%	10/9/2026	Richardson, TX	Multifamily	68%
16	Senior Loan	4/26/2022	68,498	66,424	66,316	+3.82%	+3.82%	5/9/2027	Tucson, AZ	Multifamily	68%
17	Senior Loan	4/27/2022	67,940	65,443	65,523	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%
18	Senior Loan	2/28/2022	66,869	66,869	66,869	5.25%	5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
19	Senior Loan	4/26/2021	66,000	66,000	65,895	+3.40%	+3.40%	5/9/2026	Las Vegas, NV	Multifamily	72%
20	Senior Loan	7/29/2021	62,500	62,500	62,428	+3.50%	+3.50%	8/9/2026	Maitland, FL	Multifamily	72%
21	Senior Loan	7/22/2021	61,477	61,477	61,407	+4.41%	+4.42%	8/9/2026	Nashville, TN	Multifamily	75%
22	Senior Loan	8/2/2021	58,947	58,947	59,068	+2.91%	+3.03%	8/9/2027	Austin, TX	Multifamily	73%
23	Senior Loan	5/12/2022	58,165	57,148	57,146	+3.35%	+3.35%	5/9/2027	Aurora, CO	Multifamily	80%
24	Senior Loan	4/13/2022	57,169	56,131	56,008	5.50%	5.99%	5/9/2027	Houston, TX	Multifamily	78%
25	Senior Loan	2/17/2022	55,400	53,746	53,934	+4.10%	+4.16%	3/9/2027	Indianapolis, IN	Multifamily	80%
26	Senior Loan	12/21/2022	55,000	55,000	55,106	+3.85%	+3.94%	12/9/2027	San Bernardino, CA	Multifamily	66%
27	Senior Loan	12/19/2024	54,500	54,500	54,476	+3.30%	+3.32%	1/14/2030	New York, NY	Multifamily	61%
28	Senior Loan	8/17/2022	54,283	54,283	54,302	+3.85%	+3.90%	9/9/2027	Austin, TX	Multifamily	62%
29	Senior Loan	12/13/2024	54,075	54,075	53,980	+3.50%	+3.59%	12/9/2028	Jacksonville, FL	Multifamily	74%
30	Senior Loan	3/7/2022	53,135	50,936	50,933	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
31	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
32	Senior Loan	4/26/2022	49,125	47,151	47,624	+4.05%	+4.05%	5/9/2027	Decatur, GA	Multifamily	72%
33	Senior Loan	12/15/2021	49,000	49,000	49,048	+3.45%	+3.49%	12/9/2026	Charleston, SC	Multifamily	77%
34	Senior Loan	6/23/2021	48,944	48,944	48,837	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
35	Senior Loan	7/29/2021	47,500	47,500	47,453	+3.50%	+3.50%	8/9/2026	Clearwater, FL	Multifamily	79%
36	Senior Loan	11/23/2021	45,445	45,445	45,443	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
37	Senior Loan	2/7/2025	44,320	41,700	41,682	+2.65%	+2.67%	2/9/2030	Jacksonville, FL	Multifamily	65%
38	Senior Loan	8/9/2021	44,000	44,000	43,990	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
39	Senior Loan	8/25/2022	44,000	44,000	44,446	+3.50%	+3.81%	9/9/2027	McKinney, TX	Multifamily	53%
40	Senior Loan	12/10/2024	43,100	35,678	35,659	+3.00%	+3.02%	12/9/2029	Jacksonville, FL	Multifamily	49%
41	Senior Loan	8/19/2021	43,000	43,000	42,939	+2.80%	+2.83%	11/9/2026	Omaha, NE	Multifamily	75%
42	Senior Loan	3/29/2023	42,895	42,895	42,895	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
43	Senior Loan	7/28/2021	42,801	42,801	42,706	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
44	Senior Loan	8/9/2021	42,660	42,522	42,428	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
45	Senior Loan	11/10/2021	42,535	41,930	41,479	+4.10%	+4.30%	11/9/2027	Various, AR	Multifamily	70%
46	Senior Loan	11/1/2021	42,300	42,145	42,248	+3.61%	+3.68%	11/9/2026	Doraville, GA	Multifamily	82%
47	Senior Loan	3/14/2022	42,000	40,680	40,824	+3.50%	+3.60%	4/9/2027	Dallas, TX	Multifamily	76%
48	Senior Loan	7/21/2021	41,100	41,100	41,013	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
49	Senior Loan	8/25/2021	40,799	40,799	40,720	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
50	Senior Loan	6/24/2021	38,600	38,600	38,582	+3.86%	+4.09%	7/9/2026	Austin, TX	Multifamily	76%
51	Senior Loan	11/4/2021	37,300	37,300	37,283	+3.45%	+3.45%	11/1/2025	Boca Raton, FL	Multifamily	81%
52	Senior Loan	4/29/2022	37,135	36,006	36,034	+3.75%	+3.85%	5/9/2027	Euless, TX	Multifamily	80%
53	Senior Loan	11/5/2021	36,325	36,325	36,324	+3.21%	+3.22%	11/9/2026	Mesquite, TX	Multifamily	73%
54	Senior Loan	9/24/2024	34,000	32,000	31,986	+3.30%	+3.32%	10/9/2029	North Las Vegas, NV	Multifamily	66%
55	Senior Loan	12/21/2021	32,200	32,200	32,090	+2.90%	+2.90%	1/9/2027	Hackensack, NJ	Multifamily	68%
56	Senior Loan	5/8/2025	31,500	31,500	31,478	+2.65%	+2.67%	5/9/2030	New York, NY	Multifamily	66%
57	Senior Loan	3/31/2025	31,315	31,315	28,743	+1.25%	+3.33%	6/1/2029	New York, NY	Multifamily	97%
58	Senior Loan	1/28/2022	31,229	31,229	31,361	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	82%
59	Senior Loan	11/23/2021	30,506	30,506	30,505	+3.05%	+3.05%	12/9/2026	Dallas, TX	Multifamily	69%
60	Senior Loan	12/16/2021	29,500	29,500	29,465	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
61	Senior Loan	6/20/2025	28,534	25,550	25,528	+2.75%	+2.79%	7/9/2030	Las Vegas, NV	Multifamily	65%
62	Senior Loan	12/15/2021	28,400	27,592	27,590	+3.30%	+3.30%	12/9/2026	Arlington, TX	Multifamily	79%
63	Senior Loan	1/28/2022	24,489	24,489	24,591	+3.81%	+3.95%	9/9/2026	Mesquite, TX	Multifamily	78%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
64	Senior Loan	1/28/2022	$22,149	$22,149	$22,232	+3.81%	+3.95%	9/9/2026	Dallas, TX	Multifamily	85%
65	Senior Loan	8/26/2021	20,955	20,755	20,804	+3.21%	+3.27%	9/9/2026	Seattle, WA	Multifamily	69%
66	Senior Loan	7/20/2021	20,136	19,650	19,657	+3.50%	+3.60%	8/9/2026	Las Vegas, NV	Multifamily	72%
67	Senior Loan	5/10/2021	19,200	18,188	18,184	+3.61%	+3.61%	5/9/2026	Philadelphia, PA	Multifamily	70%
68	Senior Loan	11/18/2024	18,750	18,750	18,064	+2.06%	+6.38%	10/5/2027	Atlanta, GA	Multifamily	63%
69	Senior Loan	11/18/2024	16,839	16,839	16,830	+1.51%	+1.58%	10/9/2025	Charlotte, NC	Multifamily	56%
70	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.65%	6/9/2027	New York, NY	Multifamily	81%
71	Mezz Loan	2/14/2020	15,000	15,000	14,507	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
72	Senior Loan	11/18/2024	13,444	13,444	13,027	+3.25%	+4.61%	11/9/2026	Kent, WA	Multifamily	87%
73	Senior Loan	3/25/2021	12,500	12,500	12,501	+3.36%	+3.42%	4/9/2026	Lithonia, GA	Multifamily	67%
74	Senior Loan	3/19/2021	12,200	12,200	12,260	+5.00%	+5.10%	4/9/2026	Brooklyn, NY	Multifamily	85%
75	Senior Loan	11/18/2024	11,044	11,044	11,106	+3.00%	+3.51%	6/1/2027	Hollywood, FL	Multifamily	61%
76	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Aurora, CO	Multifamily	86%
Subtotal Multifamily			$4,144,813	$4,088,138	$4,082,303

Hospitality
77	Senior Loan	4/28/2022	$195,000	$195,000	$195,479	+3.25%	+3.31%	5/9/2027	New York, NY	Hospitality	70%
78	Senior Loan	11/15/2022	146,200	146,200	146,199	+4.21%	+4.21%	11/9/2027	Nashville, TN	Hospitality	52%
79	Senior Loan	2/24/2025	130,000	130,000	129,980	+3.65%	+3.65%	3/9/2028	San Diego, CA	Hospitality	49%
80	Senior Loan	11/26/2024	102,500	102,500	102,473	+3.25%	+3.36%	12/9/2029	Cambridge, MA	Hospitality	70%
81	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.60%	2/9/2030	New York, NY	Hospitality	43%
82	Senior Loan	9/8/2022	87,000	87,000	87,231	+4.25%	+4.32%	9/9/2027	Washington, DC	Hospitality	52%
83	Senior Loan	7/31/2023	82,000	82,000	82,422	+4.95%	+5.12%	8/9/2028	Berkeley, CA	Hospitality	58%
84	Senior Loan	11/3/2022	73,000	63,000	63,163	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
85	Senior Loan	5/20/2022	62,373	62,373	62,370	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
86	Senior Loan	9/30/2022	40,000	40,000	40,199	+5.00%	+5.17%	10/9/2027	Kenner, LA	Hospitality	64%
87	Senior Loan	1/7/2022	38,000	38,000	38,195	+3.75%	+3.93%	3/9/2027	Miami, FL	Hospitality	49%
88	Senior Loan	6/28/2019	25,400	25,400	25,424	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
89	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.36%	10/31/2025	Gaithersburg, MD	Hospitality	80%
90	Senior Loan	6/27/2024	15,099	15,099	14,896	+2.25%	+2.77%	2/6/2027	Mesa, AZ	Hospitality	66%
91	Senior Loan	6/27/2024	13,289	13,289	13,235	+2.10%	+2.38%	12/18/2025	Macon, GA	Hospitality	62%
Subtotal Hospitality			$1,122,361	$1,112,361	$1,113,829

Industrial
92	Senior Loan	12/30/2024	$108,875	$100,182	$100,160	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
93	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
94	Senior Loan	5/12/2021	85,000	85,000	85,183	+3.11%	+3.17%	5/9/2026	Various, MI	Industrial	73%
95	Senior Loan	4/2/2025	80,270	54,773	54,784	+2.40%	+2.50%	4/9/2030	Bayonne, NJ	Industrial	44%
96	Senior Loan	8/15/2024	79,790	75,002	74,985	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
97	Senior Loan	2/25/2025	48,500	39,112	39,105	+3.50%	+3.60%	3/9/2030	Sandy Springs, GA	Industrial	65%
98	Senior Loan	9/29/2025	45,000	39,923	39,898	+2.70%	+2.73%	10/9/2030	Valley Cottage, NY	Industrial	60%
99	Senior Loan	3/28/2024	42,292	42,292	42,397	+3.00%	+3.13%	4/9/2029	Various	Industrial	61%
100	Senior Loan	4/27/2021	37,250	34,430	34,316	+3.26%	+3.27%	5/9/2027	Jamaica, NY	Industrial	61%
101	Senior Loan	2/20/2024	36,200	35,580	35,569	+3.15%	+3.16%	3/9/2029	Gilbert, AZ	Industrial	62%
102	Senior Loan	4/27/2022	31,300	29,712	29,646	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
103	Senior Loan	6/10/2025	27,200	23,158	23,149	+2.75%	+2.77%	6/9/2030	Delanco, NJ	Industrial	63%
104	Senior Loan	1/17/2025	22,540	22,540	22,520	+2.50%	+2.53%	2/9/2030	Glen Allen, VA	Industrial	55%
105	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
106	Senior Loan	2/26/2021	17,706	17,706	17,638	+3.36%	+3.37%	3/9/2027	Elizabeth, NJ	Industrial	57%
107	Senior Loan	2/16/2024	14,700	14,700	14,699	+3.00%	+3.00%	3/9/2029	Cedar Hill, TX	Industrial	57%
108	Senior Loan	2/16/2024	13,100	13,100	13,099	+3.00%	+3.00%	3/9/2029	Greenfield, IN	Industrial	60%
109	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
Subtotal Industrial			$821,973	$739,460	$739,398

Office
110	Senior Loan	3/31/2022	$110,470	$106,668	$106,660	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
111	Senior Loan	12/22/2021	81,500	74,670	75,125	+4.75%	+4.86%	1/9/2027	Dallas, TX	Office	62%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
112	Senior Loan	10/3/2022	$81,300	$81,300	$81,266	+4.50%	+4.50%	10/9/2027	Miami, FL	Office	56%
113	Senior Loan	3/12/2021	52,250	34,291	34,275	+5.86%	+5.86%	3/9/2026	San Francisco, CA	Office	65%
114	Senior Loan	11/1/2021	47,913	47,913	47,899	+3.81%	+3.82%	11/9/2026	Fort Lauderdale, FL	Office	67%
115	Senior Loan	1/28/2022	43,650	37,567	37,635	+5.00%	+5.06%	2/9/2027	Milwaukee, WI	Office	59%
116	Senior Loan	2/18/2022	40,240	25,459	25,431	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
117	Senior Loan	11/30/2021	38,060	37,319	37,378	+5.00%	+5.10%	12/9/2026	Memphis, TN	Office	70%
118	Senior Loan	5/4/2021	30,000	25,964	26,073	7.50%	7.50%	3/9/2028	Richardson, TX	Office	65%
119	Senior Loan	5/28/2021	29,000	29,000	28,964	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
120	Senior Loan	12/18/2020	28,440	25,289	25,270	+4.61%	+4.61%	1/9/2026	Rockville, MD	Office	69%
121	Senior Loan	6/27/2024	3,947	3,947	3,649	+1.90%	+3.45%	8/1/2029	Bronx, NY	Office	41%
Subtotal Office			$586,770	$529,387	$529,625

Retail
122	Senior Loan	6/30/2022	$106,000	$100,000	$99,791	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
123	Senior Loan	5/2/2025	81,000	78,212	78,212	+3.00%	+3.00%	5/9/2030	Westminster, CO	Retail	59%
124	Senior Loan	12/19/2024	70,045	58,200	58,183	+3.60%	+3.61%	1/9/2030	Chula Vista, CA	Retail	68%
125	Senior Loan	7/7/2022	57,250	56,027	56,158	+4.35%	+4.43%	7/9/2027	Birmingham, AL	Retail	71%
126	Senior Loan	6/27/2024	56,180	56,180	56,181	+3.00%	+3.00%	11/1/2025	New York, NY	Retail	79%
127	Senior Loan	3/11/2021	30,000	30,000	29,965	+4.61%	+4.67%	3/9/2026	Colleyville, TX	Retail	58%
128	Senior Loan	6/27/2024	3,548	3,548	3,510	+3.00%	+3.19%	1/2/2027	Brooklyn, NY	Retail	49%
129	Senior Loan	6/27/2024	2,924	2,924	2,888	+3.25%	+3.35%	8/1/2027	New York, NY	Retail	13%
130	Senior Loan	6/27/2024	2,775	2,775	2,759	+3.00%	+3.34%	4/1/2026	Corona, NY	Retail	32%
131	Senior Loan	6/27/2024	1,038	1,038	1,024	+3.25%	+3.71%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$410,760	$388,904	$388,671

Mixed Use
132	Senior Loan	12/4/2023	$110,000	$110,000	$110,146	+2.90%	+2.99%	12/9/2028	Washington, DC	Mixed Use	59%
133	Mezz Loan	10/20/2022	31,111	30,670	30,670	+6.50%	+6.50%	10/9/2027	Philadelphia, PA	Mixed Use	68%
134	Senior Loan	2/19/2020	16,600	13,000	12,985	+3.75%	+3.75%	3/9/2026	West Hollywood, CA	Mixed Use	71%
Subtotal Mixed Use			$157,711	$153,670	$153,801

Self Storage
135	Senior Loan	8/4/2022	$90,000	$90,000	$89,997	+3.65%	+3.65%	8/9/2027	Santa Barbara, CA	Various	60%

Various
136	Senior Loan	1/28/2021	$16,100	$16,100	$16,145	+5.00%	+5.30%	2/9/2026	Philadelphia, PA	Self Storage	79%

Total/Weighted Average			$7,350,488	$7,118,020	$7,113,769	+3.43%	+3.54%				67%
CECL Reserve					(80,800)
Loans receivable, net					$7,032,969
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income	$156,327	$192,570	$481,280	$575,949
Less: Interest expense	(94,829)	(118,066)	(297,282)	(340,422)
Interest income on mortgage loans held in securitization trusts	41,261	17,871	105,334	44,519
Less: Interest expense on mortgage obligations issued by securitization trusts	(36,431)	(15,835)	(92,934)	(39,328)
Net interest income	66,328	76,540	196,398	240,718
Other expenses
Management fee	9,377	9,614	27,815	28,526
Performance fee	—	4,190	—	16,141
General and administrative expenses	11,313	11,738	35,496	34,439
Real estate operating expenses	8,276	2,800	24,249	5,635
Depreciation and amortization	3,981	4,251	14,823	7,921
Interest expense on real estate	2,055	2,367	6,112	7,079
Less: Expense limitation	—	—	(1,589)	—
Add: Expense recoupment to sponsor	77	—	77	—
Net other expenses	35,079	34,960	106,983	99,741
Other income (loss)
Credit loss expense, net	15,794	5,190	9,642	(54,507)
Real estate operating income	12,416	6,722	34,844	16,799
Net change in unrealized gain (loss) on interest rate cap	(868)	(1,761)	(2,081)	(3,509)
Net realized gain (loss) on mortgage-backed securities, fair value option	—	22	—	355
Net realized gain (loss) on extinguishment of debt	—	99	—	273
Net realized gain (loss) on real estate, net	—	357	—	357
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	400	(86)	(396)	355
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	1,011	458	1,381	1,536
Unrealized gain (loss) on real estate, held-for-sale	(100)	—	(2,442)	—
Total other income (loss)	28,653	11,001	40,948	(38,341)
Net income before income taxes	59,902	52,581	130,363	102,636
Income tax expense	(60)	(478)	(801)	(1,748)
Net income	59,842	52,103	129,562	100,888
Preferred stock dividends	(3)	(3)	(11)	(11)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$59,839	$52,100	$129,551	$100,877
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates and a lower average loan balance for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during 2025 and the second half of 2024.
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
As of September 30, 2025 and 2024, the Company had $0 and $0, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the nine months ended September 30, 2025, no expense recoupments were paid to FS Real Estate Advisor and Rialto. As of September 30, 2025, there were $77 of expense recoupments payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the nine months ended September 30, 2025, our expected credit loss reserve decreased by $9,642. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
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
Our FFO and MFFO are calculated for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (GAAP)	$59,842	$52,103	$129,562	$100,888
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	3,981	4,251	14,823	7,921
Funds from operations	$63,823	$56,354	$144,385	$108,809
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	—	(749)	(2,145)	(2,192)
Straight-line rental income	(24)	(126)	(105)	(1,916)
Net change in unrealized (gain) loss on interest rate cap	868	1,761	2,081	3,509
Credit loss expense, net	(15,794)	(5,190)	(9,642)	54,507
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(400)	86	396	(355)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(1,011)	(458)	(1,381)	(1,536)
Unrealized (gain) loss on real estate, held-for-sale	100	—	2,442	—
Modified funds from operations	$47,562	$51,678	$136,031	$160,826
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2025:

Components of NAV	September 30, 2025
Cash and cash equivalents	$342,641
Restricted cash	58,187
Loans receivable	7,113,769
Mortgage-backed securities held-to-maturity	30,112
Mortgage-backed securities, at fair value	221,770
Interest receivable	68,603
Investments in real estate, held-for-investment	406,958
Investments in real estate, held-for-sale	161,791
Receivable for investment sold and repaid	91,855
Other assets	9,421
Mortgage loans held in securitization trusts, at fair value	2,652,390
Repurchase agreements payable, net	(1,611,146)
Credit facility payable, net	(840,898)
Collateralized loan obligations, net	(3,089,733)
Mortgage note payable, net	(124,700)
Accrued servicing fees(1)	(1,935)
Other liabilities	(84,038)
Mortgage obligations issued by securitization trusts, at fair value	(2,406,155)
Net asset value	$2,998,892
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2025:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$14,960	$20,212	$18,623	$1,652,684	$9,300	$98,043	$1,185,070	$2,998,892
Number of outstanding shares	592,984	843,658	755,691	66,394,254	376,653	3,960,396	49,421,973	122,345,609
NAV per share as of September 30, 2025	$25.2277	$23.9572	$24.6443	$24.8920	$24.6906	$24.7559	$23.9786
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of September 30, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Office	7.48%	6.40%
Multifamily	7.09%	5.30%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	2.6%	3.2%
(weighted average)	0.25% increase	(2.4)%	(2.9)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of September 30, 2025:

Reconciliation of Stockholders' Equity to NAV	September 30, 2025
Total stockholders' equity under GAAP	$2,798,175
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,798,050
Adjustments:
Accrued stockholder servicing fees(1)	92,420
General CECL reserve(2)	81,622
Unrealized real estate appreciation(3)	(8,769)
Accumulated depreciation and amortization(4)	41,173
Other adjustments(5)	(5,604)
Net asset value	$2,998,892
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
Liquidity and Capital Resources
As of September 30, 2025, we had $400,828 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of September 30, 2025, we had $2,478,075 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2025, we had unfunded loan commitments of $232,468. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	September 30, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.0x	2.1x
Leverage-to-net assets ratio(2)	1.9x	2.0x
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. Future Standard funded our offering costs in the amount of $29,718 for the period from November 7, 2016 (Inception) to September 30, 2025. Through September 30, 2025, we reimbursed $26,144 to FS Real Estate Advisor for offering expenses previously funded. As of September 30, 2025, $3,331 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
Subject to the limitations in the advisory agreement and sub-advisory agreement, we expect to make payments to FS Real Estate Advisor in connection with the management of our assets and costs incurred by FS Real Estate Advisor and Rialto in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of FS Real Estate Advisor and our board of directors. On November 12, 2025, our board of directors approved the renewal of the advisory agreement effective as of December 1, 2025 for an additional one-year term expiring December 1, 2026. For a discussion of the compensation to be paid to FS Real Estate Advisor and FS Investment Solutions, see Note 7 to our unaudited consolidated financial statements included herein.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities	$145,055	$182,382
Cash flows used in investing activities	409,822	(175,916)
Cash flows from financing activities	(244,589)	(42,573)
Net increase (decrease) in cash and cash equivalents and restricted cash	$310,288	$(36,107)
Cash flows from operating activities decreased $37,327 during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to the change in net interest income in addition to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities increased $585,738 during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to the increase in principal collections from loans receivable of $444,747.
Cash flows from financing activities decreased $202,016 during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to a net increase in debt repayments.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
September 30, 2025	$2,595,015	$2,465,384	$2,621,542
June 30, 2025	$2,655,737	$2,642,231	$2,685,156
March 31, 2025	$2,186,617	$2,553,029	$2,553,029
December 31, 2024	$1,649,194	$1,713,307	$1,714,728
September 30, 2024	$1,651,420	$1,635,765	$1,648,227
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2025:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(34,126)	$(26,240)	$(7,886)	(3.4)%
Down 25 basis points(1)	$(17,442)	$(13,120)	$(4,322)	(1.9)%
No change	—	—	—	—
Up 25 basis points	$17,468	$13,120	$4,348	1.9%
Up 50 basis points	$34,960	$26,240	$8,720	3.8%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requested received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2025	899,498	$24.39	899,498	—
August 1 - August 31, 2025	1,025,911	$24.60	1,025,911	—
September 1 - September 30, 2025	967,783	$24.45	967,783	—
Total	2,893,192		2,893,192	—
____________________
(1) Repurchases are limited as described above.

Item 3.     Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Fifth Amended and Restated Advisory Agreement
On November 13, 2025, we and FS Real Estate Advisor entered into that certain Fifth Amended and Restated Advisory Agreement (the "Advisory Agreement"). The terms of the Advisory Agreement are generally consistent with the prior agreement, but include, at the request of a state securities examiner, certain clarifying terms. The material terms of the Advisory Agreement described above are qualified in their entirety by the agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
MS-1 Facility
On November 11, 2025, FS CREIT Finance MS-1 LLC, an indirect wholly owned special-purpose financing subsidiary of the Company, entered into an Amendment No. 2 to Master Repurchase and Securities Contract Agreement, (the “MS-1 Second Amendment”), amending that certain Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 with Morgan Stanley N.A., as buyer, as amended by that certain First Amendment to Master Repurchase and Securities Agreement dated as of October 8, 2025. The MS-1 Second Amendment provides for, among other things, an extension of the facility termination date from November 12, 2025 to December 11, 2025.

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

10.1*	Fifth Amended and Restated Advisory Agreement, dated November 13, 2025, by and between FS Credit Real Estate Trust, Inc. and FS Real Estate Advisor, LLC.

10.2
First Amendment to Master Repurchase Agreement dated as of October 8, 2025 by and between FS CREIT Finance MS-1 LLC and Morgan Stanley N.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 15, 2025).

10.3
Master Repurchase Agreement dated as of October 15, 2025 between FS CREIT Finance JP-1 LLC, and JP Morgan Chase Bank, National Association. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 17, 2025).

10.4
Guaranty dated as of October 15, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of JP Morgan Chase Bank, National Association. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 17, 2025).

10.5
Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of October 27, 2025, by and among FS CREIT Finance MM-1 LLC, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Barings Direct Investments LLC, FS CREIT Finance Holdings LLC and the other parties identified therein. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 31, 2025).

10.6
Guaranty Agreement, dated as of October 27, 2025, by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo Bank, National Association, as the administrative agent, for the benefit of the Secured Parties (as defined in the Fourth Amendment to Amended and Restated Loan and Servicing Agreement). (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 31, 2025).

10.7*	Amendment No. 2 to Master Repurchase and Securities Agreement dated as of November 11, 2025, by and between FS CREIT Finance MS-1 LLC and Morgan Stanley N.A.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________
*    Filed herewith
+    This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2025.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer (Principal Financial and Accounting Officer)