Form 10-K
period 2025-12-31
FS Credit Real Estate Income Trust, Inc.
filed 2026-03-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM______TO______
COMMISSION FILE NUMBER: 000-56163
_______________________________________________
FS Credit Real Estate Income Trust, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________

Maryland	81-4446064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3025 JFK Boulevard, OFC 500
Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
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
As of March 6, 2026, there were 586,014 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 697,869 outstanding shares of Class T common stock, 67,703,722 outstanding shares of Class S common stock, 371,686 outstanding shares of Class D common stock, 3,791,819 outstanding shares of Class M common stock and 50,286,904 outstanding shares of Class I common stock.
Auditor Name: Ernst & Young LLP Auditor Location: Philadelphia, PA Auditor Firm ID: 42

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FS CREDIT REAL ESTATE INCOME TRUST, INC.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2025

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
•The purchase and repurchase price for shares of our common stock is generally based on our prior month’s NAV (subject to material changes as described herein) and is not based on any public trading market. Because the valuation of our investments is inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•We cannot guarantee that we will continue to make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, offering proceeds or repayments of our real estate debt investments, and we have no limits on the amounts we may pay from such sources.
•We have no employees and are dependent on the adviser and the sub-adviser to conduct our operations. The adviser and the sub-adviser face conflicts of interest as a result of, among other things, the obligation to allocate investment opportunities among us and other investment vehicles, the allocation of time of their investment professionals and the substantial fees and expenses that we pay to the adviser and its affiliates.
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
Item 1.     Business.
Summary

FS Credit Real Estate Income Trust, Inc., or the Company, which may also be referred to as "we," "us" or "our," was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor, LLC (“FS Real Estate Advisor” or the “adviser”), a subsidiary of our sponsor, Franklin Square Holdings, L.P., which does business as Future Standard (“Future Standard” or the “sponsor”), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC (“Rialto” or the “sub-adviser”), to act as its sub-adviser. We are currently conducting a public offering of up to $2,750,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) consisting of up to $2,500,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
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
Our primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield; preserve and protect invested capital; realize appreciation in net asset value ("NAV") from proactive investment management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt.
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
About FS Real Estate Advisor
FS Real Estate Advisor is a subsidiary of Future Standard. Future Standard was founded in 2007 and has established itself as a leader in the world of alternative investments. FS Real Estate Advisor is led by substantially the same personnel that form the investment and operations teams of the registered investment advisers that manage Future Standard’s other affiliated registered investment companies and business development companies.
Our president and chief executive officer, Michael C. Forman, has led FS Real Estate Advisor since its inception. In 2007, he co-founded Future Standard with the goal of delivering alternative investment funds, advised by what Future Standard believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Real Estate Advisor, Mr. Forman currently serves as chairman and/or chief executive officer of all the Future Standard’s funds and their affiliated investment advisers.
FS Real Estate Advisor’s senior management team has significant experience in private debt, private equity and real estate investing, and has developed an expertise in using all levels of the corporate capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities. We believe that the active and ongoing participation by Future Standard and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Real Estate Advisor’s management team, allows FS Real Estate Advisor to successfully execute our investment strategy.
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
Investment Strategy and Portfolio

Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, including those that are secured by a first priority mortgages on transitional commercial real estate properties. Transitional mortgage loans typically finance the acquisition of commercial properties that require renovation or repositioning before more permanent financing can be obtained. These loans typically have terms of three years or less, with extension options of one to two years tied to achievement of certain milestones by the borrower, and bear interest at floating rates. Transitional mortgage loans often yield more than loans with similar loan-to-value characteristics that are secured by more stabilized real estate properties as well as commercial real estate assets traded in the securitized markets.
In addition to senior, floating-rate mortgage loans, we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBSs, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies and portfolios of single-family home mortgages.
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
We seek to capitalize on Rialto’s experience, national footprint and origination platform to deploy significant amounts of capital in investments with attractive risk-return profiles. Rialto’s commercial real estate platform, had, together with the Rialto Entities, approximately 309 professionals operating from 11 offices across the United States and Europe as of December 31, 2025, and as of September 30, 2025, had approximately $20.9 billion in regulatory assets under management. Rialto is able to use its integrated platform and deep underwriting team to provide in-house evaluations of a wide variety of loans and markets. We believe Rialto’s ability to pivot throughout real estate cycles, taking advantage of opportunities with the potential to generate attractive risk-adjusted returns across the capital structure, is a potential competitive advantage for us in executing upon our investment strategy.
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
The following table details overall statistics for our loans receivable portfolio as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Number of loans	140	145
Principal balance	$7,845,350	$7,507,083
Net book value	$7,764,337	$7,402,810
Unfunded loan commitments(1)	$332,562	$254,768
Weighted-average cash coupon(2)	+3.31%	+3.50%
Weighted-average all-in yield(2)(3)	+3.41%	+3.68%
Weighted-average maximum maturity (years)(4)	2.5	2.4
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
(3)    As of December 31, 2025 and 2024, the one-month SOFR rate was 3.69% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however loans may be repaid prior to such date.
The following tables detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,250,284	54%	$4,158,483	55%
Hospitality	1,039,723	13%	1,052,578	14%
Office	801,387	10%	522,686	7%
Industrial	780,707	10%	878,656	12%
Mixed Use	527,356	7%	190,180	3%
Retail	334,980	4%	574,321	8%
Various	91,000	1%	103,391	1%
Self Storage	16,170	1%	16,179	0%
Total loans receivable	7,841,607	100%	7,496,474	100%
CECL reserve	(77,270)		(93,664)
Loans receivable, net	$7,764,337		$7,402,810

	December 31, 2025		December 31, 2024
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,576,258	46%	$3,399,087	45%
Northeast	1,797,634	23%	1,576,005	21%
West	1,443,603	18%	1,509,283	20%
Various	589,909	8%	675,558	9%
Midwest	434,203	5%	336,541	5%
Total loans receivable	7,841,607	100%	7,496,474	100%
CECL reserve	(77,270)		(93,664)
Loans receivable, net	$7,764,337		$7,402,810
__________________________
(1)    As defined by the United States Department of Commerce, Bureau of the Census.
For additional information regarding our loan portfolio as of December 31, 2025, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview”.
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
As of December 31, 2025, we have issued 2,131,208 shares of Class T common stock, 100,107,662 shares of Class S common stock, 1,284,866 shares of Class D common stock, 7,980,815 shares of Class M common stock and 75,996,671 shares of Class I common stock in our public offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $4.67 billion.

On October 1, 2025, we filed a Registration Statement on Form S-11 (File No. 333-290670) for a fourth public offering of up to $2.5 billion in shares of common stock, consisting of up to $2.25 billion in shares of common stock in our primary offering and up to $250 million in shares of common stock pursuant to our distribution reinvestment plan. We continue to sell shares in our third public offering.
We previously conducted private offerings of shares of our Class F common stock and Class Y common stock to certain accredited investors. As of December 31, 2025, we have issued 2,725,908 of our Class F common stock and 1,036,671 shares of our Class Y common stock pursuant to our private offerings and pursuant to our distribution reinvestment plan, resulting in gross proceeds to us of approximately $93.21 million.
In January 2022, we commenced a private offering of Class I shares to certain accredited investors. As of December 31, 2025, we had issued 1,490,572 Class I shares pursuant to our private offering, resulting in gross proceeds to us of approximately $36.2 million.
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
Our leverage may not exceed 300% of our total net assets (as defined in our charter in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 and amended on September 7, 2025, (the "NASAA REIT Guidelines") as of the date of any borrowing unless a majority of our independent directors vote to approve any borrowing in excess of this amount. Subject to this limitation, the amount of leverage we may employ for particular assets will depend upon our adviser’s assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties, and availability of particular types of financing at that time. Our decision to use leverage to finance our assets will be at the discretion of our adviser and will not be subject to the approval of our stockholders. We will endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to minimize the risks associated with recourse borrowing. In addition, we may rely on short-term financing such as repurchase transactions under master repurchase agreements.
Below is a summary of our outstanding financing arrangements as of December 31, 2025:

	As of December 31, 2025
Arrangement	Weighted Average Interest Rate(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.88%(3)	$363,244	$—	May 5, 2038	$483,729	$486,756
2021-FL3 Notes	+1.81%(3)	524,403	—	November 4, 2036	732,398	727,133
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	804,383	804,328
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	965,475	965,065
		2,524,778	—		2,985,985	2,983,282
Repurchase Agreements
WF-1 Facility	+1.63%(4)	122,554	377,446	November 26, 2026	153,974	153,290
GS-1 Facility	+1.90%(5)	344,597	255,403	April 25, 2028	436,343	440,812
BB-1 Facility	+1.62%(4)	52,475	647,525	February 21, 2028	67,260	66,930
MS-1 Facility	+1.55%(4)	282,306	67,694	December 9, 2030	352,787	352,882
RBC Facility	+0.91%(6)	83,123	—	N/A	120,404	120,463
NTX-1 Facility	+1.30%(4)	46,480	153,520	December 29, 2029	58,075	58,100
BMO-1 Facility	+1.57%(3)	55,612	—	April 16, 2027	69,488	69,515
Lucid Facility	+0.83%	93,261	—	N/A	121,898	123,145
WF-2 Facility	+2.50%(4)	106,603	106,825	October 21, 2026	149,481	148,570
Finance Blue Facility	+1.60%(4)	32,413	22,918	February 17, 2028	42,516	42,932
CB-1 Facility	+1.93%(4)	661,355	97,026	September 9, 2028	900,789	891,874
JP-1 Facility	+1.95%(4)	572,217	40,095	October 15, 2030	719,474	716,410
CO-1 Facility	+1.34%(4)	218,720	131,280	November 19, 2026	273,326	273,400
Citi Facility		—	—	N/A	—	—
		2,671,716	1,899,732		3,465,815	3,458,323
Revolving Credit Facilities
MM-1 Facility	+2.05%(7)	968,776	531,224	September 17, 2034	1,254,839	1,252,040
Barclays Facility	+2.35%(8)	95,000	305,000	April 24, 2027	—	—
		1,063,776	836,224		1,254,839	1,252,040

Mortgage Loan	+2.15%(7)	124,700	2,000	July 9, 2026	149,083	185,000
Total		$6,384,970	$2,737,956		$7,855,722	$7,878,645
______________________
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
(6)    Borrowings under the RBC Facility consists of one or more floating and fixed rate transactions. Fixed rate transactions are reflected as a spread over the relevant floating benchmark rate.
(7)     Term SOFR is subject to a 0.00% floor.
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
Taxation of REIT Dividends
Under the legislation commonly referred to as the Tax Cuts and Jobs Act, "qualified REIT dividends" (REIT dividends other than dividends designated as "qualified dividend income" or capital gain dividends) received by non-corporate U.S. taxpayers are eligible for up to a 20% deduction, subject to certain limitations. This deduction is only applicable to stockholders that receive dividends from us and does not affect our taxation. Stockholders should consult their own tax advisors regarding the impact of this deduction on their effective tax rate with respect to REIT dividends.
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
Website
We maintain a website at www.fscreit.com. We are providing the address to our website solely for the information of stockholders. From time to time, we may use our website as a distribution channel for material information about our Company. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report on Form 10-K.
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
The total amount of shares that we repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV of all classes of shares then participating in our share repurchase plan as of the last calendar day of the previous calendar quarter. Repurchase requests that exceed the monthly repurchase limits will be repurchased on a pro rata basis. Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector, disruptions in the labor market (including labor shortages and unemployment), inflation, geopolitical events and military conflicts, could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Repurchase requests for the months of March, April and May 2020 exceeded the monthly repurchase limit. In December 2022, February 2024, August 2024, September 2024 and March 2025, repurchase requests would have exceeded the monthly and/or quarterly limit, but our board of directors increased the limits for such period and as a result, all repurchase requests were satisfied. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be adversely affected.
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
Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our adviser, sub-adviser and their affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our adviser, sub-adviser and their affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Additionally, the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. If one or more of such events occur, it could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our adviser, sub-adviser or their affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
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

Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts (including the conflicts in the Middle East and Ukraine), inflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy, and a weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
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
Recently, shifts in U.S. trade policy, including new or increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our arrangements with Future Standard, our adviser, our adviser’s investment committee and the sub-adviser, there may be times when Future Standard, our adviser, the sub-adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest. The members of our adviser’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our adviser or its affiliates. Similarly, our adviser, the sub-adviser or their respective affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may prevent them from presenting attractive investment opportunities to us or otherwise may not be in the best interests of us or our stockholders. For example, the members of our adviser’s investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our adviser. Similarly, the sub-adviser and its affiliates manages or serves as the advisor to separately managed accounts, investment funds and other investment vehicles that invest in real estate-related assets and there are certain contractual limitations on the investment opportunities that Rialto may present to us. Our adviser and the sub-adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their allocation policies. In addition, not all conflicts of interest can be expected to be resolved in our favor.
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
Our adviser, the sub-adviser, dealer manager and their respective officers and employees who serve as our executive officers or otherwise as our key personnel and their respective affiliates who serve as key personnel, general partners, sponsors, managers, owners and advisers of other investment programs, including investment funds sponsored by Future Standard or by Rialto, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
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

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
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
The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain tax provisions that were enacted in the Tax Cuts and Jobs Act of 2017, many of which were set to expire after December 31, 2025.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities ("MBS"), as well as stock of another REIT. The remainder of our investment in securities (other than qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. If our subsidiary REIT failed to qualify as a REIT, we would not satisfy the 10% value asset test. In addition, in general, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test or securities of a taxable REIT subsidiary of ours) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments”, and for taxable years ending on or before December 31, 2025, no more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2025, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Certain rules in the Code may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, depreciation, amortization or depletion, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, for taxable years beginning on or after January 1, 2026, no more than 25% of the value of a REIT's assets may consist of stock and securities of one or more TRSs. In addition, the TRS rules impose a 100% excise tax on IRS adjustments to certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Any domestic TRS that we may form or acquire would pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us by such domestic TRS. We will monitor the value of our interests in TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.
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
Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. stockholders.
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

Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
As an externally advised company, our day-to-day operations are managed by our adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior Future Standard professionals and our adviser is an affiliate of Future Standard. As such, we are reliant on Future Standard for assessing, identifying and managing material risks to our business from cybersecurity threats.
Our business is dependent on the communications and information systems of the adviser, as an affiliate of Future Standard. We also rely on the communications and systems of other third-party service providers. Future Standard has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including us and our operations.
Cybersecurity Program Overview
Future Standard has instituted a cybersecurity program designed to identify, assess, and manage cybersecurity risks applicable to us. The cybersecurity risk management program involves, among other things, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. Future Standard actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.
We rely on Future Standard to engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us. We are also included in the Future Standard risk management program and processes, which include cybersecurity risk assessments.
We depend on and engage various third parties, including suppliers, vendors and service providers, to operate our business. We rely on the expertise of the third-party risk management, legal, information technology and compliance personnel of the adviser and Future Standard, including the Chief Information Security Officer ("CISO"), of Future Standard, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the board of directors (the "Audit Committee"), provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the Future Standard CISO and our Chief Compliance Officer ("CCO") regarding the overall state of the Future Standard cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees our risk management function generally and relies on the Future Standard CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as our CCO for over 10 years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to us.
Management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology and/or compliance personnel of the adviser and Future Standard.
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
Item 2.    Properties.
Our headquarters are located at 3025 JFK Boulevard, OFC 500 Philadelphia, Pennsylvania 19104. We believe that these office facilities are suitable and adequate for our business as it is presently conducted. Information regarding our investment in real estate properties as of December 31, 2025 is included in "Part II Item 8. "Notes to Consolidated Financial Statements - Note 5. Real Estate" of this Annual Report on Form 10-K.

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
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. As of March 6, 2026, we had 69 record holders of our Class F common stock, 1 record holder of Class Y common stock, 242 record holders of Class T common stock, 8,796 record holders of Class S common stock, 184 record holders of Class D common stock, 1,361 record holders of Class M common stock, and 5,991 record holders of Class I common stock.
The following table presents our monthly NAV per share for each of the seven classes of shares from January 31, 2024 through December 31, 2025:

	Class S	Class T	Class D	Class M	Class I	Class F	Class Y
January 31, 2024	$25.0610	$24.8252	$24.8777	$24.9280	$24.1936	$25.2173	$24.1537
February 29, 2024	25.0729	24.8374	24.8892	24.9380	24.1966	25.2457	24.1575
March 31, 2024	25.0585	24.8193	24.8683	24.9228	24.1759	25.2518	24.1385
April 30, 2024	25.0681	24.8300	24.8801	24.9312	24.1772	25.2783	24.1415
May 31, 2024	25.0849	24.8467	24.8989	24.9476	24.1893	25.3147	24.1526
June 30, 2024	25.0935	24.8557	24.9121	24.9554	24.1899	25.3414	24.1546
July 31, 2024	25.1043	24.8682	24.9245	24.9703	24.2043	25.3694	24.1684
August 31, 2024	25.0766	24.8374	24.8932	24.9427	24.1719	25.3474	24.1410
September 30, 2024	25.0716	24.8313	24.8886	24.9376	24.1693	25.3464	24.1389
October 31, 2024	25.0931	24.8504	24.9097	24.9586	24.1865	25.3725	24.1597
November 30, 2024	25.0423	24.8019	24.8597	24.9084	24.1365	25.3364	24.1079
December 31, 2024	25.0905	24.8426	24.9076	24.9559	24.1852	25.3888	24.1558
January 31, 2025	25.1032	24.8588	24.9175	24.9704	24.2022	25.4092	24.1743
February 28, 2025	24.9672	24.7254	24.7813	24.8336	24.0699	25.2770	24.0388
March 31, 2025	24.9776	24.7334	24.7865	24.8445	24.0719	25.2883	24.0411
April 30, 2025	24.9753	24.7289	24.7822	24.8449	24.0638	25.2988	24.0388
May 31, 2025	24.9740	24.7300	24.7791	24.8374	24.0580	25.2941	24.0324
June 30, 2025	24.9464	24.7024	24.7509	24.8097	24.0308	25.2702	24.0070
July 31, 2025	24.9478	24.7011	24.7488	24.8115	24.0333	25.2737	24.0093
August 31, 2025	24.9517	24.7042	24.7510	24.8158	24.0365	25.2833	24.0144
September 30, 2025	24.8920	24.6443	24.6906	24.7559	23.9786	25.2277	23.9572
October 31, 2025	24.8698	24.6154	24.6665	24.7332	23.9553	25.2104	23.9365
November 30, 2025	24.8627	24.6071	24.6594	24.7259	23.9470	25.2072	23.9284
December 31, 2025	24.8478	24.5916	24.6437	24.7109	23.9307	25.1960	23.9138
Distributions
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Distributions:
Paid or payable in cash	$109,284	$109,782	$99,630
Reinvested in shares	107,208	107,457	94,543
Total distributions	$216,492	$217,239	$194,173
Source of distributions:
Cash flows from operating activities(1)	$216,492	$217,239	$194,173
Offering proceeds	—	—	—
Total sources of distributions	$216,492	$217,239	$194,173
Net cash provided by operating activities(2)	$190,638	$236,726	$256,752
_______________________
(1)     As of December 31, 2025, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
(2)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company’s expense limitation agreement. See Note 7 to our consolidated financial statements included herein for additional information regarding the Company’s expense limitation agreement.
Share Repurchases
We have adopted an amended and restated Share Repurchase Plan (the "Share Repurchase Plan"), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. Prior to September 2019, Class F shares and Class Y shares were not eligible to participate in our share repurchase program. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. The repurchase of shares is limited to no more than 2% of our aggregate NAV per month of all classes of shares then participating in our Share Repurchase Plan and no more than 5% of our aggregate NAV per calendar quarter of all classes of shares then participating in our Share Repurchase Plan, which means that in any 12-month period, we limit repurchases to approximately 20% of the total NAV of all classes of shares then participating in the Share Repurchase Plan.
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Repurchases as a Percentage of Shares Outstanding	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Purchase Pursuant to Publicly Announced Plans or Programs(1)
October 1 - October 31, 2025	1,302,067	1.06%	$24.37	1,302,067	—
November 1 - November 30, 2025	1,723,795	1.40%	$24.41	1,723,795	—
December 1 - December 31, 2025	1,572,598	1.28%	$24.52	1,572,598	—
Total	4,598,460			4,598,460
_______________________
(1)     Repurchases are limited, as described above.

Sales of Unregistered Securities
On January 2, 2025, we received $5,500,000 relating to the sale of approximately 277,870 Class I shares to an accredited investor at the per share price of $24.1365. On May 1, 2025 we received $600,000 relating to the sale of approximately 24,925 Class I shares to an accredited investor at the per share price of $24.0719. On July 1, 2025, we received $3,000,000 relating to the sale of approximately 124,698 Class I shares to an accredited investor at the per share price of $24.0580. On August 1, 2025, we received $451,600 relating to the sale of approximately 18,792 Class I shares to an accredited investor at the per share price of $24.0308. The sales of securities were made pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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
Our primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield; preserve and protect invested capital; realize appreciation in NAV from proactive investment management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt.
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
Macroeconomic Environment
CRE market sentiment improved in Q4 2025, supported by 175 basis points (bps) of Fed rate cuts since September 2024 and a rebound in transaction activity. Property values have largely stabilized, and limited new construction has helped restore supply-demand balance across most sectors. However, valuation uncertainty persists, particularly in the office sector, where older, less amenitized assets continue to face structural challenges. A $1.7 trillion maturity wall over the next two years also presents refinancing risk, especially for borrowers with loans previously extended or modified.
In this environment, senior CRE debt remains attractive for its income potential and downside protection, but the outlook is not without risk. Tight cap rate spreads leave little room for pricing error, and any macroeconomic deterioration could pressure valuations and borrower performance. While loan delinquencies appear to be leveling off, distress remains elevated in certain sectors, and workouts may continue to weigh on lender returns. As the market transitions into a new cycle, disciplined underwriting and selectivity will be critical to navigating both the opportunities and risks ahead.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Loan fundings(1)	$2,400,194	$1,403,335
Loan repayments(2)(3)	(1,853,203)	(1,419,698)
Total net fundings (repayments)	$546,991	$(16,363)
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)    Excludes payment held by servicer and recorded as "Receivable for investments sold and repaid" as of the years ended December 31, 2025 and 2024.
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
The following table details overall statistics for our loans receivable portfolio as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Number of loans	140	145
Principal balance	$7,845,350	$7,507,083
Net book value	$7,764,337	$7,402,810
Unfunded loan commitments(1)	$332,562	$254,768
Weighted-average cash coupon(2)	+3.31%	+3.50%
Weighted-average all-in yield(2)(3)	+3.41%	+3.68%
Weighted-average maximum maturity (years)(4)	2.5	2.4
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
(3)    As of December 31, 2025 and 2024, the one-month SOFR rate was 3.69% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of December 31, 2025:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,110	$358,849	$360,142	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	7/14/2023	156,500	156,500	156,654	+3.40%	+3.44%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,980	+3.89%	+4.03%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	6/4/2025	135,200	135,200	135,192	+2.55%	+2.55%	6/9/2030	Chicago, IL	Multifamily	74%
5	Senior Loan	11/20/2025	118,000	118,000	117,976	+2.25%	+2.26%	12/9/2030	Las Colinas, TX	Multifamily	73%
6	Senior Loan	5/26/2022	108,500	102,037	102,590	+3.40%	+3.55%	6/9/2027	Mesa, AZ	Multifamily	67%
7	Senior Loan	12/21/2021	93,900	90,796	90,781	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
8	Senior Loan	11/18/2024	92,500	92,500	88,190	+2.50%	+4.86%	12/5/2026	Queens, NY	Multifamily	75%
9	Senior Loan	5/13/2022	89,500	89,500	89,857	+4.25%	+4.36%	5/9/2027	New York, NY	Multifamily	58%
10	Senior Loan	2/4/2022	89,000	89,000	88,961	+3.85%	+4.16%	2/1/2026	Temecula, CA	Multifamily	75%
11	Senior Loan	7/20/2022	85,690	81,375	81,553	+3.65%	+3.72%	8/9/2027	Phoenix, AZ	Multifamily	61%
12	Senior Loan	4/29/2022	85,000	85,000	84,940	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
13	Senior Loan	5/13/2022	83,885	83,885	84,220	+4.25%	+4.36%	5/9/2027	New York, NY	Multifamily	60%
14	Senior Loan	2/14/2025	75,000	75,000	74,982	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
15	Senior Loan	12/15/2021	73,620	73,620	73,447	+3.10%	+3.10%	12/9/2026	Sunny Isles Beach, FL	Multifamily	74%
16	Senior Loan	12/24/2025	69,600	69,600	69,575	+2.75%	+2.76%	1/9/2031	Venice, FL	Multifamily	74%
17	Senior Loan	4/26/2022	68,498	66,424	66,360	+3.82%	+3.82%	5/9/2027	Tucson, AZ	Multifamily	68%
18	Senior Loan	9/10/2021	68,291	68,291	68,133	+3.15%	+3.15%	10/9/2027	Richardson, TX	Multifamily	68%
19	Senior Loan	4/27/2022	67,940	65,443	65,523	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
20	Senior Loan	2/28/2022	$66,869	$66,869	$66,869	5.25%	5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
21	Senior Loan	10/2/2025	66,428	66,428	66,405	+3.25%	+3.27%	10/9/2030	Jacksonville, FL	Multifamily	83%
22	Senior Loan	12/24/2025	66,100	66,100	66,075	+2.85%	+2.86%	1/9/2031	Venice, FL	Multifamily	74%
23	Senior Loan	4/26/2021	66,000	66,000	65,938	+3.40%	+3.40%	5/9/2026	Las Vegas, NV	Multifamily	72%
24	Senior Loan	7/29/2021	62,500	62,500	62,477	+3.50%	+3.50%	8/9/2026	Maitland, FL	Multifamily	72%
25	Senior Loan	8/2/2021	58,947	58,947	59,138	+2.91%	+3.03%	8/9/2027	Austin, TX	Multifamily	73%
26	Senior Loan	5/12/2022	58,165	57,148	57,146	+3.35%	+3.35%	5/9/2027	Aurora, CO	Multifamily	80%
27	Senior Loan	12/17/2025	58,100	58,100	58,075	+2.80%	+2.82%	1/9/2031	Indian Land, SC	Multifamily	76%
28	Senior Loan	4/13/2022	57,168	56,730	56,625	5.50%	5.99%	5/9/2027	Houston, TX	Multifamily	78%
29	Senior Loan	2/17/2022	55,400	53,746	53,839	+4.10%	+4.16%	3/9/2027	Indianapolis, IN	Multifamily	80%
30	Senior Loan	12/21/2022	55,000	55,000	55,069	+3.95%	+4.03%	12/9/2027	San Bernardino, CA	Multifamily	66%
31	Senior Loan	12/19/2024	54,500	54,500	54,480	+3.30%	+3.32%	1/14/2030	New York, NY	Multifamily	61%
32	Senior Loan	8/17/2022	54,283	54,283	54,318	+2.50%	+2.55%	9/9/2027	Austin, TX	Multifamily	62%
33	Senior Loan	12/13/2024	54,075	54,075	53,998	+3.50%	+3.57%	12/9/2028	Jacksonville, FL	Multifamily	74%
34	Senior Loan	3/7/2022	53,135	50,936	50,933	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
35	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
36	Senior Loan	12/15/2021	49,000	49,000	48,950	+3.45%	+3.50%	12/9/2026	Charleston, SC	Multifamily	77%
37	Senior Loan	6/23/2021	48,944	48,944	48,870	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
38	Senior Loan	7/29/2021	47,500	47,500	47,485	+3.50%	+3.50%	8/9/2026	Clearwater, FL	Multifamily	79%
39	Senior Loan	12/10/2025	47,000	47,000	46,975	+2.50%	+2.60%	12/9/2030	Justin, TX	Multifamily	74%
40	Senior Loan	11/23/2021	45,445	45,445	45,444	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
41	Senior Loan	2/7/2025	44,320	41,700	41,685	+2.65%	+2.67%	2/9/2030	Jacksonville, FL	Multifamily	65%
42	Senior Loan	8/9/2021	44,000	44,000	43,991	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
43	Senior Loan	8/25/2022	44,000	44,000	44,447	+3.50%	+3.81%	9/9/2027	McKinney, TX	Multifamily	53%
44	Senior Loan	12/10/2024	43,100	35,955	35,938	+3.00%	+3.02%	12/9/2029	Jacksonville, FL	Multifamily	49%
45	Senior Loan	8/19/2021	43,000	43,000	42,967	+2.80%	+3.06%	11/9/2026	Omaha, NE	Multifamily	75%
46	Senior Loan	7/28/2021	42,801	42,801	42,732	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
47	Senior Loan	8/9/2021	42,660	42,522	42,455	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
48	Senior Loan	3/14/2022	42,000	40,680	40,840	+3.50%	+3.60%	4/9/2027	Dallas, TX	Multifamily	76%
49	Senior Loan	7/21/2021	41,100	41,100	41,039	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
50	Senior Loan	11/10/2021	40,799	40,194	39,833	+4.10%	+4.30%	11/9/2027	Various	Multifamily	70%
51	Senior Loan	8/25/2021	40,799	40,799	40,740	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
52	Senior Loan	3/29/2023	40,193	40,193	40,193	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
53	Senior Loan	6/24/2021	38,600	38,600	38,599	+4.86%	+5.22%	1/9/2027	Austin, TX	Multifamily	76%
54	Senior Loan	11/4/2021	37,300	37,300	37,101	+3.45%	+3.45%	11/1/2026	Boca Raton, FL	Multifamily	81%
55	Senior Loan	4/29/2022	37,135	36,006	36,045	+3.75%	+3.95%	5/9/2027	Euless, TX	Multifamily	80%
56	Senior Loan	12/21/2021	32,200	32,200	32,112	+2.90%	+2.90%	1/9/2027	Hackensack, NJ	Multifamily	68%
57	Senior Loan	5/8/2025	31,500	31,500	31,479	+2.65%	+2.67%	5/9/2030	New York, NY	Multifamily	66%
58	Senior Loan	1/28/2022	31,229	31,229	31,361	+3.81%	+3.94%	9/9/2026	Dallas, TX	Multifamily	82%
59	Senior Loan	3/31/2025	31,172	31,172	28,756	+1.25%	+3.20%	6/1/2029	New York, NY	Multifamily	97%
60	Senior Loan	11/23/2021	30,506	30,506	30,505	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
61	Senior Loan	12/16/2021	29,500	29,500	29,497	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
62	Senior Loan	6/20/2025	28,534	25,550	25,531	+2.75%	+2.79%	7/9/2030	Las Vegas, NV	Multifamily	65%
63	Senior Loan	12/15/2021	28,400	27,592	27,591	+3.30%	+3.40%	12/15/2026	Arlington, TX	Multifamily	79%
64	Senior Loan	1/28/2022	24,489	24,489	24,591	+3.81%	+3.94%	9/9/2026	Mesquite, TX	Multifamily	78%
65	Senior Loan	1/28/2022	22,149	22,149	22,232	+3.81%	+3.94%	9/9/2026	Dallas, TX	Multifamily	85%
66	Senior Loan	8/26/2021	20,955	20,755	20,818	+3.21%	+3.26%	9/9/2026	Seattle, WA	Multifamily	69%
67	Senior Loan	7/20/2021	20,136	19,650	19,670	+3.50%	+3.60%	8/9/2026	Las Vegas, NV	Multifamily	72%
68	Senior Loan	11/18/2024	18,750	18,750	18,282	+3.00%	+4.21%	10/5/2027	Atlanta, GA	Multifamily	63%
69	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.64%	6/9/2027	New York, NY	Multifamily	81%
70	Mezz Loan	2/14/2020	15,000	15,000	14,615	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
71	Senior Loan	11/18/2024	13,444	13,444	13,114	+3.25%	+4.33%	11/9/2026	Kent, WA	Multifamily	87%
72	Senior Loan	3/25/2021	12,500	12,500	12,502	+3.36%	+3.42%	4/9/2026	Lithonia, GA	Multifamily	67%
73	Senior Loan	3/19/2021	12,200	12,200	12,277	+5.00%	+5.15%	4/9/2026	Brooklyn, NY	Multifamily	85%
74	Senior Loan	11/18/2024	11,044	11,044	11,116	+3.00%	+3.45%	6/1/2027	Hollywood, FL	Multifamily	61%
75	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Aurora, CO	Multifamily	86%
Subtotal Multifamily			$4,302,343	$4,254,886	$4,250,284

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Hospitality
76	Senior Loan	4/28/2022	$195,000	$195,000	$195,482	+3.25%	+3.31%	5/9/2027	New York, NY	Hospitality	70%
77	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.46%	+4.46%	11/9/2027	Nashville, TN	Hospitality	52%
78	Senior Loan	2/24/2025	130,000	130,000	129,983	+3.65%	+3.66%	3/9/2028	San Diego, CA	Hospitality	49%
79	Senior Loan	11/26/2024	102,500	102,500	102,505	+3.25%	+3.36%	12/9/2029	Cambridge, MA	Hospitality	70%
80	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.66%	2/9/2030	New York, NY	Hospitality	43%
81	Senior Loan	9/8/2022	87,000	87,000	87,013	+4.25%	+4.32%	9/9/2027	Washington, DC	Hospitality	52%
82	Senior Loan	11/3/2022	73,000	63,000	63,171	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
83	Senior Loan	5/20/2022	62,373	62,373	62,371	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
84	Senior Loan	12/19/2025	49,000	49,000	48,975	+3.10%	+3.12%	1/9/2031	Miami, FL	Hospitality	48%
85	Senior Loan	1/7/2022	38,000	38,000	38,249	+3.75%	+3.93%	3/9/2027	Miami, FL	Hospitality	49%
86	Senior Loan	6/28/2019	25,400	25,400	25,479	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
87	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.36%	1/31/2026	Gaithersburg, MD	Hospitality	80%
88	Senior Loan	6/27/2024	14,986	14,986	14,818	+2.25%	+2.68%	2/6/2027	Mesa, AZ	Hospitality	66%
89	Senior Loan	6/27/2024	12,995	12,995	12,914	+3.25%	+3.56%	6/18/2026	Macon, GA	Hospitality	62%
Subtotal Hospitality			$1,048,954	$1,038,954	$1,039,723

Office
90	Senior Loan	12/17/2025	150,000	150,000	149,975	+2.70%	+2.71%	1/9/2031	New York, NY	Office	57%
91	Senior Loan	3/31/2022	125,470	108,149	108,143	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
92	Senior Loan	12/31/2025	98,470	77,740	77,715	+2.75%	+2.76%	1/9/2031	Coral Gables, FL	Office	64%
93	Senior Loan	11/13/2025	83,000	65,623	65,598	+3.60%	+3.70%	11/9/2030	Miami, FL	Office	46%
94	Senior Loan	12/22/2021	81,500	76,272	76,825	+4.75%	+4.86%	1/9/2027	Dallas, TX	Office	62%
95	Senior Loan	10/30/2025	67,860	58,500	58,476	+2.80%	+2.81%	11/9/2030	Coral Gables, FL	Office	63%
96	Senior Loan	3/12/2021	52,250	35,010	34,994	+5.86%	+5.86%	3/9/2026	San Francisco, CA	Office	65%
97	Senior Loan	11/1/2021	47,913	47,913	47,808	+3.81%	+3.81%	11/9/2026	Fort Lauderdale, FL	Office	67%
98	Senior Loan	1/28/2022	43,650	37,567	37,663	+5.00%	+5.06%	2/9/2027	Milwaukee, WI	Office	59%
99	Senior Loan	2/18/2022	40,240	25,740	25,728	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
100	Senior Loan	11/30/2021	36,810	36,284	36,363	+5.00%	+5.41%	12/9/2026	Memphis, TN	Office	70%
101	Senior Loan	5/4/2021	30,000	26,578	26,703	7.50%	7.61%	3/9/2028	Richardson, TX	Office	65%
102	Senior Loan	12/18/2020	28,440	25,289	25,287	+4.61%	+4.61%	1/9/2026	Rockville, MD	Office	69%
103	Senior Loan	5/28/2021	26,500	26,500	26,477	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
104	Senior Loan	6/27/2024	3,912	3,912	3,632	+1.90%	+3.37%	8/1/2029	Bronx, NY	Office	41%
Subtotal Office			$916,015	$801,077	$801,387

Industrial
105	Senior Loan	12/30/2024	108,875	100,182	100,163	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
106	Senior Loan	1/20/2023	102,733	84,733	84,733	+3.70%	+3.70%	2/9/2028	Various	Industrial	64%
107	Senior Loan	4/2/2025	80,270	56,985	57,016	+2.40%	+2.49%	4/9/2030	Bayonne, NJ	Industrial	44%
108	Senior Loan	8/15/2024	79,790	75,002	74,987	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
109	Senior Loan	12/19/2025	64,700	59,700	59,675	+2.50%	+2.51%	1/9/2031	Sparks, NV	Industrial	52%
110	Senior Loan	12/11/2025	62,800	58,000	57,980	+2.40%	+2.41%	1/9/2031	Detroit, MI	Industrial	67%
111	Senior Loan	2/25/2025	48,500	40,011	40,018	+3.50%	+3.60%	3/9/2030	Sandy Springs, GA	Industrial	65%
112	Senior Loan	9/29/2025	45,000	39,923	39,900	+2.70%	+2.73%	10/9/2030	Valley Cottage, NY	Industrial	60%
113	Senior Loan	10/8/2025	43,571	42,550	42,550	+2.70%	+2.70%	10/9/2030	Gilbert, AZ	Industrial	60%
114	Senior Loan	4/27/2021	37,250	34,430	34,346	+3.26%	+3.57%	5/9/2027	Jamaica, NY	Industrial	61%
115	Senior Loan	12/23/2025	35,800	33,600	33,580	+2.75%	+2.76%	1/9/2031	Atlanta, GA	Industrial	54%
116	Senior Loan	4/27/2022	31,300	29,821	29,782	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
117	Senior Loan	6/10/2025	27,200	23,158	23,150	+2.75%	+2.77%	6/9/2030	Delanco, NJ	Industrial	63%
118	Senior Loan	1/17/2025	22,540	22,540	22,522	+2.50%	+2.53%	2/9/2030	Glen Allen, VA	Industrial	55%
119	Senior Loan	3/28/2024	20,265	20,265	20,439	+3.00%	+3.13%	4/9/2029	Various	Industrial	61%
120	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
121	Senior Loan	2/26/2021	17,706	17,706	17,650	+3.36%	+3.68%	3/9/2027	Elizabeth, NJ	Industrial	57%
122	Senior Loan	2/16/2024	14,700	14,700	14,699	+3.00%	+3.31%	3/9/2029	Cedar Hill, TX	Industrial	57%
123	Mezz Loan	1/20/2023	11,415	9,415	9,415	+5.20%	+5.20%	2/9/2028	Various	Industrial	64%
Subtotal Industrial			$872,517	$780,823	$780,707

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Mixed Use
124	Senior Loan	12/18/2025	$235,000	$210,000	$209,975	+2.85%	+2.85%	1/9/2031	New York, NY	Mixed Use	32%
125	Senior Loan	12/9/2025	113,000	108,400	108,375	+2.55%	+2.56%	12/9/2030	Northridge, CA	Mixed Use	57%
126	Senior Loan	12/4/2023	110,000	110,000	110,172	+2.90%	+3.30%	12/9/2028	Washington, DC	Mixed Use	59%
127	Senior Loan	11/13/2025	69,650	55,182	55,158	+2.70%	+2.71%	11/9/2030	Burlington, MA	Mixed Use	65%
128	Mezz Loan	10/20/2022	30,842	30,670	30,680	+6.50%	+6.50%	2/6/2026	Philadelphia, PA	Mixed Use	68%
129	Senior Loan	2/19/2020	16,600	13,000	12,996	+3.75%	+3.75%	3/9/2026	West Hollywood, CA	Mixed Use	71%
Subtotal Mixed Use			$575,092	$527,252	$527,356

Retail
130	Senior Loan	6/30/2022	106,000	100,000	99,860	+4.15%	+4.15%	7/9/2027	Lynwood, CA	Retail	61%
131	Senior Loan	5/2/2025	81,000	78,212	78,212	+3.00%	+3.00%	5/9/2030	Westminster, CO	Retail	59%
132	Senior Loan	12/19/2024	70,045	58,200	58,186	+3.60%	+3.61%	1/9/2030	Chula Vista, CA	Retail	68%
133	Senior Loan	11/20/2025	58,600	58,600	58,575	+3.25%	+3.26%	12/9/2030	Yonkers, NY	Retail	63%
134	Senior Loan	3/11/2021	30,000	30,000	29,985	+4.61%	+4.67%	3/9/2026	Colleyville, TX	Retail	58%
135	Senior Loan	6/27/2024	3,548	3,548	3,516	+3.00%	+3.15%	1/2/2027	Brooklyn, NY	Retail	49%
136	Senior Loan	6/27/2024	2,918	2,918	2,888	+3.25%	+3.34%	8/1/2027	New York, NY	Retail	13%
137	Senior Loan	6/27/2024	2,744	2,744	2,735	+3.00%	+3.19%	4/1/2026	Corona, NY	Retail	32%
138	Senior Loan	6/27/2024	1,036	1,036	1,023	+3.25%	+3.65%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$355,891	$335,258	$334,980

Various
139	Senior Loan	11/7/2025	91,000	91,000	91,000	+2.70%	+2.70%	11/9/2030	Santa Barbara, CA	Various	61%

Self Storage
140	Senior Loan	1/28/2021	16,100	16,100	16,170	+5.38%	+5.67%	2/9/2026	Philadelphia, PA	Self Storage	79%

Total/Weighted Average			$8,177,912	$7,845,350	$7,841,607	3.31%	3.41%				66%
CECL reserve					(77,270)
Loans receivable, net					$7,764,337
__________________________
(1)    Date loan was originated or acquired by us, and the LTV, as of such date. Dates and LTV are not updated for subsequent loan modifications or upsizes.
(2)    The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rate, which is SOFR. In addition to cash coupon, all-in yield includes accretion of discount (amortization of premium) and accrual of exit fees For loans placed on non-accrual, the interest rate used in calculating weighted-average cash coupon and weighted-average all-in yield is 0%.
(3)    Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net interest income
Interest income	$625,442	$748,815	$745,516
Less: Interest expense	(387,848)	(450,828)	(426,418)
Interest income on mortgage loans held in securitization trusts	148,001	89,331	24,374
Less: Interest expense on mortgage obligations issued by securitization trusts	(130,065)	(78,513)	(21,139)
Net interest income	255,530	308,805	322,333
Other expenses
Management fee	37,381	37,922	34,884
Performance fee	—	16,141	23,356
General and administrative expenses	46,773	46,147	41,183
Real estate operating expenses	33,261	11,149	6,268
Depreciation and amortization	20,387	15,384	7,336
Interest expense on real estate	8,056	9,251	9,105
Less: Expense limitation	(1,589)	(139)	(148)
Add: Expense recoupment to sponsor	338	—	753
Net other expenses	144,607	135,855	122,737
Other income (loss)
Credit loss expense, net	13,157	(20,517)	(65,613)
Real estate operating income	48,192	25,298	20,303
Net change in unrealized gain (loss) on interest rate cap	(2,617)	(3,899)	(2,543)
Net realized gain (loss) on mortgage-backed securities, fair value option	111	359	—
Net realized gain (loss) on extinguishment of debt	—	273	261
Net realized gain (loss) on real estate, net	3,909	357	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(1,157)	762	433
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts	1,094	1,692	299
Net unrealized gain (loss) on real estate, held-for-sale	(2,834)	—	—
Total other income (loss)	59,855	4,325	(46,860)
Net income before taxes	170,778	177,275	152,736
Income tax expense	(869)	(2,261)	(2,533)
Net income	169,909	175,014	150,203
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$169,894	$174,999	$150,188
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates and a lower average loan balance for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during 2025 and the second half of 2024.
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
As of December 31, 2025 and 2024, we had $0 and $139, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the year ended December 31, 2025, we accrued $338 for expense recoupments payable to FS Real Estate Advisor and Rialto. As of December 31, 2025, $77 expense recoupments were paid to FS Real Estate Advisor and Rialto. As of December 31, 2025, $261 in expense recoupments were payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the years ended December 31, 2025 and 2024, our expected credit loss reserve decreased by $13,157 and increased by $20,517, respectively. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which specific discussion is incorporated herein by reference.
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
Our FFO and MFFO are calculated for the years ended December 31, 2025, 2024 and 2023 as follows:

	Year Ended December 31,
	2025	2024	2023
Net income (GAAP)	$169,909	$175,014	$150,203
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	20,387	15,384	7,336
Funds from operations	$190,296	$190,398	$157,539
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	(2,142)	(2,960)	(6,750)
Straight-line rental income	(120)	(2,033)	(3,147)
Net change in unrealized (gain) loss on interest rate cap	2,617	3,899	2,543
Credit loss expense, net	(13,157)	20,517	65,613
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	1,157	(762)	(433)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(1,094)	(1,692)	(299)
Unrealized (gain) loss on real estate, held-for-sale	2,834	—	—
Modified funds from operations	$180,391	$207,367	$215,066

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
The following table provides a breakdown of the major components of our total NAV as of December 31, 2025:

Components of NAV	December 31, 2025
Cash and cash equivalents	$265,361
Restricted cash	87,224
Loans receivable	7,841,607
Mortgage-backed securities held-to-maturity	30,110
Mortgage-backed securities, at fair value	201,618
Interest receivable	72,964
Investments in real estate, held-for-investment	460,266
Investments in real estate, held-for-sale	223,167
Receivable for investment sold and repaid	19,833
Other assets	9,062
Mortgage loans held in securitization trusts, at fair value	2,654,570
Repurchase agreements payable, net	(2,663,928)
Credit facility payable, net	(1,042,958)
Collateralized loan obligations, net	(2,510,160)
Mortgage note payable, net	(124,700)
Accrued servicing fees(1)	(1,974)
Other liabilities	(98,370)
Mortgage obligations issued by securitization trusts, at fair value	(2,408,636)
Net asset value	$3,015,056
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2025:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$14,699	$20,175	$17,114	$1,668,711	$9,182	$95,499	$1,189,676	$3,015,056
Number of outstanding shares	583,372	843,658	695,928	67,157,395	372,610	3,864,662	49,713,386	123,231,011
NAV per share as of December 31, 2025	$25.1960	$23.9138	$24.5916	$24.8478	$24.6437	$24.7109	$23.9307

The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of December 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Office	7.5%	6.4%
Multifamily	7.3%	5.6%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	2.6%	3.0%
(weighted average)	0.25% increase	(2.4)%	(2.7)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2025:

Reconciliation of Stockholders' Equity to NAV	December 31, 2025
Total stockholders' equity under GAAP	$2,816,706
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,816,581
Adjustments:
Accrued stockholder servicing fees(1)	90,972
General CECL reserve(2)	78,194
Unrealized real estate appreciation(3)	(9,834)
Accumulated depreciation and amortization(4)	46,737
Other adjustments(5)	(7,594)
Net asset value	$3,015,056
_______________________
(1)    Stockholder servicing fees only apply to Class T, Class S, Class D and Class M shares. Under GAAP, we accrue future stockholder servicing fees in an amount equal to our best estimate of fees payable to FS Investment Solutions, LLC ("FS Investment Solutions") at the time such shares are sold. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis. As a result, the estimated liability for the future stockholder servicing fees, which are accrued at the time each share is sold, will have no effect on the NAV of any class.
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
Liquidity and Capital Resources
As of December 31, 2025, we had $352,585 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of December 31, 2025, we had $2,737,956 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2025, we had unfunded loan commitments of $332,562. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	December 31,
	2025	2024
Debt-to-equity ratio(1)	2.3x	2.1x
Leverage-to-net assets ratio(2)	2.1x	2.0x
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. Future Standard funded our offering costs in the amount of $29,961 for the period from November 7, 2016 (Inception) to December 31, 2025. Through December 31, 2025, we reimbursed $26,948 to FS Real Estate Advisor for offering expenses previously funded. As of December 31, 2025, $3,013 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities	$190,638	$236,726	$256,752
Cash flows used in investing activities	(331,284)	(291,645)	(566,619)
Cash flows from financing activities	402,691	(110,542)	364,250
Net increase (decrease) in cash and cash equivalents and restricted cash	$262,045	$(165,461)	$54,383

Cash flows from operating activities decreased $46,088 during the year ended December 31, 2025 compared to the corresponding period in 2024 due to an overall decrease of net interest income and a corresponding increase to other expenses. Cash flows from operating activities decreased $20,026 during the year ended December 31, 2024 compared to the corresponding period in 2023 due to increased cash flow from our loan receivable portfolio.
Cash flows used in investing activities decreased $39,639 during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to the net increase of $1,063,728 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $768,298. Cash flows used in investing activities increased $274,974 during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to the net increase of $165,899 in origination and fundings of loans receivables offset by a net increase in principal collections from loans receivable, held-for-investment of $482,297.
Cash flows from financing activities increased $513,233 during the year ended December 31, 2025 compared to the corresponding period in 2024 and decreased $474,792 during the year ended December 31, 2024 compared to the corresponding period in 2023.
During the year ended December 31, 2025, cash flows from financing activities were primarily driven by proceeds of $445,868 from the issuance of common stock and proceeds from borrowings under our financing arrangements of $4,385,054, partially offset by (i) repurchases of common stock of $492,727, (ii) repayments of $3,781,394 on borrowings under our financing arrangements and (iii) payment of $109,089 in stockholder distributions.
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
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
December 31, 2025	$2,894,173	$3,735,493	$3,735,493
September 30, 2025	$2,595,015	$2,465,384	$2,621,542
June 30, 2025	$2,655,737	$2,642,231	$2,685,156
March 31, 2025	$2,186,617	$2,553,029	$2,553,029
December 31, 2024	$1,649,194	$1,713,307	$1,714,728
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
Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we record the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the differences between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where we determine foreclosure is not probable, a practical expedient to estimate expected losses is applied using the difference between the collateral’s fair value (less estimated costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
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
For the year ended December 31, 2025, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 4.33%.
See Note 7 to our consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Real Estate Advisor, compensation of FS Investment Solutions, capital contributions by Future Standard and Rialto, our Expense Limitation Agreement with Future Standard and our purchase of a mortgage loan from an affiliate of Rialto.
FS Investment Solutions also serves or served as the placement agent for our private offerings pursuant to placement agreements. FS Investment Solutions does not receive any compensation pursuant to these agreements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2021-FL2, 2021-FL3, 2024-FL9, and 2025-FL10 the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the NTX-1 Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, the MM-1 Facility, the WF-2 Facility, the CB-1 Facility, the Finance Blue Facility, the JP-1 Facility, the CO-1 Facility, and the Citi Facility borrowings are at a floating rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for the transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2025:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(36,299)	$(28,268)	$(8,031)	(3.7)%
Down 25 basis points(1)	$(19,072)	$(14,197)	$(4,875)	(2.2)%
No change	—	—	—	—
Up 25 basis points	$19,684	$14,197	$5,487	2.5%
Up 50 basis points	$39,793	$28,393	$11,400	5.2%
___________________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FS Credit Real Estate Income Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Credit Real Estate Income Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Current Expected Credit Losses (CECL)
Description of the Matter
As described in Notes 2 and 3 of the consolidated financial statements, the Company establishes a reserve for loans receivable that reflects its estimate of current expected credit losses (CECL) over the expected life of the loans included in its consolidated balance sheets. The Company reassesses the reserve for CECL at each balance sheet date and recognizes changes in earnings. The reserve on the Company's loans receivable includes a general and specific CECL reserve of $77.3 million and $0, respectively, as of December 31, 2025.
In estimating the general CECL reserve, management uses a third-party probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. For determining a specific CECL reserve for collateral dependent loans, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan. The Company estimates the fair value of the collateral using a discounted cash flow model which requires significant judgments.
Auditing the Company’s CECL reserves was especially challenging due to the complexity of the models and the significant estimation uncertainty of certain inputs and assumptions used in the models, including likelihood of default, loss-given-default and stabilized fair value of collateral.

How We Addressed the Matter in Our Audit	To test the CECL reserves, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model and significant assumptions, and testing the completeness and accuracy of the inputs. With the assistance of our credit risk modeling valuation specialists, we evaluated the appropriateness of the likelihood of default and loss-given-default by comparing to independently obtained peer data. With the assistance of our real estate valuation specialists, for a sample of collateral dependent loans, we evaluated the reasonableness of current and stabilized fair values of the underlying collateral utilized in the model to develop the estimated reserve as well as the significant assumptions used to estimate the current and stabilized fair values, specifically the capitalization rates, by comparing to independently obtained market data.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Philadelphia, PA
March 13, 2026

FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$265,361	$61,486
Restricted cash	87,224	29,054
Loans receivable, held-for-investment, net of credit loss allowances of $77,270 and $93,664, respectively	7,764,337	7,402,810
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $59 and $137, respectively	30,051	78,131
Mortgage-backed securities, at fair value, credit loss allowances of $23,895 and $19,918, respectively	201,618	335,720
Reimbursement due from sponsor	—	139
Investments in real estate, held-for-investment	423,363	383,669
Investment in real estate, held-for-sale	223,167	58,278
Receivable for investments sold and repaid	19,833	146,459
Interest receivable	72,964	58,110
Other assets	16,656	15,002
Mortgage loans held in securitization trusts, at fair value	2,654,570	1,633,589
Total assets(1)	$11,759,144	$10,202,447
Liabilities
Collateralized loan obligations, net	$2,510,160	$3,696,034
Repurchase agreements payable, net	2,663,928	1,079,758
Credit facilities payable, net	1,042,958	837,894
Mortgage note payable, net	124,700	124,368
Due to related party	92,921	100,772
Interest payable	25,185	15,799
Payable for shares repurchased	38,573	42,504
Other liabilities	35,377	53,649
Mortgage obligations issued by securitization trusts, at fair value	2,408,636	1,484,019
Total liabilities(1)	8,942,438	7,434,797
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 583,372 and 729,680 issued and outstanding, respectively	6	7
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 695,928 and 825,192 issued and outstanding, respectively	7	8
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 67,157,395 and 64,784,166 issued and outstanding, respectively	672	648
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 372,610 and 442,779 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,864,662 and 4,638,955 issued and outstanding, respectively	39	46
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 49,713,386 and 48,222,436 issued and outstanding, respectively	497	482
Additional paid-in capital	2,977,770	2,883,909
Accumulated other comprehensive income (loss)	(1,401)	(3,164)
Retained earnings (accumulated deficit)	(160,896)	(114,298)
Total stockholders' equity	2,816,706	2,767,650
Total liabilities and stockholders' equity	$11,759,144	$10,202,447
_______________________________
(1)     The December 31, 2025 and 2024 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of December 31, 2025 and 2024, assets of the VIEs totaled $5,709,015 and $6,512,889, respectively, and liabilities of the VIEs totaled $4,924,443 and $5,191,205, respectively. See Note 10 to our consolidated financial statements included herein for further details.
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2025	2024	2023
Net interest income
Interest income	$625,442	$748,815	$745,516
Less: Interest expense	(387,848)	(450,828)	(426,418)
Interest income on mortgage loans held in securitization trusts	148,001	89,331	24,374
Less: Interest expense on mortgage obligations issued by securitization trusts	(130,065)	(78,513)	(21,139)
Net interest income	255,530	308,805	322,333
Other expenses
Management fee	37,381	37,922	34,884
Performance fee	—	16,141	23,356
General and administrative expenses	46,773	46,147	41,183
Real estate operating expenses	33,261	11,149	6,268
Depreciation and amortization	20,387	15,384	7,336
Interest expense on real estate	8,056	9,251	9,105
Less: Expense limitation	(1,589)	(139)	(148)
Add: Expense recoupment to sponsor	338	—	753
Net other expenses	144,607	135,855	122,737
Other income (loss)
Credit loss expense, net	13,157	(20,517)	(65,613)
Real estate operating income	48,192	25,298	20,303
Net change in unrealized gain (loss) on interest rate cap	(2,617)	(3,899)	(2,543)
Net realized gain (loss) on mortgage-backed securities, fair value option	111	359	—
Net realized gain (loss) on extinguishment of debt	—	273	261
Net realized gain (loss) on real estate, net	3,909	357	—
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(1,157)	762	433
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts	1,094	1,692	299
Net unrealized gain (loss) on real estate, held-for-sale	(2,834)	—	—
Total other income (loss)	59,855	4,325	(46,860)
Net income before income taxes	170,778	177,275	152,736
Income tax expense	(869)	(2,261)	(2,533)
Net income	169,909	175,014	150,203
Preferred stock dividends	(15)	(15)	(15)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$169,894	$174,999	$150,188
Per share information—basic and diluted
Net income per share of common stock - basic	$1.39	$1.42	$1.32
Net income per share of common stock - diluted	$1.36	$1.40	$1.32

Weighted average common stock outstanding - basic	122,088,334	123,465,514	113,761,636
Weighted average common stock outstanding - diluted	124,648,777	125,031,581	113,761,636
See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2025	2024	2023
Net income	$169,909	$175,014	$150,203
Other comprehensive income (loss)
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	1,763	3,822	4,920
Total other comprehensive income (loss)	1,763	3,822	4,920
Comprehensive income	$171,672	$178,836	$155,123

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)
_______________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	$9	$9	$16	$549	$7	$46	$340	$2,314,639	$(11,906)	$13,448	$2,317,157
Common stock issued	—	—	—	151	—	7	177	803,519	—	—	803,854
Distributions declared	—	—	—	—	—	—	—	—	—	(194,173)	(194,173)
Proceeds from distribution reinvestment plan	—	—	—	20	—	1	16	94,506	—	—	94,543
Repurchases of common stock	(2)	—	(3)	(74)	(1)	(5)	(58)	(345,568)	—	—	(345,711)
Stockholder servicing fees	—	—	—	—	—	—	—	(19,463)	—	—	(19,463)
Offering costs	—	—	—	—	—	—	—	(6,046)	—	—	(6,046)
Restricted stock units issued	—	—	—	—	—	—	—	28,214	—	—	28,214
Net income	—	—	—	—	—	—	—	—	—	150,203	150,203
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	4,920	—	4,920
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	(41,521)	(41,521)
Balance as of December 31, 2023	7	9	13	646	6	49	475	2,869,801	(6,986)	(72,058)	2,791,962
Common stock issued	—	—	—	80	—	—	98	429,367	—	—	429,545
Distributions declared	—	—	—	—	—	—	—	—	—	(217,239)	(217,239)
Proceeds from distribution reinvestment plan	—	—	—	22	—	1	20	107,414	—	—	107,457
Repurchases of common stock	—	(1)	(5)	(100)	(2)	(4)	(111)	(548,215)	—	—	(548,438)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,741)	—	—	(1,741)
Offering costs	—	—	—	—	—	—	—	(3,238)	—	—	(3,238)
Restricted stock units issued	—	—	—	—	—	—	—	30,521	—	—	30,521
Net income	—	—	—	—	—	—	—	—	—	175,014	175,014
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,822	—	3,822
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity (continued)
(in thousands)
________________________________________________________________________________________________________________________________________________

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	93	—	—	93	445,682	—	—	445,868
Distributions declared	—	—	—	—	—	—	—	—	—	(216,492)	(216,492)
Proceeds from distribution reinvestment plan	—	—	—	24	—	1	20	107,163	—	—	107,208
Repurchases of common stock	(1)	—	(1)	(93)	—	(8)	(98)	(488,595)	—	—	(488,796)
Stockholder servicing fees	—	—	—	—	—	—	—	(6,571)	—	—	(6,571)
Offering costs	—	—	—	—	—	—	—	(3,345)	—	—	(3,345)
Performance contingent rights issued	—	—	—	—	—	—	—	9,561	—	—	9,561
Restricted stock units issued	—	—	—	—	—	—	—	29,966	—	—	29,966
Net income	—	—	—	—	—	—	—	—	—	169,909	169,909
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,763	—	1,763
Balance as of December 31, 2025	$6	$8	$7	$672	$4	$39	$497	$2,977,770	$(1,401)	$(160,896)	$2,816,706

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$169,909	$175,014	$150,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights	9,561	—	—
Restricted stock units	29,966	30,521	28,214
Amortization of deferred fees on loans and debt securities	(25,241)	(17,577)	(14,541)
Amortization of deferred financing costs and discount	27,307	26,658	21,347
Net unrealized (gain) loss on valuation of interest rate cap	2,617	3,899	2,543
Net realized (gain) loss on sale of mortgage-backed securities, fair value option	(111)	(359)	—
Real estate depreciation and amortization	20,387	15,384	7,336
Credit loss expense, net	(13,157)	20,517	65,613
Net realized gain (loss) on real estate, net	(3,909)	—	—
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	(1,094)	(1,692)	(299)
Net change in unrealized (gain) loss on mortgage-backed securities, fair value option	1,157	(762)	(433)
Net unrealized (gain) loss on real estate, held-for-sale	2,834	—	—
Changes in assets and liabilities
Reimbursement (due from) due to sponsor	139	(139)	605
Interest receivable	(14,854)	(15,818)	(10,052)
Other assets	(5,632)	(5,753)	(6,333)
Due to related party	(25)	(1)	1
Interest payable	9,386	(14,794)	11,214
Other liabilities	(18,602)	21,628	1,334
Net cash provided by (used in) operating activities	190,638	236,726	256,752
Cash flows from investing activities
Origination and fundings of loans receivable	(2,400,194)	(1,336,466)	(1,170,567)
Principal collections from loans receivable, held-for-investment	1,979,829	1,211,531	729,234
Exit and extension fees received on loans receivable, held-for-investment	10,510	6,563	998
Purchases of mortgage-backed securities, at fair value	(67,125)	(134,298)	(90,177)
Principal repayments of mortgage-backed securities, at fair value	197,778	37,827	2,900
Principal repayments of mortgage-backed securities, held-to-maturity	50,300	—	—
Purchase of mortgage loans held in securitization trusts, at fair value	(101,064)	(148,045)	(38,879)
Principal repayments of mortgage loans held in securitization trusts at fair value	8,180	72,822	—
Capital improvements to real estate	(9,498)	(1,579)	(128)
Net cash provided by (used in) investing activities	(331,284)	(291,645)	(566,619)
Cash flows from financing activities
Issuance of common stock	445,868	429,545	803,854
Repurchases of common stock	(492,727)	(533,331)	(378,802)
Stockholder distributions paid	(109,089)	(109,881)	(97,679)
Stockholder servicing fees paid	(14,404)	(14,346)	(13,656)
Offering costs paid	(3,345)	(3,238)	(6,046)
Borrowings under repurchase agreements	2,678,483	1,327,940	152,576
Repayments under repurchase agreements	(1,089,435)	(504,489)	(653,593)
Borrowings under credit facilities	818,560	609,946	877,084
Repayments under credit facilities	(604,784)	(679,946)	(268,066)
Proceeds from issuance of collateralized loan obligations	888,011	746,894	—

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
____________________________________________________________________________________________________________

	Year Ended December 31,
	2025	2024	2023
Repayment of collateralized loan obligations	$(2,087,175)	$(1,361,432)	$(47,564)
Payment of deferred financing costs	(27,272)	(18,204)	(3,858)
Net cash provided by (used in) financing activities	402,691	(110,542)	364,250
Total increase (decrease) in cash, cash equivalents and restricted cash	262,045	(165,461)	54,383
Cash, cash equivalents and restricted cash at beginning of year	90,540	256,001	201,618
Cash, cash equivalents and restricted cash at end of year	$352,585	$90,540	$256,001
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$359,211	$448,215	$402,962
Accrued stockholder servicing fee	$(7,833)	$(12,605)	$5,807
Distributions payable	$8,864	$8,669	$8,768
Reinvestment of stockholder distributions	$107,208	$107,457	$94,543
Payable for shares repurchased	$38,573	$42,504	$27,397
Loan principal payments held by servicer	$19,833	$146,459	$8,180
Consolidation of securitization trusts	$892,279	$996,800	$581,700
Deconsolidation of securitization trusts	$—	$(352,131)	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-investment	$(47,136)	$(215,528)	$—
Transfer of loans receivable held for investments to investments in real estate, held-for-sale	$(165,331)	$(57,037)	$—
Modifications accounted for as repayments and new loans	$—	$66,869	$—

See notes to consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc. (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as Future Standard ("Future Standard"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,750,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the "SEC"), consisting of up to $2,400,000 in shares in its primary offering and up to $350,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
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
The Company’s primary investment objectives are to: provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield; preserve and protect invested capital; realize appreciation in net asset value ("NAV") from proactive investment management and asset management; and provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate debt.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of December 31, 2025. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$265,361	$61,486
Restricted cash	87,224	29,054
Total cash, cash equivalents and restricted cash	$352,585	$90,540
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
Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value less estimated costs to sell.
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to, hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the year ended December 31, 2025. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
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
Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due to it pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the Company assigns the loan a risk rating of 5 and records the impairment as a specific CECL reserve. For determining a specific CECL reserve, financial instruments are assessed outside of the CECL model on an individual basis. For collateral dependent loans that the Company determines foreclosure of the collateral is probable, the Company assigns the loan a risk rating of 5 and measures the expected losses based on the differences between the fair value of the collateral (less estimated costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For these loans, the allowance for expected credit losses may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. For collateral dependent loans where the Company determines foreclosure is not probable, a practical expedient to estimate expected losses may be applied using the difference between the collateral’s fair value (less estimated costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto. Actual losses, if any, could ultimately differ from these estimates.
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
Real Estate, Held-for-Sale: The Company evaluates its real estate assets, to determine whether such assets should be classified as held-for-sale. Real estate assets are classified as held for sale when they meet the criteria under ASC Topic 360, which includes, among other things, that the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Once a real estate asset is classified as held for sale, depreciation and amortization are suspended and the asset is carried at the lower of the asset’s carrying amount or its fair value less estimated costs to sell.
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
Certain of the Company's assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. The Company generally values its assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, the Company measures impairment by comparing FS Real Estate Advisor's estimation of fair value of the underlying collateral (less estimated costs to sell the asset if repayment is expected through the sale of the collateral) to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by FS Real Estate Advisor and Rialto.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue interest on loans if it is not probable that payments of such interest will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest receivable deemed uncollectible will be immediately written off by reversing the related interest income. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. Refer to Note 3 and Note 4 of this document for our disclosure of any investments placed on non-accrual. As of December 31, 2025 and 2024, the amortized cost of loans on non-accrual status was $219,481 and $317,988, respectively.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to December 31, 2025, the Company incurred offering costs of $29,961, which were paid on its behalf by Future Standard (see Note 7).
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
The Company's qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of the Company's assets and the sources of its income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2025 and 2024, the Company was in compliance with all REIT requirements.
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 2. Summary of Significant Accounting Policies (continued)
The Company consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2025, 2024, and 2023, the Company recorded a current income tax of $869, $2,261 and $2,533, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. As of December 31, 2025, tax years 2019 through 2025 remain subject to examination by taxing authorities.
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company did not incur any interest or penalties and none were accrued at December 31, 2025 or 2024.
Stockholder Servicing Fees: The Company follows the guidance in ASC 405, Liabilities, when accounting for stockholder servicing fees. The Company will pay stockholder servicing fees over time on its shares of Class T, Class S, Class D and Class M common stock as described in Note 7. The Company records stockholder servicing fees as a reduction to additional paid-in capital and records the related liability in an amount equal to its best estimate of the fees payable in relation to the shares of Class T, Class S, Class D and Class M common stock on the date such shares are issued. The liability will be reduced over time, as the fees are paid to the dealer manager, or adjusted if the fees are no longer payable.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Number of loans	140	145
Principal balance	$7,845,350	$7,507,083
Net book value	$7,764,337	$7,402,810
Unfunded loan commitments(1)	$332,562	$254,768
Weighted-average cash coupon(2)	+3.31%	+3.50%
Weighted-average all-in yield(2)(3)	+3.41%	+3.68%
Weighted-average maximum maturity (years)(4)	2.5	2.4
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
(3)    As of December 31, 2025 and 2024, the one-month SOFR rate was 3.69% and 4.50%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however; loans may be repaid prior to such date.
For the years ended December 31, 2025 and 2024, the activity in the Company's loan portfolio was as follows:

	For the Year Ended December 31,
	2025	2024
Loans receivable at beginning of period	$7,496,474	$7,782,219
Loan fundings(1)	2,400,194	1,403,335
Loan repayments(1)	(1,853,203)	(1,419,698)
Amortization of deferred fees on loans	21,119	12,968
Credit loss charge off(2)	—	(3,222)
Exit and extension fees received on loans receivable	(10,510)	(6,563)
Transfer to investments in real estate, net(3)	(212,467)	(272,565)
Total loans receivable	7,841,607	7,496,474
CECL reserve	(77,270)	(93,664)
Loans receivable, net	$7,764,337	$7,402,810
__________________________
(1)    Loan repayments for the year ended December 31, 2024 were inclusive of $66,869 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on September 19, 2024, a new collateral secured loan with a new unrelated borrower was entered into from a previously owned risk rated 4 senior loan with a principal balance of $74,299. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $7,430 in principal balance.
(2)    During the year ended December 31, 2024, the Company resolved a senior loan related to an office property in Fox Hills, CA that had outstanding principal balance of $17,672. The Company recognized a charge-off of $3,222 on the discounted payoff of the loan.
(3)    Refer to Note 5 "Real Estate" for further discussion.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of December 31, 2025 and 2024:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

	December 31, 2025		December 31, 2024
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,250,284	54%	$4,158,483	55%
Hospitality	1,039,723	13%	1,052,578	14%
Office	801,387	10%	522,686	7%
Industrial	780,707	10%	878,656	12%
Mixed Use	527,356	7%	190,180	3%
Retail	334,980	4%	574,321	8%
Various	91,000	1%	103,391	1%
Self Storage	16,170	1%	16,179	0%
Total loans receivable	7,841,607	100%	7,496,474	100%
CECL reserve	(77,270)		(93,664)
Loans receivable, net	$7,764,337		$7,402,810

	December 31, 2025		December 31, 2024
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,576,258	46%	$3,399,087	45%
Northeast	1,797,634	23%	1,576,005	21%
West	1,443,603	18%	1,509,283	20%
Various	589,909	8%	675,558	9%
Midwest	434,203	5%	336,541	5%
Total loans receivable	7,841,607	100%	7,496,474	100%
CECL reserve	(77,270)		(93,664)
Loans receivable, net	$7,764,337		$7,402,810
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

	December 31, 2025			December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	127	7,229,226	92%	132	6,831,933	92%
4	9	491,893	6%	12	559,541	7%
5	4	120,488	2%	1	105,000	1%
Total loans receivable	140	7,841,607	100%	145	7,496,474	100%
CECL reserve		(77,270)			(93,664)
Loans receivable, net		$7,764,337			$7,402,810
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of December 31, 2025 and December 31, 2024, respectively, by year of origination and risk rating:

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2025

	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	2,361,114	687,623	401,167	2,322,908	1,359,935	96,479	7,229,226
4	—	—	—	374,409	117,484	—	491,893
5	—	—	—	62,931	34,994	22,563	120,488
Total loans receivable	$2,361,114	$687,623	$401,167	$2,760,248	$1,512,413	$119,042	$7,841,607
CECL reserve							(77,270)
Loans receivable, net							$7,764,337

Risk Rating	Net Book Value of Loans Receivable by Year of Origination December 31, 2024

	2024	2023	2022	2021	2020	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,152,443	619,077	3,082,618	1,859,065	57,383	61,347	6,831,933
4	—	—	321,160	200,877	14,942	22,562	559,541
5	—	—	105,000	—	—	—	105,000
Total loans receivable	$1,152,443	$619,077	$3,508,778	$2,059,942	$72,325	$83,909	$7,496,474
CECL reserve							(93,664)
Loans receivable, net							$7,402,810
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

The following table provides details on the changes in CECL reserve for funded loans by investment pool for the years ended December 31, 2025 and 2024, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2023	$74,074	$5,777	$79,851
Increase (Decrease) in general CECL reserve	12,292	4,489	16,781
Increase (Decrease) in specific CECL reserve	1,376	—	1,376
Charge-offs in specific CECL reserve(1)	(4,344)	—	(4,344)
CECL reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (Decrease) in general CECL reserve	(12,370)	(4,024)	(16,394)
Increase (Decrease) in specific CECL reserve	—	—	—
CECL reserve as of December 31, 2025	$71,028	$6,242	$77,270
__________________________
(1)    The charge-off related to two previously impaired loans that were resolved during the year ended December 31, 2024. The first resolution was the result of a foreclosure acquisition related to an office asset in Seattle, WA, which previously had a specific reserve balance as of December 31, 2023, and is now included on our consolidated balance sheets in investments in real estate, held-for-investment. Refer to Note 5 "Real Estate" for further discussion. The other resolution was the result of the sale of a senior loan collateralized by an office property in Fox Hills, CA that had an outstanding principal of $17,672.
As of December 31, 2025 and 2024, the Company had no specific CECL reserves recorded in loans receivable, held-for-investment on the consolidated balance sheets.
The following table summarizes our risk rated 5 loans as of December 31, 2025, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$34,994	—	Cash basis - September 2024
Senior Loan	7/18/2018	Washington, DC	Hospitality	$22,500	—	Cash basis - January 2025
Senior Loan	5/12/2022	Aurora, CO	Multifamily	$57,146	—	N/A
Mezz Loan	5/12/2022	Aurora, CO	Multifamily	$5,785	—	Cash basis - May 2025
The risk rated 5 loans were determined to be collateral dependent as of December 31, 2025. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 5.50% and 9.25%, and a discount rate between 7.50% and 10.50%.
The following table presents an aging analysis for the Company's portfolio of loans held for investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
December 31, 2025(1)	$7,344,683	$—	$54,440	$437,091	$7,836,214
December 31, 2024(2)	$7,050,039	$46,828	$—	$393,669	$7,490,536
_______________________
(1)    As of December 31, 2025, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $308,392.
(2)    As of December 31, 2024, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $75,681.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
______________________________________________________________________________________________________________
Note 3. Loans Receivable (continued)

As of December 31, 2025, the Company had unfunded commitments of $332,562. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the years ended December 31, 2025 and 2024, recorded in other liabilities on the Company's consolidated balance sheets:

	Unfunded Commitments CECL Reserve
	Senior Loans	Mezzanine Loans	Total

CECL Reserve as of December 31, 2023	$1,540	$28	$1,568
Increase (Decrease) in CECL reserve	(101)	60	(41)
CECL reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(576)	(86)	(662)
CECL reserve as of December 31, 2025	$863	$2	$865
During the years ended December 31, 2025 and 2024, the Company recorded decreases of $662 and $41, respectively, in expected credit loss reserve against its unfunded loan commitments, bringing the total CECL reserve of its unfunded loan commitments to $865 and $1,527 as of December 31, 2025 and 2024, respectively, recorded in other liabilities on the consolidated balance sheets.
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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of December 31, 2025 and 2024, respectively.

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
December 31, 2025
CMBS, available-for-sale	$63,957	$59,677	$(23,895)	$96	$(1,496)	$34,382	9.26%(1)	12.5
CMBS, fair value option	$170,298	$167,197	$—	$707	$(668)	$167,236	6.10%(1)	5.7
December 31, 2024
CMBS, available-for-sale	$156,755	$152,450	$(19,918)	$769	$(3,932)	$129,369	9.39%(2)	13.3
CMBS, fair value option	$207,653	$205,154	$—	$1,433	$(238)	$206,350	6.85%(2)	3.8
_______________________
(1)    Calculated using the one-month SOFR rate of 3.69% as of December 31, 2025.
(2)    Calculated using the one-month SOFR rate of 4.50% as of December 31, 2024.
As of December 31, 2025 and 2024, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $24,953 and $25,485, respectively. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 4. Mortgage Backed Securities (continued)

	For the Year Ended December 31,
	2025	2024
Allowance for credit losses at beginning of period	$(19,918)	$(17,582)
Additions on securities for which credit losses were not previously recorded	—	—
(Increase) decrease on securities with previously recorded credit losses	(3,977)	(2,336)
Allowance for credit losses at end of period	$(23,895)	$(19,918)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of December 31, 2025 and 2024, respectively.

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
December 31, 2025
CMBS, available-for-sale	$—	$19,348	$—	$(1,496)
December 31, 2024
CMBS, available-for-sale	$—	$61,467	$—	$(3,932)
As of December 31, 2025 and 2024, there were three securities and seven securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
The table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of December 31, 2025 and 2024, respectively.

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2025
CMBS, held-to-maturity	$30,110	$(59)	$30,051	$—	$(147)	$29,904
December 31, 2024
CMBS, held-to-maturity	$78,268	$(137)	$78,131	$—	$(1,024)	$77,107
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the years ended December 31, 2025 and 2024, respectively:

CECL Reserve as of December 31, 2023	$71
Increase (Decrease) in CECL reserve	66
CECL reserve as of December 31, 2024	$137
Increase (Decrease) in CECL reserve	(78)
CECL reserve as of December 31, 2025	$59

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 4. Mortgage Backed Securities (continued)
The table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of December 31, 2025:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CMBS, held-to-maturity	$30,110	$—	$30,110	$—	$—
Note 5. Real Estate
Investment in real estate, held-for-investment, consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Building and building improvements	$323,519	$278,269
Land and land improvements	91,318	80,911
Furniture, fixtures and equipment	7,312	4,736
In-place lease intangibles	47,952	46,104
Total	470,101	410,020
Accumulated depreciation and amortization	(46,738)	(26,351)
Investments in real estate, held-for-investment	$423,363	$383,669
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2026	$5,704
2027	5,098
2028	3,879
2029	3,803
2030	3,010
Thereafter	1,519
Total	$23,013
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2026	$31,645
2027	17,121
2028	16,864
2029	16,386
2030	16,728
Thereafter	6,930
Total	$105,674

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate (continued)
During the year ended December 31, 2025, the Company received the following foreclosed properties in settlement of loans held-for-investment:

Acquisition Date	Property Type	Location	Purchase Price/Fair Value on the Date of Foreclosure
January 2025(1)	Multifamily	New Rochelle, NY	$105,955
October 2025(2)	Multifamily	Decatur, GA	51,800
October 2025(3)	Multifamily	Doraville, GA	42,680
December 2025(4)	Multifamily	Philadelphia, PA	19,088
Total real estate acquisitions			$219,523
__________________________
(1)    In January 2025, the Company acquired a multifamily property located in New Rochelle, NY via a deed in lieu of foreclosure. The property previously collateralized a senior loan receivable held-for-investment. The asset was recorded on our consolidated balance sheets at the disclosed value above as the fair value of the real estate asset less estimated costs to sell. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.
(2)    In October 2025, the Company acquired a multifamily property located in Decatur, GA via foreclosure. The property previously collateralized a senior loan receivable held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above. Upon acquisition, the Company classified the real estate as held for investment and will depreciate and amortize the carrying value of the property.
(3)    In October 2025, the Company acquired a multifamily property located in Doraville, GA via foreclosure. The property previously collateralized senior loan receivables held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above as the fair value of the real estate asset less estimated costs to sell. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.
(4)    In December 2025, the Company acquired a multifamily property located in Philadelphia, PA via foreclosure. The property previously collateralized senior loan receivables held for investment. The asset was recorded on our consolidated balance sheets at the disclosed value above as the fair value of the real estate asset less estimated costs to sell. Upon acquisition, the Company classified the real estate as held for sale and will not depreciate or amortize the carrying value of the property.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate (continued)
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of December 31, 2025, included four multifamily properties located in Antioch, TN, New Rochelle, NY, Doraville, GA, and Philadelphia, PA with an aggregate carrying value of $223,167. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less estimated costs to sell.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of December 31, 2025 and 2024.

	As of December 31, 2025
Arrangement	Weighted Average Spread(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.88%(3)	$363,244	$—	May 5, 2038	$483,729	$486,756
2021-FL3 Notes	+1.81%(3)	524,403	—	November 4, 2036	732,398	727,133
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	804,383	804,328
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	965,475	965,065
		2,524,778	—		2,985,985	2,983,282
Repurchase Agreements
WF-1 Facility	+1.63%(4)	122,554	377,446	November 26, 2026	153,974	153,290
GS-1 Facility	+1.90%(5)	344,597	255,403	April 25, 2028	436,343	440,812
BB-1 Facility	+1.62%(4)	52,475	647,525	February 21, 2028	67,260	66,930
MS-1 Facility	+1.55%(4)	282,306	67,694	December 9, 2030	352,787	352,882
RBC Facility	+0.91%(6)	83,123	—	N/A	120,404	120,463
NTX-1 Facility	+1.30%(4)	46,480	153,520	December 29, 2029	58,075	58,100
BMO-1 Facility	+1.57%(3)	55,612	—	April 16, 2027	69,488	69,515
Lucid Facility	+0.83%	93,261	—	N/A	121,898	123,145
WF-2 Facility	+2.50%(4)	106,603	106,825	October 21, 2026	149,481	148,570
Finance Blue Facility	+1.60%(4)	32,413	22,918	February 17, 2028	42,516	42,932
CB-1 Facility	+1.93%(4)	661,355	97,026	September 9, 2028	900,789	891,874
JP-1 Facility	+1.95%(4)	572,217	40,095	October 15, 2030	719,474	716,410
CO-1 Facility	+1.34%(4)	218,720	131,280	November 19, 2026	273,326	273,400
Citi Facility		—	—	N/A	—	—
		2,671,716	1,899,732		3,465,815	3,458,323
Revolving Credit Facilities
MM-1 Facility	+2.05%(7)	968,776	531,224	September 17, 2034	1,254,839	1,252,040
Barclays Facility	+2.35%(8)	95,000	305,000	April 24, 2027	—	—
		1,063,776	836,224		1,254,839	1,252,040

Mortgage Loan	+2.15%(7)	124,700	2,000	July 9, 2026	149,083	185,000
Total		$6,384,970	$2,737,956		$7,855,722	$7,878,645
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
(6)     Borrowings under the RBC Facility consists of one or more floating and fixed rate transactions. Fixed rate transactions are reflected as a spread over the relevant floating benchmark rate.
(7)    Term SOFR is subject to a 0.00% floor.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	As of December 31, 2024
Arrangement	Weighted Average Interest Rate(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2019-FL1 Notes	+2.12%(3)	$75,257	$—	December 18, 2036	$170,635	$167,117
2021-FL2 Notes	+1.71%(3)	530,971	—	May 5, 2038	615,579	613,601
2021-FL3 Notes	+1.70%(3)	692,948	—	November 4, 2036	897,852	886,073
2022-FL4 Notes	+2.33%(3)	611,666	—	January 31, 2039	823,286	813,333
2022-FL5 Notes	+2.83%(3)	490,597	—	June 17, 2037	620,552	611,895
2022-FL7 Notes	+3.21%(3)	573,385	—	October 17, 2039	757,095	750,863
2024-FL9 Notes	+2.03%(3)	746,894	—	October 21, 2039	821,587	819,772
		3,721,718	—		4,706,586	4,662,654
Repurchase Agreements
WF-1 Facility	(4)	—	500,000	September 26, 2026	—	—
GS-1 Facility	+2.08%(5)	295,512	154,488	January 26, 2025	372,211	382,072
BB-1 Facility	+1.94%(4)	88,875	611,125	February 21, 2025	117,372	117,476
MS-1 Facility	+2.65%(4)	32,889	117,111	October 13, 2025	45,998	45,828
RBC Facility	+1.03%(6)	117,038	—	N/A	149,102	150,107
NTX-1 Facility	+1.56%(4)	143,260	106,740	November 10, 2025	178,900	178,942
BMO-1 Facility	+2.00%(4)	53,200	112,000	February 28, 2025	66,493	66,485
Lucid Facility	+0.89%	63,457	—	N/A	85,027	85,408
WF-2 Facility	+2.50%(4)	233,107	204,011	October 21, 2026	303,884	302,197
Finance Blue Facility	+1.60%(4)	55,331	—	February 17, 2028	69,119	69,107
		1,082,669	1,805,475		1,388,106	1,397,622
Revolving Credit Facilities
MM-1 Facility	+2.30%(7)	850,000	150,000	September 20, 2031	1,106,058	1,097,415
Barclays Facility	(8)	—	425,000	April 24, 2027	—	—
		850,000	575,000		1,106,058	1,097,415

Mortgage Loan	+2.15%(7)	124,700	2,000	July 9, 2025	152,036	186,630
Total		$5,779,087	$2,382,475		$7,352,786	$7,344,321
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
(6)     Borrowings under the RBC Facility consists of one or more floating and fixed rate transactions. Fixed rate transactions are reflected as a spread over the relevant floating benchmark rate.
(7)    Term SOFR is subject to a 0.00% floor.
(8)    Borrowings under the Barclays Facility bear interest, at the Company's election, at either a base rate plus a spread of 1.25% per annum or one-, three- or six-month Term SOFR plus a spread of 2.25% per annum and a credit spread adjustment of 0.10% per annum.
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2025 were $5,827,732 and 6.24%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $5,726,761 and 7.44%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2025 and 2024.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of December 31, 2025 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2026	$382,147	$624,261	$—	$124,700	$1,131,108
2027	728,910	55,612	95,000	—	879,522
2028	362,473	1,090,840	—	—	1,453,313
2029	252,205	46,480	—	—	298,685
2030	728,508	854,523	—	—	1,583,031
Thereafter	70,535	—	968,776	—	1,039,311
Total	$2,524,778	$2,671,716	$1,063,776	$124,700	$6,384,970
_______________________
(1)     The allocation of repayments under the Company's collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2021-FL2, 2021-FL3, 2024-FL9, and 2025-FL10, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO.

	As of December 31, 2025
Collateral Assets	Total Count	Principal Balance
2021-FL2(1)	15	$386,740
2021-FL3	18	732,448
2024-FL9	18	804,472
2025-FL10	23	965,766
Total	74	$2,889,426
_______________________
(1)     As of December 31, 2025 2021-FL2 held full ownership of three investments in real estate for a total carrying value of $97,014.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	December 31,
	2025	2024
Face value	$2,524,778	$3,721,718
Unamortized deferred financing costs	(11,498)	(19,339)
Unamortized discount	(3,120)	(6,345)
Net book value	$2,510,160	$3,696,034
Repurchase Agreements
The Company has entered into, and maintains in effect fourteen repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 Facility and WF-2 Facility”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility" and "Finance Blue Facility”), Citibank N.A. (the "CB-1 Facility"), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), Lucid Prime Fund ( the "Lucid Facility"), JP Morgan Chase Bank, N.A. (the JP-1 Facility”), Capital One, N.A. (the “CO-1 Facility”), and CitiGroup Global Markets (the "Citi Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans and, (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	December 31,
	2025	2024
Face value	$2,671,716	$1,082,669
Unamortized deferred financing costs	(7,788)	(2,911)
Net book value	$2,663,928	$1,079,758
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 6. Financing Arrangements (continued)

	December 31,
	2025	2024
Face value	$1,063,776	$850,000
Unamortized deferred financing costs	(20,818)	(12,106)
Net book value	$1,042,958	$837,894
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

	December 31,
	2025	2024
Face value	$124,700	$124,700
Unamortized deferred financing costs	—	(332)
Net book value	$124,700	$124,368
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
Class I Restricted Stock Unit Agreement
On December 1, 2022, the Company, FS Real Estate Advisor and Rialto entered into the Class I Restricted Stock Unit Agreement (the “Class I RSU Agreement”). Pursuant to the Class I RSU Agreement, and in accordance with the Advisory Agreement, the administrative services fee will be payable quarterly in arrears on the last day of each quarter in the cash equivalent number of Class I RSUs based on the then-current Class I share transaction price as of the last day of such quarter. On the last day of each quarter, the Company will issue to FS Real Estate Advisor and Rialto the cash equivalent number of Class I RSUs to which each is entitled. Class I RSUs will vest ratably on the first calendar day of the month following the one, two and three-year anniversary of the applicable grant date, provided that (i) 100% of FS Real Estate Advisor's Class I RSUs will immediately vest upon the nonrenewal or termination of the Advisory Agreement pursuant to Section 12(b)(ii), Section 12(b)(iii) or Section 12(b)(iv) thereof; (ii) 100% of the Sub-Adviser’s Class I RSUs will immediately vest upon the nonrenewal or termination of the sub-advisory agreement between FS Real Estate Advisor and Rialto (the “Sub-Advisory Agreement”) pursuant to Section 9(b)(i), Section 9(b)(iii), Section 9(b)(iv), Section 9(b)(v) or Section 9(b)(vi) thereof; (iii) 100% of FS Real Estate Advisor's unvested Class I RSUs will be automatically forfeited upon termination of the Advisory Agreement pursuant to Section 12(b)(i) thereof; and (iv) 100% of the Sub-Adviser’s unvested Class I RSUs will be automatically forfeited upon termination of the Sub-Advisory Agreement pursuant to Section 9(b)(ii) thereof. If FS Real Estate Advisor and Rialto resigns as the Company’s adviser or sub-adviser, respectively, then any rights related to the Class I RSUs evidenced thereby as of the date of such resignation will remain outstanding and Class I shares issuable in respect thereof will be issued upon the applicable vesting date. If the Company declares a cash distribution on the Class I shares underlying unvested Class I RSUs, then the Company will credit the account of FS Real Estate Advisor and Rialto with the applicable distribution equivalents, which will be subject to the same vesting and forfeiture restrictions as the Class I RSUs. FS Real Estate Advisor and Rialto, and their respective affiliates and employees, may not request repurchase by the Company of any Class I shares issued under the Class I RSU Agreement for a period of six months from the date of issuance. Thereafter, upon ten days’ written notice to the Company the Company must repurchase any Class I shares requested to be repurchased by FS Real Estate Advisor and Rialto at the most recently published transaction price per Class I share; provided that no repurchase will be permitted that would jeopardize the Company’s qualification as a REIT or violate Maryland law.
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the years ended December 31, 2025, 2024 and 2023, $21,883, $12,109, and $8,518, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company. During the years ended December 31, 2025, 2024, and 2023, $8,750, $3,000 and $0, respectively, in capital markets fees were paid to affiliates of the Company.
Offering Costs

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 7. Related Party Transactions (continued)
Future Standard funded the Company’s offering costs in the amount of $29,961 for the period from November 7, 2016 (Inception) to December 31, 2025. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company’s behalf, up to a cap of 0.75% of gross proceeds raised. During the year ended December 31, 2025, the Company paid $3,345 to FS Real Estate Advisor for offering costs previously funded. As of December 31, 2025, $3,013 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the years ended December 31, 2025, 2024 and 2023:

			Year Ended December 31,
Related Party	Source Agreement	Description	2025	2024	2023
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$37,381	$37,922	$34,884
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	16,141	23,356
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	29,966	30,521	28,214
FS Real Estate Advisor	Advisory Agreement	Capital Markets Fees	8,750	3,000	—
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	104	446	439
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	21,883	12,109	8,518
Total			$98,084	$100,139	$95,411
_______________________
(1)    During the years ended December 31, 2025, 2024 and 2023, FS Real Estate Advisor received $33,249, $37,895 and $33,041, respectively, in cash and $9,561, $0 and $0, respectively, in performance contingent rights as payment for base management fees. As of December 31, 2025, $3,964 in base management fees were payable to FS Real Estate Advisor.
(2)    During the years ended December 31, 2025, 2024 and 2023, $59, $21,696 and $22,514, respectively, in performance fees were paid to FS Real Estate Advisor. As of December 31, 2025, $0 in performance fees were payable to FS Real Estate Advisor.
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
(4)    During the years ended December 31, 2025, 2024 and 2023, $104, $334, and $327 in valuation fees were paid by the Company to Rialto.
Dealer Manager
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is an affiliate of FS Real Estate Advisor. Under the amended and restated dealer manager agreement dated as of August 17, 2018, (the "Dealer Management Agreement"), FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5% of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price (subject to reductions for certain categories of purchasers). FS Investment Solutions is entitled to receive upfront selling commissions of up to 3.5% of the transaction price per Class S share sold in the primary offering (subject to reductions for certain categories of purchasers). FS Investment Solutions anticipates that all of the selling commissions and dealer manager fees will be re-allowed to participating broker-dealers, unless a particular broker-dealer declines to accept some portion of the dealer manager fee they are otherwise eligible to receive.

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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of December 31, 2025 and 2024, the Company accrued $92,921 and $100,772, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement and the expiration date for future possible reimbursements by the Company:

For the Year Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
December 31, 2025	$—	$—	$—	$—	December 31, 2028
September 30, 2025	—	—	—	—	September 30, 2028
June 30, 2025	1,247	1,247	—	—	June 30, 2028
March 31, 2025	342	143	199	—	March 31, 2028
December 31, 2024	139	—	139	—	N/A
	$1,728	$1,390	$338	$—
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
As of December 31, 2025, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $14,584 and $121, respectively.
RIAL 2022-FL8 Transaction
In the second quarter of 2023 and 2022, the Company purchased $15,000 and $36,000, respectively, of mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities were accounted for as available-for-sale. During the year December 31, 2025 all positions previously held by the Company had fully paid down.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 8. Stockholder's Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the years ended December 31, 2025, 2024 and 2023:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	857,710	906,648	1,600,878	54,908,336	742,999	4,645,072	34,011,164	97,672,807
Issuance of common stock	—	—	102,378	15,214,848	149,847	916,066	16,702,698	33,085,837
Reinvestment of distributions	29,512	—	42,843	2,016,127	16,302	111,822	1,607,976	3,824,582
Repurchases of common stock	(142,779)	—	(137,092)	(7,413,403)	(50,722)	(469,359)	(5,767,365)	(13,980,720)
Transfers in or out	(10,259)	—	(296,640)	(141,089)	(212,325)	(263,933)	949,162	24,916
Balance as of December 31, 2023	734,184	906,648	1,312,367	64,584,819	646,101	4,939,668	47,503,635	120,627,422
Issuance of common stock	—	—	140,907	8,307,879	81,932	690,187	8,523,987	17,744,892
Reinvestment of distributions	29,008	—	24,347	2,207,101	13,751	115,253	1,966,973	4,356,433
Repurchases of common stock	(33,512)	(62,990)	(63,219)	(9,982,197)	(29,585)	(399,674)	(11,730,482)	(22,301,659)
Transfers in or out	—	—	(589,210)	(333,436)	(269,420)	(706,479)	1,958,323	59,778
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	33,194	9,811,843	78,086	278,406	8,059,815	18,261,344
Reinvestment of distributions	19,459	—	20,355	2,276,813	10,550	92,647	1,936,294	4,356,118
Repurchases of common stock	(165,767)	—	(15,665)	(9,358,620)	(31,742)	(598,100)	(9,741,072)	(19,910,966)
Transfers in or out	—	—	(167,148)	(356,807)	(127,063)	(547,246)	1,235,913	37,649
Balance as of December 31, 2025	583,372	843,658	695,928	67,157,395	372,610	3,864,662	49,713,386	123,231,011

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2022	$21,008	$22,371	$38,473	$1,274,345	$18,417	$108,522	$832,242	$2,315,378
Issuance of common stock	—	—	2,549	381,727	3,730	22,855	392,993	803,854
Reinvestment of distributions	740	—	1,064	50,551	406	2,789	38,993	94,543
Repurchases of common stock	(3,578)	—	(3,404)	(185,900)	(1,261)	(11,701)	(139,867)	(345,711)
Transfers in or out	(257)	—	(7,369)	(3,539)	(5,281)	(6,584)	23,030	—
Accrued stockholder servicing fees(1)	—	—	(75)	(18,897)	(22)	(469)	—	(19,463)
Balance as of December 31, 2023	17,913	22,371	31,238	1,498,287	15,989	115,412	1,147,391	2,848,601
Issuance of common stock	—	—	3,500	208,294	2,040	17,210	198,501	429,545
Reinvestment of distributions	734	—	605	55,336	342	2,874	47,566	107,457
Repurchases of common stock	(849)	(1,522)	(1,570)	(250,214)	(736)	(9,969)	(283,578)	(548,438)
Transfers in or out	—	—	(12,795)	(8,410)	(6,446)	(17,532)	45,183	—
Accrued stockholder servicing fees(1)	—	—	(130)	(2,058)	(24)	471	—	(1,741)
Balance as of December 31, 2024	17,798	20,849	20,848	1,501,235	11,165	108,466	1,155,063	2,835,424
Issuance of common stock	—	—	822	245,099	1,939	7,196	190,812	445,868
Reinvestment of distributions	492	—	503	57,079	261	2,301	46,572	107,208
Repurchases of common stock	(4,191)	—	(579)	(233,614)	(1,156)	(14,874)	(234,382)	(488,796)
Transfers in or out	—	—	(3,939)	(9,158)	(2,785)	(13,623)	29,505	—
Accrued stockholder servicing fees(1)	—	—	(32)	(7,636)	(22)	1,119	—	(6,571)
Balance as of December 31, 2025	$14,099	$20,849	$17,623	$1,553,005	$9,402	$90,585	$1,187,570	$2,893,133
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
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
Share Repurchase Plan
The Company has adopted the Share Repurchase Plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the Share Repurchase Plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the Share Repurchase Plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the total NAV of all classes of shares then participating in the Share Repurchase Plan. The Company's board of directors may modify, suspend or terminate the Share Repurchase Plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the years ended December 31, 2025, 2024 and 2023, the Company repurchased 19,910,966, 22,301,659 and 13,980,720, respectively, of shares of common stock under its Share Repurchase Plan representing a total of $488,796, $548,438 and $345,711, respectively. In March 2025, the Company received repurchase requests equal to 3.41%, of its aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2025 equaled 6.24% of the Company's aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2025 and its 5% quarterly repurchase limitation for the first quarter of 2025 such that 100% of share repurchase requests timely received in March 2025 and the first quarter of 2025 were satisfied. The Company had no unfulfilled repurchase requests during the years ended December 31, 2025 or 2024, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the year ended December 31, 2025:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 30, 2025	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
March 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
April 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
May 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
June 27, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
July 30, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
August 28, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
September 29, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
October 30, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
November 26, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
December 30, 2025	0.1799	0.1799	0.1362	0.1362	0.1477	0.1477	0.1539
Total	$2.1588	$2.1588	$1.6344	$1.6344	$1.7724	$1.7724	$1.8468
The following table reflects the amount of cash distributions that the Company paid on its common stock during the years ended December 31, 2025, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)

	Year Ended December 31,
	2025	2024	2023
Distributions:
Paid or payable in cash	$109,284	$109,782	$99,630
Reinvested in shares	107,208	107,457	94,543
Total distributions	$216,492	$217,239	$194,173
Source of distributions:
Cash flows from operating activities(1)	$216,492	$217,239	$194,173
Offering proceeds	—	—	—
Total sources of distributions	$216,492	$217,239	$194,173
Net cash provided by (used in) operating activities(2)	$190,638	$236,726	$256,752
_______________________
(1)    As of December 31, 2025, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
(2)    Cash flows from operating activities are supported by expense support payments from FS Real Estate Advisor and Rialto pursuant to the Company's expense limitation agreement. See Note 7 for additional information regarding the Company's expense limitation agreement.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for January 2026 through February 2026 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

	Distribution Amount per Share
Month	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 2026	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 2026	$0.1736	$0.1739	$0.1300	$0.1300	$0.1415	$0.1415	$0.1479
The distributions for each class of outstanding common stock have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by the Company's board of directors. These distributions have been or will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.
For federal income tax purposes, distributions to stockholders are characterized as either ordinary income, capital gain or non-taxable return of capital. Distributions that exceed the Company's current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. In general, distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.
The following table shows the character of distributions on a tax basis the Company paid on a percentage basis during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Ordinary income(1)	67%	100%	100%
Non-taxable return of capital	33%	—	—
Capital gain	—	—	—
Total	100%	100%	100%
_______________________
(1)    During the years ended December 31, 2025, 2024 and 2023, ordinary dividends were 98%, 98% and 99%, respectively, of total distributions, and qualifying dividends were 2%, 2% and 1%, respectively, of total distributions.

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 8. Stockholder's Equity (continued)
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	December 31,
	2025	2024	2023
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$169,894	$174,999	$150,188

Denominator:
Weighted average common stock outstanding - basic	122,088,334	123,465,514	113,761,636
Weighted average common stock outstanding - diluted(1)	124,648,777	125,031,581	113,761,636

Net income per share of common stock - basic	$1.39	$1.42	$1.32
Net income per share of common stock - diluted	$1.36	$1.40	$1.32
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,312,302, 2,197,086 and 1,248,779 of restricted stock units awarded as of December 31, 2025, 2024 and 2023, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.
Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$201,618	$—	$201,618	$—	$335,720	$—	$335,720	$—
Mortgage loans held in securitization trusts, at fair value	2,654,570	—	—	2,654,570	1,633,589	—	—	1,633,589
Interest rate cap	950	—	950	—	1,427	—	1,427	—
Total	$2,857,138	$—	$202,568	$2,654,570	$1,970,736	$—	$337,147	$1,633,589

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$2,408,636	—	$2,408,636	—	$1,484,019	—	$1,484,019	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2025 and 2024:

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
	2025	2024
Fair value at beginning of period	$1,633,589	$950,972
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	27,595	27,617
Purchases	101,107	53,200
Sales and repayments	—	(42,869)
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	892,279	996,800
Deconsolidation of securitization trusts	—	(352,131)
Fair value at end of period	$2,654,570	$1,633,589
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$27,595	$19,322
Included in other comprehensive income	$—	$—
_______________________
(1)    For the year ended December 31, 2025, unrealized gain of $27,595 related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $25,938 related to mortgage obligations issued by securitization trusts, at fair value.
As of December 31, 2025, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2025, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.14% to 12.48% (weighted average blended yield of 9.67%) and a life of 0.5 to 4.5 (weighted average life of 2.69). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	December 31, 2025			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$352,585	$352,585	$352,585	$90,540	$90,540	$90,540
Loans receivable, held-for-investment(1)	$7,764,337	$7,845,350	$7,805,554	$7,402,810	$7,507,083	$7,421,414
Mortgage-backed securities held-to-maturity	$30,051	$30,000	$29,904	$78,131	$80,300	$77,107
Financial Liabilities
Repurchase agreements(2)	$2,663,928	$2,671,717	$2,671,717	$1,079,758	$1,082,669	$1,082,669
Credit facilities(2)	$1,042,958	$1,063,776	$1,063,776	$837,894	$850,000	$850,000
Collateralized loan obligations(2)(3)	$2,510,160	$2,521,659	$2,521,659	$3,696,034	$3,715,375	$3,715,375
Mortgage note payable(2)	$124,700	$124,700	$124,700	$124,368	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2 herein, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of December 31, 2025, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $118,046 and $120,950, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $2,654,570 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $118,046 at December 31, 2025) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.
Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Assets:
Restricted cash	$110,054	$—
Loans receivable, held-for-investment	2,888,971	4,672,521
Interest receivable	35,832	38,650
Other assets(1)	19,588	168,129
Mortgage loans held in securitization trusts, at fair value	2,654,570	1,633,589
Total assets	$5,709,015	$6,512,889

Liabilities
Collateralized loan obligations, net	$2,510,160	$3,696,034
Interest payable	5,446	9,644
Other liabilities	201	1,508
Mortgage obligations issued by securitization trusts, at fair value	2,408,636	1,484,019
Total liabilities	$4,924,443	$5,191,205
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore, does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $256,925 as of December 31, 2025.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statement
(in thousands, except share and per share amounts)
___________________________________________________________________________________________________________
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of December 31, 2025.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2025	July 9, 2026	$950
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Year Ended December 31,
			2025	2024
Interest Rate Cap	Unrealized Loss	(1)	$(2,617)	$(3,899)
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
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to December 31, 2025 through the issuance of the consolidated financial statements.
On February 10, 2026, the Company, through its subsidiary, FS Rialto Sub-REIT LLC ("Sub-REIT"), and a wholly owned subsidiary of Sub-REIT, FS Rialto 2026-FL11 Issuer, LLC ("FL-11 Issuer"), completed the issuance of a collateralized loan obligation. In connection with this transaction, FL11 Issuer issued multiple classes of secured and unsecured notes pursuant to an indenture dated February 10, 2026.

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2025
(in thousands)
____________________________________________________________________________________________________________

Loan Type	Description	Location	Interest Payment Rates	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest(3)
Senior loans
Senior loans in excess of 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+3.30%	2027	I/O	$—	$358,849	$360,142	$—
						—	358,849	360,142	—
Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily	Various	+1.25% - 5.50%	2026 - 2031	I/O	—	3,859,412	3,853,812	373,843
Senior loans	Hospitality	Various	+2.25% - 5.36%	2026 - 2031	I/O	—	1,038,954	1,039,723	22,500
Senior loans	Office	Various	+1.90% - 7.50%	2026 - 2031	I/O	—	801,077	801,387	35,010
Senior loans	Industrial	Various	+2.40% - 4.30%	2027 - 2031	I/O	—	753,306	753,190	—
Senior loans	Mixed Use	Various	+2.55% - 3.75%	2026 - 2031	I/O	—	496,582	496,676	—
Senior loans	Retail	Various	+3.00% - 4.61%	2026 - 2030	I/O	—	335,258	334,980	—
Senior loans	Various	Santa Barbara, CA	+2.70%	2030	I/O	—	91,000	91,000	—
Senior loans	Self Storage	Philadelphia, PA	+5.38%	2026	I/O	—	16,100	16,170	—
						—	7,391,689	7,386,938	431,353
Total senior loans						—	7,750,538	7,747,080	431,353

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loan	Multifamily	Various	+5.90% - 10.50%	2026 - 2027	I/O	—	36,625	36,330	5,785
Mezzanine loan	Mixed Used	Philadelphia, PA	+6.50%	2026	I/O	—	30,670	30,680	—
Mezzanine loan	Industrial	Various	+5.20% Fixed 10.00%	2028 - 2030	I/O	—	27,517	27,517	—
Total mezzanine loans						—	94,812	94,527	5,785
Loans receivable						$—	$7,845,350	7,841,607	$437,138
CECL reserve								(77,270)
Loans receivable, net								$7,764,337
______________________________
(1)    Maximum maturity assumes all extension options are exercised by the borrower.
(2)    I/O = interest only.
(3)    Represents principal balance of loans which are 90 days or more past due as to principal or interest.
The following table reconciles mortgage loans on real estate for the years ended December 31, 2025, 2024 and 2023:

FS Credit Real Estate Income Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2025
(in thousands)
____________________________________________________________________________________________________________

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$7,496,474	$7,782,219	$7,350,315
Additions during period:
Loan fundings(1)	2,400,194	1,403,335	1,170,567
Amortization of deferred fees and expenses on loans	21,119	12,968	6,889
Deductions during period:
Collections of principal(1)	(1,853,203)	(1,419,698)	(736,492)
Exit and extension fees received on loans receivable	(10,510)	(6,563)	(998)
Credit loss charge off(2)	—	(3,222)	(8,062)
Transfer to investments in real estate, net(3)	(212,467)	(272,565)	—
Loans receivable	7,841,607	7,496,474	7,782,219
CECL reserve	(77,270)	(93,664)	(79,851)
Loans receivable, net	$7,764,337	$7,402,810	$7,702,368
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
(3)    Refer to Note 5 "Real Estate" for further discussion.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.
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
As of December 31, 2025, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the three-month period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11.     Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2019).

3.4	Third Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 28, 2022).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 13, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A of the Registrant’s Prospectus, as field by the Registrant with the SEC on December 16, 2025).

4.2
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as field by the Registrant with the SEC on October 1, 2025).

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

10.11
Fifth Amended and Restated Advisory Agreement, dated November 13, 2025, by and between FS Credit Real Estate Income Trust, Inc. and FS Real Estate Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 13, 2025).

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

10.21
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

10.23
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

10.25
Amendment No. 2 to Guarantee Agreement dated as of August 29, 2018 between FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.26
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

10.28
Amendment No. 7 to Master Repurchase and Securities Contract dated as of July 30, 2021 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 16, 2021).

10.29
Amendment No. 8 to Master Repurchase and Securities Contract dated as of February 11, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.30
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

10.32
Ninth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement dated as of January 26, 2022 between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 3, 2022).

10.33
Master Repurchase Agreement dated as of February 22, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 25, 2021).

10.34
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

10.36
Second Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement dated as of August 5, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 11, 2021).

10.37
Third Amendment to Master Repurchase Agreement dated as of October 7, 2021 between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.44 to Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 30, 2022).

10.38
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

10.42
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

10.44
Indenture dated as of November 4, 2021 among FS Rialto 2021-FL3 Issuer, Ltd., FS Rialto 2021-FL3 Co-Issuer, LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 10, 2021).

10.45
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

10.47
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

10.51
Amended & Restated Performance-Contingent Class I Share Right Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 14, 2022).

10.52
Amended and Restated Loan and Servicing Agreement, dated as of April 27, 2022, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2022).

10.53
Amendment No. 9 to Master Repurchase and Securities Contract dated as of May 12, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 16, 2022).

10.54
Sixth Amendment to Master Repurchase Agreement dated as of June 7, 2022, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.55
Second Amendment to Guaranty dated as of June 7, 2022, between FS Credit Real Estate Income Trust, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 9, 2022).

10.56
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

10.57
Amendment No. 10 to Master Repurchase and Securities Contract dated as of September 30, 2022 among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 5, 2022).

10.58
Master Repurchase and Securities Contract Agreement dated as of October 13, 2022 between FS CREIT Finance MS-1 LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.59
Guaranty dated as of October 13, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 18, 2022).

10.60
Master Repurchase Agreement and Securities Contract Agreement dated as of November 10, 2022 between FS CREIT Finance NTX-1 LLC, and Natixis, New York Branch (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.61
Guaranty dated as of November 10, 2022 made by FS Credit Real Estate Income Trust, Inc. in favor of Natixis, New York Branch (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 16, 2022).

10.62	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 17, 2018).

10.63
Class I Restricted Stock Unit Agreement, dated December 1, 2022, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 7, 2022).

10.64	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on February 12, 2021).

10.65
Amendment No. 1 to the Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on October 19, 2022).

10.66
Master Repurchase Agreement dated as of January 11, 2023 between FS CREIT Investments LLC, and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.67
Guaranty dated as of January 11, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the SEC on March 31, 2023).

10.68
Master Repurchase Agreement dated as of March 3, 2023 between FS CREIT Finance BMO-1 LLC, and Bank of Montreal (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.69
Limited Guaranty dated as of March 3, 2023 made by FS Credit Real Estate Income Trust, Inc. in favor of Bank of Montreal (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 9, 2023).

10.70
Twelfth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Sixth Amendment to Guarantee Agreement, dated as of March 17, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on March 22, 2023).

10.71
First Amendment to the Amended and Restated Loan and Servicing Agreement, dated as of January 5, 2023, between FS CREIT Finance MM-1 LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.72
Eleventh Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 26, 2023, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 15, 2023).

10.73
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

10.74
Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2023, between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2023).

10.75
Maturity Date and Funding Period Extension Confirmation Letter and Amendment No. 11 to Master Repurchase and Securities Contract, dated as of August 24, 2023, between FS CREIT Finance WF-1 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on August 30, 2023).

10.76
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

10.77
Amendment No. 1 to Guaranty, dated as of December 14, 2023, by and between Bank of Montreal and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.78
First Amendment to Guaranty, dated as of December 14, 2023, by and between FS Credit Real Estate Income Trust, Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 20, 2023).

10.79
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

10.83
Amendment No. 2 to Master Repurchase Amendment, dated as of February 16, 2024, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 23, 2024).

10.84
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

10.85
Amended and Restated Credit Agreement, dated as of April 24, 2024, among FS Credit Real Estate Income Trust, Inc., Barclays Bank PLC, City National Bank, the lenders party thereto, M&T Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 29, 2024).

10.86
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

10.87
Master Repurchase Agreement dated as of October 18, 2024 between FS CREIT Finance WF-2 LLC, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.88
Indenture dated as of October 21, 2024, by and among FS Rialto 2024-FL9 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.89
Limited Guaranty dated as of October 18, 2024 made by FS Credit Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 24, 2024).

10.90
First Amendment to Master Repurchase Agreement and Securities Contract, dated as of November 8, 2024, among FS CREIT Finance NTX-1 LLC, FS Credit Real Estate Income Trust, Inc., and Natixis, New York Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 14, 2024).

10.91
Amendment No. 13 to Master Repurchase and Securities Contract, among FS CREIT Finance WF-1 LLC, FS Credit Real Estate Income Trust, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 27, 2024).

10.92
Second Amendment to Master Repurchase Agreement, dated as of January 8, 2025, between FS CREIT Finance NTX-1 LLC and Natixis (incorporated by reference to Exhibit 10.94 of the Registrant's Current Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2025.)

10.93
Thirteenth Amendment to Uncommitted Master Repurchase and Securities Contract Agreement, dated as of January 28, 2025, between FS CREIT Finance GS-1 LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on January 30, 2025).

10.94
Master Repurchase Agreement dated as of February 14, 2025 between FS CREIT Finance CB-1 LLC, and Citibank, N.A.(incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025).

10.95
Guaranty dated as of February 14, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of Citibank, N.A. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 19, 2025).

10.96
Indenture dated as of February 19, 2025, by and among FS Rialto 2025-FL10 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 21, 2025).

10.97
Eighth Amendment to Master Repurchase Agreement, dated as of February 21, 2025, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 27, 2025).

10.98
Third Amendment to Master Repurchase Agreement, dated as of February 28, 2025, between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 10.100 of the Registrant's Current Report on Form 10-K, as filed by the Registrant with the SEC on March 21, 2025.)

10.99
Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

10.100
Amendment No. 1 to the Class I Restricted Stock Unit Award Agreement, dated March 11, 2025, by and among FS Credit Real Estate Income Trust, Inc., FS Real Estate Advisor, LLC and Rialto Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on March 17, 2025).

10.101
First Amendment to Master Repurchase and Securities Contract, dated as of March 26, 2025, between FS CREIT Finance WF-2 LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on April 2, 2025).

10.102
Ninth Amendment to Master Repurchase Agreement, dated as of April 2, 2025, by and between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 4, 2025).

10.103
Amendment No. 4 to Master Repurchase Agreement, dated as of April 17, 2025, by and among Bank of Montreal, FS CREIT Finance BMO-1 LLC and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 23, 2025).

10.104
Amended and Restated Uncommitted Master Repurchase and Securities Contract Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS CREIT Finance GS-1 LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 30, 2025).

10.105
Amended and Restated Guarantee Agreement, dated as of April 25, 2025, by and between Goldman Sachs Bank USA and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 30, 2025).

10.106
First Amendment to Master Repurchase Agreement dated as of October 8, 2025 by and between FS CREIT Finance MS-1 LLC and Morgan Stanley N.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 15, 2025).

10.107
Master Repurchase Agreement dated as of October 15, 2025 between FS CREIT Finance JP-1 LLC, and JP Morgan Chase Bank, National Association. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 17, 2025).

10.108
Guaranty dated as of October 15, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of JP Morgan Chase Bank, National Association. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on October 17, 2025).

10.109
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

10.110
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

10.111
Amendment No. 2 to Master Repurchase and Securities Agreement dated as of November 11, 2025, by and between FS CREIT Finance MS-1 LLC and Morgan Stanley N.A. (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 10-Q, as filed by the Registrant with the SEC on November 13, 2025).

10.112
Master Repurchase and Securities Contract Agreement dated as of November 19, 2025 between FS CREIT Finance CO-1 LLC, and Capital One, National Association (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 24, 2025).

10.113
Guaranty Agreement dated as of November 19, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of Capital One, National Association (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on November 24, 2025).

10.114
Amended and Restated Master Repurchase and Securities Contract Agreement dated as of December 9, 2025 between FS CREIT Finance MS-1 LLC, Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank N.A., and certain other financial institutions party thereto (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 15, 2025).

10.115
Guaranty Agreement dated as of December 9, 2025 made by FS Credit Real Estate Income Trust, Inc. in favor of Morgan Stanley Mortgage Capital Holdings LLC on behalf of Buyers (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on December 15, 2025).

10.116
Third Amendment to Master Repurchase Agreement and Securities Contract, dated December 29, 2025, by and among FS CREIT Finance NTX-1 LLC, FS Credit Real Estate Income Trust, Inc., and Natixis, New York Branch (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on January 5, 2026).

10.117
Indenture dated as of February 10, 2026, by and among FS Rialto 2026-FL11 Issuer, LLC, Wilmington Trust, National Association, Computershare Trust Company, National Association and FS Credit Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on February 12, 2026).

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

Date:	March 13, 2026	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2026	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date:	March 13, 2026	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer and Treasurer

Date:	March 13, 2026	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date:	March 13, 2026	/s/ RYAN BOYER
Ryan Boyer Director

Date:	March 13, 2026	/s/ JAMES W. BROWN
James W. Brown Director

Date:	March 13, 2026	/s/ KAREN D. BUCHHOLZ
Karen D. Buchholz Director

Date:	March 13, 2026	/s/ TERENCE J. CONNORS
Terence J. Connors Director

Date:	March 13, 2026	/s/ JOHN A. FRY
John A. Fry Director

Date:	March 13, 2026	/s/ JEFFREY KRASNOFF
Jeffrey Krasnoff Director

Date:	March 13, 2026	/s/ DAVID SCHIFF
David Schiff Director

Date:	March 13, 2026	/s/ WILLIAM HANKOWSKY
William Hankowsky Director