Form 10-Q
period 2026-03-31
FS Credit Real Estate Income Trust, Inc.
filed 2026-05-13
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
As of May 8, 2026, there were 580,119 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 679,368 outstanding shares of Class T common stock, 67,069,077 outstanding shares of Class S common stock, 359,804 outstanding shares of Class D common stock, 3,485,859 outstanding shares of Class M common stock and 49,507,258 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$154,581	$265,361
Restricted cash	38,138	87,224
Loans receivable, held-for-investment, net of credit loss allowances of $57,626 and $77,270	8,027,088	7,764,337
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $0 and $59	—	30,051
Mortgage-backed securities, at fair value, credit loss allowances of $23,840 and $23,895	239,922	201,618
Investments in real estate, held-for-investment	518,396	423,363
Investments in real estate, held-for-sale	117,701	223,167
Receivable for investments sold and repaid	103,657	19,833
Interest receivable	86,511	72,964
Other assets	15,546	16,656
Mortgage loans held in securitization trusts, at fair value	2,352,276	2,654,570
Total assets(1)	$11,653,816	$11,759,144
Liabilities
Collateralized loan obligations, net	$3,353,605	$2,510,160
Repurchase agreements payable, net	2,217,718	2,663,928
Credit facilities payable, net	828,511	1,042,958
Mortgage note payable, net	124,700	124,700
Due to related party	88,886	92,921
Interest payable	19,380	25,185
Payable for shares repurchased	63,280	38,573
Other liabilities	34,186	35,377
Mortgage obligations issued by securitization trusts, at fair value	2,126,105	2,408,636
Total liabilities(1)	8,856,371	8,942,438
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 587,312 and 583,372 issued and outstanding, respectively	6	6
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 683,368 and 695,928 issued and outstanding, respectively	7	7
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 66,497,344 and 67,157,395 issued and outstanding, respectively	665	672
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 357,074 and 372,610 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,732,419 and 3,864,662 issued and outstanding, respectively	37	39
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 49,312,053 and 49,713,386 issued and outstanding, respectively	493	497
Additional paid-in capital	2,964,800	2,977,770
Accumulated other comprehensive income (loss)	(1,938)	(1,401)
Retained earnings (accumulated deficit)	(166,637)	(160,896)
Total stockholders' equity	2,797,445	2,816,706
Total liabilities and stockholders' equity	$11,653,816	$11,759,144
_______________________________
(1)    The March 31, 2026 and December 31, 2025 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of March 31, 2026 and December 31, 2025, assets of the VIEs totaled $6,394,685 and $5,709,015, respectively, and liabilities of the VIEs totaled $5,486,928 and $4,924,443, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$149,294	$162,526
Less: Interest expense	(91,584)	(104,814)
Interest income on mortgage loans held in securitization trusts	36,335	29,119
Less: Interest expense on mortgage obligations issued by securitization trusts	(31,626)	(25,819)
Net interest income	62,419	61,012
Other expenses
Management fee	9,356	9,264
General and administrative expenses	11,282	11,790
Real estate operating expenses	11,600	7,637
Depreciation and amortization	11,645	6,478
Interest expense on real estate	1,771	2,017
Less: Expense limitation	—	(342)
Add: Expense recoupment to sponsor	76	—
Net other expenses	45,730	36,844
Other income (loss)
Credit loss expense, net	20,019	10,701
Real estate operating income	13,852	9,528
Net change in unrealized gain (loss) on interest rate cap	(354)	(582)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	302	158
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(2,570)	(853)
Net unrealized gain (loss) on real estate, held-for-sale	488	—
Total other income (loss)	31,737	18,952
Net income before income taxes	48,426	43,120
Income tax expense	(289)	(480)
Net income	48,137	42,640
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$48,133	$42,636
Per share information—basic and diluted
Net income per share of common stock - basic	$0.39	$0.35
Net income per share of common stock - diluted	$0.38	$0.34

Weighted average common stock outstanding - basic	124,312,338	122,516,709
Weighted average common stock outstanding - diluted	127,760,385	125,461,059

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$48,137	$42,640
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(537)	975
Total other comprehensive income	(537)	975
Comprehensive income	$47,600	$43,615

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended March 31, 2026
Balance as of December 31, 2025	$6	$8	$7	$672	$4	$39	$497	$2,977,770	$(1,401)	$(160,896)	$2,816,706
Common stock issued	—	—	—	21	—	—	16	91,332	—	—	91,369
Distributions declared	—	—	—	—	—	—	—	—	—	(53,874)	(53,874)
Proceeds from distribution reinvestment plan	—	—	—	6	—	—	5	26,056	—	—	26,067
Repurchases of common stock	—	—	—	(34)	—	(2)	(25)	(147,105)	—	—	(147,166)
Stockholder servicing fees	—	—	—	—	—	—	—	433	—	—	433
Offering costs	—	—	—	—	—	—	—	(502)	—	—	(502)
Performance contingent rights issued	—	—	—	—	—	—	—	9,356	—	—	9,356
Restricted stock units issued	—	—	—	—	—	—	—	7,460	—	—	7,460
Net income	—	—	—	—	—	—	—	—	—	48,137	48,137
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	(537)	—	(537)
Balance as of March 31, 2026	$6	$8	$7	$665	$4	$37	$493	$2,964,800	$(1,938)	$(166,637)	$2,797,445

Three Months Ended March 31, 2025
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	25	—	—	28	123,680	—	—	123,733
Distributions declared	—	—	—	—	—	—	—	—	—	(54,188)	(54,188)
Proceeds from distribution reinvestment plan	—	—	—	6	—	—	5	27,023	—	—	27,034
Repurchases of common stock	—	—	—	(35)	—	(5)	(37)	(186,381)	—	—	(186,458)
Stockholder servicing fees	—	—	—	—	—	—	—	558	—	—	558
Offering costs	—	—	—	—	—	—	—	(928)	—	—	(928)
Restricted stock units issued	—	—	—	—	—	—	—	7,412	—	—	7,412
Net income	—	—	—	—	—	—	—	—	—	42,640	42,640
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	—	975	—	975
Balance as of March 31, 2025	$7	$8	$8	$644	$4	$41	$478	$2,855,273	$(2,189)	$(125,850)	$2,728,424

__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$48,137	$42,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	9,356	—
Restricted stock units	7,460	7,412
Amortization of deferred fees on loans and debt securities	(5,291)	(6,942)
Amortization of deferred financing costs and discount	3,539	13,708
Credit loss expense, net	(20,019)	(10,701)
Net unrealized (gain) loss on valuation of interest rate cap	354	582
Real estate depreciation and amortization	11,645	6,478
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(302)	(158)
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	2,570	853
Net unrealized (gain) loss on real estate, held-for-sale	(488)	—
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	—	(218)
Interest receivable	(13,547)	(3,709)
Other assets	756	(321)
Interest payable	(5,805)	7,975
Other liabilities	(671)	(18,505)
Net cash provided by (used in) operating activities	37,694	39,094
Cash flows from investing activities
Origination and fundings of loans receivable	(657,402)	(437,698)
Principal collections from loans receivable, held-for-investment	333,462	447,503
Exit and extension fees received on loans receivable, held-for-investment	2,099	2,138
Purchases of mortgage-backed securities, at fair value	(65,628)	(64,057)
Principal repayments of mortgage-backed securities, at fair value	27,341	9,969
Principal repayments of mortgage-backed securities, held-to-maturity	30,000	—
Purchases of mortgage loans held in securitization trusts, at fair value	—	(17,214)
Principal repayments of mortgage loans held in securitization trusts at fair value	17,257	—
Capital improvements to real estate	(724)	(1,564)
Net cash provided by (used in) investing activities	(313,595)	(60,923)
Cash flows from financing activities
Issuance of common stock	91,369	123,733
Repurchases of common stock	(122,459)	(126,966)
Stockholder distributions paid	(28,070)	(26,832)
Stockholder servicing fees paid	(3,553)	(3,569)
Offering costs paid	(502)	(928)
Borrowings under repurchase agreements	355,512	1,023,411
Repayments under repurchase agreements	(801,476)	(403,089)
Borrowings under credit facilities	388,524	277,303
Repayments under credit facilities	(603,797)	(277,266)
Proceeds from issuance of collateralized loan obligations	897,561	888,011
Repayment of collateralized loan obligations	(49,431)	(1,352,646)
Payment of deferred financing costs	(7,643)	(9,734)
Net cash provided by (used in) financing activities	116,035	111,428
Total increase (decrease) in cash, cash equivalents and restricted cash	(159,866)	89,599
Cash, cash equivalents and restricted cash at beginning of period	352,585	90,540
Cash, cash equivalents and restricted cash at end of period	$192,719	$180,139

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$95,621	$85,148
Accrued stockholder servicing fee	$(3,986)	$(4,127)
Distributions payable	$8,601	$8,991
Reinvestment of stockholder distributions	$26,067	$27,034
Payable for shares repurchased	$63,280	$101,996
Loan principal payments held by servicer	$103,657	$140,820
Consolidation of securitization trusts	$—	$277,673
Deconsolidation of securitization trusts	$(267,846)	$—
Modifications accounted for as repayments and new loans	$40,676	$—
Transfer of loans receivable held-for-investments to investments in real estate, held-for-sale	$—	$(105,000)
Transfer of investments in real estate, held-for-sale to investments in real estate, held-for-investment	$105,954	$—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of March 31, 2026. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$154,581	$150,288
Restricted cash	38,138	29,851
Total cash, cash equivalents and restricted cash	$192,719	$180,139
Loans Receivable: Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment. Loans originated by the Company are carried at amortized cost, net of credit loss allowances as discussed below. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Loans that the Company originates or purchases that the Company is unable to hold, or intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value less estimated costs to sell.
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to, hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three months ended March 31, 2026. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Real Estate, Held-for-Investment: The Company receives foreclosed properties in settlement of loans held-for-investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is less than the carrying value of the loan, the difference is recognized within Credit loss expense, net on the Company's consolidated statements of operations and the cumulative reserve on the loan is charged off. A gain may be recognized if the fair value of the property exceeds the carrying value of the loan.
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. Real estate, held-for-investment properties are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and improvements	2 to 48 years
Furniture, fixtures and equipment	1 to 10 years
Tenant improvements	Shorter of estimated useful life or lease term
Lease intangibles	Over lease term
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
Real Estate, Held-for-Sale: The Company evaluates its real estate assets, to determine whether such assets should be classified as held-for-sale. Real estate assets are classified as held-for-sale when they meet the criteria under ASC Topic 360, which includes, among other things, that the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Once a real estate asset is classified as held-for-sale, depreciation and amortization are suspended and the asset is carried at the lower of the asset’s carrying amount or its fair value less estimated costs to sell.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue interest on loans if it is not probable that payments of such interest will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest receivable deemed uncollectible will be immediately written off by reversing the related interest income. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. Refer to Note 3 and Note 4 of this document for our disclosure of any investments placed on non-accrual. As of March 31, 2026 and December 31, 2025, the amortized cost of loans on non-accrual status was $263,748 and $219,481, respectively.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to March 31, 2026, the Company incurred offering costs of $30,275, which were paid on its behalf by Future Standard (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company did not incur any interest or penalties and none were accrued at March 31, 2026.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)	December 31, 2025
Number of loans	143	140
Principal balance	$8,085,566	$7,845,350
Net book value	$8,027,088	$7,764,337
Unfunded loan commitments(1)	$362,672	$332,562
Weighted-average cash coupon(2)(3)	+3.22%	+3.31%
Weighted-average all-in yield(2)(3)	+3.31%	+3.41%
Weighted-average maximum maturity (years)(4)	2.5	2.5
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
(3)    As of March 31, 2026 and December 31, 2025, the one-month SOFR rate was 3.66% and 3.69%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however, loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

For the three months ended March 31, 2026 and 2025, the activity in the Company's loan portfolio, was as follows:

	For the Three Months Ended March 31,
	2026	2025
Loans receivable at beginning of period	$7,841,607	$7,496,474
Loan fundings(1)	698,078	437,698
Loan repayments(1)	(457,962)	(441,864)
Amortization of deferred fees on loans	5,090	5,681
Exit and extension fees received on loans receivable	(2,099)	(2,138)
Transfer to investments in real estate, net	—	(105,000)
Total loans receivable	8,084,714	7,390,851
CECL reserve	(57,626)	(82,805)
Loans receivable, net	$8,027,088	$7,308,046
__________________________
(1)    Inclusive of $40,676 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on March 27, 2026, a new collateral secured loan with a new borrower was entered into from a previously owned risk rated 3 senior loan with a principal balance of $40,680. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $180. The new loan has a risk rating of 3 as of March 31, 2026.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,292,327	53%	$4,250,284	54%
Hospitality	1,037,843	13%	1,039,723	13%
Office	985,325	12%	801,387	10%
Industrial	747,519	9%	780,707	10%
Mixed Use	644,602	8%	527,356	7%
Retail	270,067	3%	334,980	4%
Various	91,000	1%	91,000	1%
Self Storage	16,031	1%	16,170	1%
Total loans receivable	8,084,714	100%	7,841,607	100%
CECL reserve	(57,626)		(77,270)
Loans receivable, net	$8,027,088		$7,764,337

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	March 31, 2026 (Unaudited)		December 31, 2025
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,671,981	46%	$3,576,258	46%
Northeast	1,971,682	24%	1,797,634	23%
West	1,513,276	19%	1,443,603	18%
Various	493,562	6%	589,909	8%
Midwest	434,213	5%	434,203	5%
Total loans receivable	8,084,714	100%	7,841,607	100%
CECL reserve	(57,626)		(77,270)
Loans receivable, net	$8,027,088		$7,764,337
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	March 31, 2026 (Unaudited)			December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	130	7,471,793	92%	127	7,229,226	92%
4	9	492,394	6%	9	491,893	6%
5	4	120,527	2%	4	120,488	2%
Total loans receivable	143	8,084,714	100%	140	7,841,607	100%
CECL reserve		(57,626)			(77,270)
Loans receivable, net, at end of period		$8,027,088			$7,764,337
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of March 31, 2026 and December 31, 2025, respectively, by year of origination and risk rating:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Net Book Value of Loans Receivable by Year of Origination March 31, 2026 (Unaudited)

Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	644,801	2,366,333	685,730	304,294	2,041,833	1,428,802	7,471,793
4	—	—	—	—	374,474	117,920	492,394
5	—	—	—	—	62,930	57,597	120,527
Total loans receivable	$644,801	$2,366,333	$685,730	$304,294	$2,479,237	$1,604,319	8,084,714
CECL reserve							(57,626)
Loans receivable, net							$8,027,088

	Net Book Value of Loans Receivable by Year of Origination December 31, 2025

Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	2,361,114	687,623	401,167	2,322,908	1,359,935	96,479	7,229,226
4	—	—	—	374,409	117,484	—	491,893
5	—	—	—	62,931	34,994	22,563	120,488
Total loans receivable	$2,361,114	$687,623	$401,167	$2,760,248	$1,512,413	$119,042	7,841,607
CECL reserve							(77,270)
Loans receivable, net							$7,764,337
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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three months ended March 31, 2026 and 2025, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2025	$71,028	$6,242	$77,270
Increase (decrease) in general CECL reserve	(19,892)	248	(19,644)
CECL reserve as of March 31, 2026	51,136	6,490	57,626

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (decrease) in general CECL reserve	(11,583)	724	(10,859)
CECL reserve as of March 31, 2025	71,815	10,990	82,805
As of March 31, 2026 and 2025, the Company's specific CECL reserve balance was $0 and $0, respectively.
The following table summarizes our risk rated 5 loans as of March 31, 2026, which were analyzed for specific CECL reserves:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$35,034	—	Cash basis - September 2024
Senior Loan	7/18/2018	Washington, DC	Hospitality	$22,500	—	Cash basis - January 2025
Senior Loan	5/12/2022	Aurora, CO	Multifamily	$57,145	—	Cash basis - January 2026
Mezz Loan	5/12/2022	Aurora, CO	Multifamily	$5,785	—	Cash basis - May 2025
The risk rated 5 loans were determined to be collateral dependent as of March 31, 2026. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 5.50% and 9.25%, and a discount rate between 7.50% and 10.50%.
The following table presents an aging analysis for the Company's portfolio of loans held-for-investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
March 31, 2026(1)	$7,566,233	$58,943	$—	$452,971	$8,078,147
December 31, 2025(2)	$7,344,683	$—	$54,440	$437,091	$7,836,214
______________________
(1)    As of March 31, 2026, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $189,223.
(2)    As of December 31, 2025, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $308,392.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2026, the Company had unfunded commitments of $362,672. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three months ended March 31, 2026 and 2025, recorded in other liabilities on the Company's consolidated balance sheets:

	Unfunded Commitments CECL Reserve
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2025	$863	$2	$865
Increase (Decrease) in CECL reserve	(271)	10	(261)
CECL reserve as of March 31, 2026	592	12	604

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(531)	(66)	(597)
CECL reserve as of March 31, 2025	908	22	930

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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of March 31, 2026 and December 31, 2025, respectively:

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
March 31, 2026 (Unaudited)
CMBS, available-for-sale	$48,325	$44,071	$(23,840)	$—	$(1,937)	$18,294	9.36%(1)	12.1
CMBS, fair value option	$227,757	$221,287	$—	$899	$(559)	$221,628	5.97%(1)	5.5
December 31, 2025
CMBS, available-for-sale	$63,957	$59,677	$(23,895)	$96	$(1,496)	$34,382	9.26%(2)	12.5
CMBS, fair value option	$170,298	$167,197	$—	$707	$(668)	$167,236	6.10%(2)	5.7
__________________________
(1)    Calculated using the one-month SOFR rate of 3.66% as of March 31, 2026.
(2)    Calculated using the one-month SOFR rate of 3.69% as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $24,860 and $24,953, respectively. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Allowance for credit losses as of December 31, 2025	$(23,895)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	55
Allowance for credit losses as of March 31, 2026	$(23,840)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
March 31, 2026 (Unaudited)
CMBS, available-for-sale	$—	$17,274	$—	$(1,937)
December 31, 2025
CMBS, available-for-sale	$—	$19,348	$—	$(1,496)
As of March 31, 2026 and December 31, 2025, there were two and three securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
As of March 31, 2026, the Company had no investments in held-to-maturity CMBS, the table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of December 31, 2025:

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2025
CMBS, held-to-maturity	$30,110	$(59)	$30,051	$—	$(147)	$29,904
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three months ended March 31, 2026 and 2025:

CECL Reserve as of December 31, 2025	$59
Increase (decrease) in CECL reserve	(59)
CECL reserve as of March 31, 2026	—

CECL Reserve as of December 31, 2024	$137
Increase (decrease) in CECL reserve	(29)
CECL reserve as of March 31, 2025	108
As of March 31, 2026, the Company had no investments in held-to-maturity CMBS, the table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of December 31, 2025:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2025
CMBS, held-to-maturity	$30,110	$—	$30,110	$—	$—

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 5. Real Estate

Investments in real estate, held-for-investment, consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)	December 31, 2025
Building and building improvements	$401,576	$323,519
Land and land improvements	114,722	91,318
Furniture, fixtures and equipment	8,297	7,312
In-place lease intangibles	52,184	47,952
Total	576,779	470,101
Accumulated depreciation and amortization	(58,383)	(46,738)
Investments in real estate, held-for-investment	$518,396	$423,363
The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2026 (remaining)	$4,499
2027	5,098
2028	3,879
2029	3,803
2030	3,010
Thereafter	1,519
Total	$21,808
The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2026 (remaining)	$25,996
2027	19,034
2028	16,864
2029	16,386
2030	16,728
Thereafter	6,930
Total	$101,938
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of March 31, 2026, included three multifamily properties located in Antioch, TN, Doraville, GA, and Philadelphia, PA with an aggregate carrying value of $117,701. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less estimated costs to sell.
During the three months ended March 31, 2026, the Company determined that an investment in real estate previously classified as held-for-sale no longer met the criteria for held‑for‑sale accounting due to the Company’s revised disposition strategy. Accordingly, the property was reclassified to held-for-investment and measured at the lower of its carrying amount prior to held‑for‑sale classification, adjusted for depreciation that would have been recognized, or its fair value at the reclassification date. The resulting carrying amount did not give rise to an impairment loss during the period. Depreciation and amortization expense related to the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

property resumed prospectively upon reclassification. The value of the asset immediately after reclassification as recognized on the Consolidated Balance Sheets was $99,634. The remeasurement upon reclassification included a reduction of $6,320 related to depreciation and amortization that would have been recognized had the property been classified as held-for-investment since acquisition. This adjustment was recorded within depreciation and amortization expense within the Consolidated Income Statement.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026 (Unaudited)
Arrangement	Weighted Average Spread(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+1.96%(3)	$313,813	$—	May 5, 2038	$452,176	$454,949
2021-FL3 Notes	+1.81%(3)	524,403	—	November 4, 2036	732,403	728,511
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	788,422	788,273
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	991,540	991,171
2026-FL11 Notes	+1.61%(3)	897,561	—	January 22, 2044	1,034,368	1,034,488
		3,372,908	—		3,998,909	3,997,392
Repurchase Agreements
WF-1 Facility	+1.56%(4)	67,944	432,056	November 26, 2026	87,093	86,422
GS-1 Facility	+1.93%(5)	261,257	338,743	April 25, 2028	335,622	339,769
BB-1 Facility	+1.50%(3)	43,918	656,082	February 21, 2028	54,898	54,899
MS-1 Facility	+1.67%(6)	144,000	206,000	December 9, 2030	179,975	180,000
RBC Facility	+1.12%(6)	51,196	—	N/A	69,586	69,619
NTX-1 Facility	+1.29%(4)	62,480	137,520	December 29, 2029	78,071	78,100
BMO-1 Facility	+1.60%(4)	37,120	18,492	April 16, 2027	46,382	46,400
Lucid Facility	+0.74%	100,342	—	N/A	133,130	133,808
WF-2 Facility	+2.00%(4)	104,388	109,040	October 21, 2026	149,482	148,782
Finance Blue Facility	+1.60%(4)	32,413	22,918	February 17, 2028	42,726	43,032
CB-1 Facility	+1.91%(4)	547,892	210,489	September 9, 2028	771,115	764,942
JP-1 Facility	+1.95%(4)	568,618	43,694	October 15, 2030	717,502	716,585
CO-1 Facility	+1.37%(4)	144,869	205,131	November 19, 2026	181,025	181,086
Citi Facility	+0.59%	59,316	—	N/A	76,023	76,171
		2,225,753	2,380,165		2,922,630	2,919,615
Revolving Credit Facility
MM-1 Facility	+2.05%(7)	848,503	651,497	September 17, 2034	1,213,901	1,223,351
Barclays Facility	(8)	—	400,000	April 24, 2027	—	—
		848,503	1,051,497		1,213,901	1,223,351

Mortgage Loan	+2.15%(7)	124,700	2,000	July 9, 2026	148,209	185,000
Total		$6,571,864	$3,433,662		$8,283,649	$8,325,358
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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2026 were $6,481,008 and 5.54%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2025 were $5,827,732 and 6.24%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2026 and December 31, 2025.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of March 31, 2026 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2026	$353,096	$528,055	$—	$124,700	$1,005,851
2027	621,488	37,120	—	—	658,608
2028	448,386	885,480	—	—	1,333,866
2029	273,629	62,480	—	—	336,109
2030	1,265,503	712,618	—	—	1,978,121
Thereafter	410,806	—	848,503	—	1,259,309
Total	$3,372,908	$2,225,753	$848,503	$124,700	$6,571,864
_______________________
(1)     The allocation of repayments under the Company's collateralized loan obligations is based on the maturity date of each agreement, or the maximum maturity date assuming all extension options are exercised by the borrower if the reinvestment period has expired.
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2021-FL2, 2021-FL3, 2024-FL9, 2025-FL10 and 2026-FL11, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO:

	As of March 31, 2026 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2021-FL2	14	$356,590
2021-FL3	18	732,448
2024-FL9	19	788,499
2025-FL10	25	991,794
2026-FL11	23	1,034,653
Total	99	$3,903,984
_______________________
(1)     As of March 31, 2026 2021-FL2 held full ownership of three investments in real estate for a total carrying value of $95,610.
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the CLOs on the Company's consolidated balance sheets:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	March 31,
	2026	2025
Face value	$3,372,908	$3,259,308
Unamortized deferred financing costs	(16,421)	(19,624)
Unamortized discount	(2,882)	(3,844)
Net book value	$3,353,605	$3,235,840
Repurchase Agreements
The Company has entered into and maintains in effect fourteen repurchase facilities. The Company, through direct or indirect wholly owned subsidiaries, entered into repurchase agreements with Wells Fargo (the “WF-1 Facility and WF-2 Facility”), Goldman Sachs (the “GS-1 Facility”), Royal Bank of Canada (the “RBC Facility”), Barclays Bank PLC (the “BB-1 Facility" and "Finance Blue Facility”), Citibank N.A. (the "CB-1 Facility"), Morgan Stanley Bank, N.A. (the “MS-1 Facility”), Natixis, New York Branch (the “NTX-1 Facility”), Bank of Montreal (the "BMO-1 Facility"), Lucid Prime Fund ( the "Lucid Facility"), JP Morgan Chase Bank, N.A. (the JP-1 Facility”), Capital One, N.A. (the “CO-1 Facility”), and CitiGroup Global Markets (the "Citi Facility"). The Company uses repurchase facilities for multiple purposes, including, but not limited to, (i) financing the acquisition and origination of (a) real estate loans or senior controlling participation interests in such loans, (b) pari passu participation interests in mortgage loans and (c) mezzanine loans, and (ii) repurchase transactions of securities and financial instruments. Each repurchase facility is subject to certain representations, warranties, covenants, events of default and indemnities unique to each facility but customary for agreements of this type. Further, the Company has entered into guarantees with respect to each of the repurchase facilities in which the Company guarantees obligations of the facility. Each transaction under each repurchase facility has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.
The Company incurred deferred financing costs in connection with each repurchase facility, which costs are being amortized to interest expense over the life of that repurchase facility. The following table outlines the net book value of the Company's repurchase facilities on its consolidated balance sheets.

	March 31,
	2026	2025
Face value	$2,225,753	$1,702,992
Unamortized deferred financing costs	(8,035)	(4,685)
Net book value	$2,217,718	$1,698,307
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

	March 31,
	2026	2025
Face value	$848,503	$850,037
Unamortized deferred financing costs	(19,992)	(10,999)
Net book value	$828,511	$839,038
Mortgage Loan

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

	March 31,
	2026	2025
Face value	$124,700	$124,700
Unamortized deferred financing costs	—	(133)
Net book value	$124,700	$124,567
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the three months ended March 31, 2026 and 2025, $4,490 and $3,957, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
Future Standard funded the Company’s offering costs in the amount of $30,275 for the period from November 7, 2016 (Inception) to March 31, 2026. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the three months ended March 31, 2026, the Company paid

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
$502 to FS Real Estate Advisor for offering costs previously funded. As of March 31, 2026, $2,825 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three months ended March 31, 2026 and 2025:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2026	2025
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,356	$9,264
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	7,460	7,412
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	—	104
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	4,490	3,957
Total			$21,306	$20,737
_______________________
(1)    During the three months ended March 31, 2026, FS Real Estate Advisor received $3,964 in cash and $9,356 of performance contingent rights were issued as payment for management fees. During the three months ended March 31, 2025, FS Real Estate Advisor received $8,455 in cash as payment for base management fees. As of March 31, 2026, there were no base management fees payable to FS Real Estate Advisor.
(2)    During the three months ended March 31, 2026 and 2025, no performance fees were paid to FS Real Estate Advisor. As of March 31, 2026, there were no performance fees payable to FS Real Estate Advisor.
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
(4)     During the three months ended March 31, 2026 and 2025, $0 and $104, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of March 31, 2026 and December 31, 2025, the Company accrued $88,911 and $92,921, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
March 31, 2026	$—	$—	$—	$—	March 31, 2029
December 31, 2025	—	—	—	—	December 31, 2028
September 30, 2025	—	—	—	—	September 30, 2028
June 30, 2025	1,247	1,247	—	—	June 30, 2028
March 31, 2025	342	67	275	—	March 31, 2028
December 31, 2024	139	—	139	—	N/A
	$1,728	$1,314	$414	$—
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
As of March 31, 2026, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $14,650 and $123, respectively.
RIAL 2022-FL8 Transaction
In the second quarter of 2023 and 2022, the Company purchased $15,000 and $36,000, respectively, of mortgage-backed securities in a transaction in which an affiliate of Rialto is the issuer of the notes. These securities were accounted for as available-for-sale. As of December 31, 2025 all positions previously held by the Company had fully paid down.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the three months ended March 31, 2026 and 2025:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2025	583,372	843,658	695,928	67,157,395	372,610	3,864,662	49,713,386	123,231,011
Issuance of common stock	—	—	32,722	2,249,903	6,853	31,965	1,419,167	3,740,610
Reinvestment of distributions	3,941	—	5,120	567,251	2,329	20,692	478,129	1,077,462
Repurchases of common stock	(1)	—	(11,624)	(3,345,541)	(15,292)	(142,597)	(2,528,836)	(6,043,891)
Transfers in or out	—	—	(38,778)	(131,664)	(9,426)	(42,303)	230,207	8,036
Balance as of March 31, 2026	587,312	843,658	683,368	66,497,344	357,074	3,732,419	49,312,053	122,013,228

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2025	$14,099	$20,849	$17,623	$1,553,005	$9,402	$90,585	$1,187,570	$2,893,133
Issuance of common stock	—	—	805	55,908	169	518	33,969	91,369
Reinvestment of distributions	99	—	126	13,841	57	511	11,433	26,067
Repurchases of common stock	—	—	(131)	(83,059)	(8)	(3,520)	(60,448)	(147,166)
Transfers in or out	—	—	(954)	(3,272)	(232)	(1,045)	5,503	—
Accrued stockholder servicing fees(1)	—	—	(42)	274	(1)	202	—	433
Balance as of March 31, 2026	$14,198	$20,849	$17,427	$1,536,697	$9,387	$87,251	$1,178,027	$2,863,836

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	15,135	2,696,945	42,152	97,327	2,283,771	5,135,330
Reinvestment of distributions	7,150	—	5,200	567,143	2,959	25,522	478,676	1,086,650
Repurchases of common stock	—	—	—	(3,514,452)	(20,415)	(296,346)	(3,733,132)	(7,564,345)
Transfers in or out	—	—	(15,165)	(95,199)	(50,149)	(413,379)	590,691	16,799
Balance as of March 31, 2025	736,830	843,658	830,362	64,438,603	417,326	4,052,079	47,842,442	119,161,300

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
Issuance of common stock	—	—	376	67,619	1,049	2,700	51,989	123,733
Reinvestment of distributions	181	—	129	14,453	74	636	11,561	27,034
Repurchases of common stock	—	—	(192)	(87,929)	(876)	(7,387)	(90,074)	(186,458)
Transfers in or out	—	—	(184)	(2,634)	(880)	(10,304)	14,002	—
Accrued stockholder servicing fees(1)	—	—	(17)	(262)	(10)	847	—	558
Balance as of March 31, 2025	$17,979	$20,849	$20,960	$1,492,482	$10,522	$94,958	$1,142,541	$2,800,291
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, (the "Share Repurchase Plan"), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the Share Repurchase Plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the Share Repurchase Plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
total NAV of all classes of shares then participating in the Share Repurchase Plan. The Company's board of directors may modify, suspend or terminate the Share Repurchase Plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the three months ended March 31, 2026 and 2025, the Company repurchased 6,043,891 and 7,564,345, respectively, shares of common stock under its Share Repurchase Plan representing a total of $147,166 and $186,458, respectively. In March 2026, the Company received repurchase requests equal to 2.10%, of its aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2026 did not exceed 5% of the Company's aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2026 such that 100% of share repurchase requests timely received in March 2026 and the first quarter of 2026 were satisfied. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026 or 2025, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the three months ended March 31, 2026:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 29, 2026	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 26, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
March 30, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
Total	$0.5271	$0.5277	$0.3962	$0.3962	$0.4307	$0.4307	$0.4497
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Distributions:
Paid or payable in cash	$27,807	$27,154
Reinvested in shares	26,067	27,034
Total distributions	$53,874	$54,188
Source of distributions:
Cash flows from operating activities(1)	$53,874	$54,188
Offering proceeds	—	—
Total sources of distributions	$53,874	$54,188
Net cash provided by (used in) operating activities	$37,694	$39,094
_______________________

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
(1)    As of March 31, 2026, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for April 2026 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three months ended March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$48,133	$42,636

Denominator:
Weighted average common stock outstanding - basic	124,312,338	122,516,709
Weighted average common stock outstanding - diluted(1)	127,760,385	125,461,059

Net income per share of common stock - basic	$0.39	$0.35
Net income per share of common stock - diluted	$0.38	$0.34
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,624,971 and 2,373,029 of restricted stock units awarded as of March 31, 2026 and 2025, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	March 31, 2026 (Unaudited)				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$239,922	$—	$239,922	$—	$201,618	$—	$201,618	$—
Mortgage loans held in securitization trusts, at fair value	2,352,276	—	—	2,352,276	2,654,570	—	—	2,654,570
Interest rate cap	596	—	596	—	950	—	950	—
Total	$2,592,794	$—	$240,518	$2,352,276	$2,857,138	$—	$202,568	$2,654,570

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$2,126,105	—	$2,126,105	—	$2,408,636	—	$2,408,636	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2026 and 2025:

	Mortgage loans held in securitization trusts, at fair value
	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$2,654,570	$1,633,589
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	(17,209)	7,292
Purchases	—	5,000
Sales and repayments	(17,239)	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	—	277,673
Deconsolidation of securitization trusts	(267,846)	—
Fair value at end of period	$2,352,276	$1,923,554
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$(17,209)	$7,292
Included in other comprehensive income	—	—
______________________
(1)    For the three months ended March 31, 2026 and 2025, unrealized loss of $17,209 and a gain of $7,292, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $16,743 and $6,464 related to mortgage obligations issued by securitization trusts, at fair value.
As of March 31, 2026, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2026, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.24% to 12.73% (weighted average blended yield of 10.00%) and a life of 0.25 to 4.33 (weighted average life of 2.50). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2 herein, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	March 31, 2026 (Unaudited)			December 31, 2025
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$192,719	$192,719	$192,719	$352,585	$352,585	$352,585
Loans receivable - held-for-investment(1)	$8,027,088	$8,085,566	$8,050,176	$7,764,337	$7,845,350	$7,805,554
Mortgage-backed securities held-to-maturity	$—	$—	$—	$30,051	$30,000	$29,904
Financial Liabilities
Repurchase agreements(2)	$2,217,718	$2,227,893	$2,227,893	$2,663,928	$2,671,717	$2,671,717
Credit facilities(2)	$828,511	$848,503	$848,503	$1,042,958	$1,063,776	$1,063,776
Collateralized loan obligations(2)(3)	$3,353,605	$3,370,026	$3,370,026	$2,510,160	$2,521,659	$2,521,659
Mortgage note payable(2)	$124,700	$124,700	$124,700	$124,700	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of March 31, 2026, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $118,807 and $120,950, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $2,352,276 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $118,807 at March 31, 2026) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Restricted cash	$400	$110,054
Loans receivable, held-for-investment	3,903,299	2,888,971
Interest receivable	37,867	35,832
Other assets(1)	100,843	19,588
Mortgage loans held in securitization trusts, at fair value	2,352,276	2,654,570
Total assets	$6,394,685	$5,709,015

Liabilities
Collateralized loan obligations, net	$3,353,605	$2,510,160
Interest payable	6,990	5,446
Other liabilities	228	201
Mortgage obligations issued by securitization trusts, at fair value	2,126,105	2,408,636
Total liabilities	$5,486,928	$4,924,443
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $265,358 as of March 31, 2026.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of March 31, 2026.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2025	July 9, 2026	$596
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended March 31,
			2026	2025
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(354)	$(582)

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
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to March 31, 2026 through the issuance of the consolidated financial statements.
BB-1 Facility
On April 21, 2026, BB-1 Facility entered into a Tenth Amendment to Master Repurchase Agreement, or Tenth Amendment, amending that certain Master Repurchase Agreement dated as of February 22, 2021 with Barclays Bank PLC as purchaser. The Tenth Amendment provides for, among other things, an extension of the availability period from February 21, 2028 to February 21, 2029.
BMO-1 Facility
On April 29, 2026, BMO-1 Facility entered into a Fifth Amendment to Master Repurchase Agreement, or Fifth Amendment, amending that certain Master Repurchase Agreement dated as of March 3, 2023 with Bank of Montreal as purchaser. The Fifth Amendment provides for, among other things, an extension of the availability period from April 16, 2027 to April 17, 2028.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), regarding, among other things, our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, changes in interest rates, our ability to raise and deploy capital, the availability of financing and other future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We undertake no duty to update or revise forward-looking statements, except as required by law.
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
Our investment strategy is to originate, acquire and manage a portfolio of senior loans secured by commercial real estate primarily in the United States. We are focused on senior floating-rate mortgage loans, but we may also invest in other real estate-related assets, including: (i) other commercial real estate mortgage loans, including fixed-rate loans, subordinated loans, B-Notes, mezzanine loans and participations in commercial mortgage loans; and (ii) commercial real estate securities, including CMBS, unsecured debt of listed and non-listed REITs, collateralized debt obligations and equity or equity-linked securities. To a lesser extent we may invest in warehouse loans secured by commercial or residential mortgages, credit loans to commercial real estate companies, construction loans, residential mortgage-backed securities, or RMBS, and portfolios of single-family home mortgages.
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

Macroeconomic Environment
CRE market sentiment improved meaningfully in 2025, supported by a constructive economic backdrop and easing rate pressures. That optimism may be tested in 2026 as macroeconomic uncertainty and higher interest rates weigh on market conditions. During the first quarter of 2026, U.S. Treasury yields rose sharply across the curve amid concerns over a potentially prolonged, inflationary oil supply disruption—developments that could dampen CRE transaction activity this year.
In this environment, senior CRE debt remains attractive for its income potential and downside protection, particularly given the substantial refinancing need ahead. Approximately $2 trillion of CRE debt—roughly one-third of outstanding balances—is set to mature by the end of 2027. While fundamentals remain generally supportive across most property types, risks persist as noted. A macroeconomic downturn could pressure CRE valuations and borrower performance. Loan delinquencies appear to be stabilizing; however, distress remains elevated in select sectors, with workouts continuing to weigh on lender returns. As market conditions evolve, disciplined underwriting and selectivity will be critical to navigating both risks and opportunities.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Loan fundings(1)	$698,078	$437,698
Loan repayments(2)	(457,962)	(441,864)
Total net repayments	$240,116	$(4,166)
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer and recorded as "Receivable for investments sold and repaid" as of December 31, 2025.
(3)    Inclusive of $40,676 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on March 27, 2026, a new collateral secured loan with a new borrower was entered into from a previously owned risk rated 3 senior loan with a principal balance of $40,680. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $180. The new loan has a risk rating of 3 as of March 31, 2026.
The following table details overall statistics for our loans receivable portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)	December 31, 2025
Number of loans	143	140
Principal balance	$8,085,566	$7,845,350
Net book value	$8,027,088	$7,764,337
Unfunded loan commitments(1)	$362,672	$332,562
Weighted-average cash coupon(2)	+3.22%	+3.31%
Weighted-average all-in yield(2)(3)	+3.31%	+3.41%
Weighted-average maximum maturity (years)(4)	2.5	2.5
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
(3)    As of March 31, 2026 and December 31, 2025, the one-month SOFR rate was 3.66% and 3.69%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of March 31, 2026:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,110	$358,849	$360,233	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
2	Senior Loan	7/14/2023	$156,500	$156,500	$156,673	+3.40%	+3.44%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,980	+3.89%	+4.02%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	6/4/2025	135,200	135,200	135,193	+2.55%	+2.55%	6/9/2030	Chicago, IL	Multifamily	74%
5	Senior Loan	11/20/2025	118,000	118,000	117,979	+2.25%	+2.26%	12/9/2030	Las Colinas, TX	Multifamily	73%
6	Senior Loan	12/21/2021	93,900	91,261	91,201	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
7	Senior Loan	11/18/2024	92,500	92,500	89,272	+2.50%	+4.25%	12/5/2026	Queens, NY	Multifamily	75%
8	Senior Loan	2/10/2026	89,510	86,765	87,319	+2.75%	+3.25%	2/9/2030	Mesa, AZ	Multifamily	73%
9	Senior Loan	5/13/2022	89,500	89,500	89,857	+4.25%	+4.35%	5/9/2027	New York, NY	Multifamily	58%
10	Senior Loan	2/4/2022	89,000	89,000	89,000	+3.85%	+4.15%	4/1/2026	Temecula, CA	Multifamily	75%
11	Senior Loan	4/29/2022	85,000	85,000	84,983	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
12	Senior Loan	5/13/2022	83,885	83,885	84,220	+4.25%	+4.35%	5/9/2027	New York, NY	Multifamily	60%
13	Senior Loan	2/14/2025	75,000	75,000	74,984	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
14	Senior Loan	2/10/2026	73,820	71,898	72,077	+2.75%	+3.25%	2/9/2030	Phoenix, AZ	Multifamily	73%
15	Senior Loan	12/15/2021	73,620	73,620	73,492	+3.10%	+3.10%	12/9/2026	Sunny Isles Beach, FL	Multifamily	74%
16	Senior Loan	12/24/2025	69,600	69,600	69,576	+2.75%	+2.76%	1/9/2031	Venice, FL	Multifamily	74%
17	Senior Loan	4/26/2022	68,498	66,424	66,404	+3.82%	+3.82%	5/9/2027	Tucson, AZ	Multifamily	68%
18	Senior Loan	9/10/2021	68,291	68,291	68,155	+3.15%	+3.15%	10/9/2027	Richardson, TX	Multifamily	68%
19	Senior Loan	4/27/2022	67,940	65,443	65,523	+4.00%	+4.05%	5/9/2027	Indianapolis, IN	Multifamily	79%
20	Senior Loan	2/28/2022	66,869	66,869	66,869	5.25%	5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
21	Senior Loan	10/2/2025	66,428	66,428	66,407	+3.25%	+3.26%	10/9/2030	Jacksonville, FL	Multifamily	83%
22	Senior Loan	12/24/2025	66,100	66,100	66,076	+2.85%	+2.86%	1/9/2031	Venice, FL	Multifamily	74%
23	Senior Loan	4/26/2021	66,000	66,000	65,981	+3.40%	+3.40%	5/9/2026	Las Vegas, NV	Multifamily	72%
24	Senior Loan	7/29/2021	62,500	62,500	62,550	+3.65%	+3.65%	8/9/2026	Maitland, FL	Multifamily	72%
25	Senior Loan	8/2/2021	58,947	58,947	59,205	+2.91%	+3.02%	8/9/2027	Austin, TX	Multifamily	73%
26	Senior Loan	5/12/2022	58,165	57,148	57,145	+3.35%	+3.35%	5/9/2027	Aurora, CO	Multifamily	80%
27	Senior Loan	12/17/2025	58,100	58,100	58,078	+2.80%	+2.82%	1/9/2031	Indian Land, SC	Multifamily	76%
28	Senior Loan	4/13/2022	57,168	56,730	56,690	5.50%	5.99%	5/9/2027	Houston, TX	Multifamily	78%
29	Senior Loan	2/17/2022	55,400	53,746	53,880	+4.10%	+4.16%	3/9/2027	Indianapolis, IN	Multifamily	80%
30	Senior Loan	12/21/2022	55,000	55,000	55,071	+3.95%	+4.03%	12/9/2027	San Bernardino, CA	Multifamily	66%
31	Senior Loan	12/19/2024	54,500	54,500	54,485	+3.30%	+3.31%	1/14/2030	New York, NY	Multifamily	61%
32	Senior Loan	8/17/2022	54,283	54,283	54,332	+2.50%	+2.55%	9/9/2027	Austin, TX	Multifamily	62%
33	Senior Loan	12/13/2024	54,075	54,075	54,017	+3.50%	+3.55%	12/9/2028	Jacksonville, FL	Multifamily	74%
34	Senior Loan	3/7/2022	52,385	50,186	50,059	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
35	Senior Loan	2/5/2026	52,000	52,000	51,981	+2.75%	+2.76%	2/9/2031	Mount Pleasant, SC	Multifamily	72%
36	Senior Loan	3/22/2022	50,750	50,750	50,750	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
37	Senior Loan	12/15/2021	49,000	49,000	48,977	+3.45%	+3.50%	12/9/2026	Charleston, SC	Multifamily	77%
38	Senior Loan	6/23/2021	48,944	48,944	48,905	+2.91%	+2.92%	7/9/2026	Roswell, GA	Multifamily	75%
39	Senior Loan	7/29/2021	47,500	47,500	47,535	+3.65%	+3.65%	8/9/2026	Clearwater, FL	Multifamily	79%
40	Senior Loan	12/10/2025	47,000	47,000	46,977	+2.50%	+2.60%	12/9/2030	Justin, TX	Multifamily	74%
41	Senior Loan	11/23/2021	45,445	45,445	45,444	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
42	Senior Loan	2/7/2025	44,320	41,700	41,688	+2.65%	+2.66%	2/9/2030	Jacksonville, FL	Multifamily	65%
43	Senior Loan	8/9/2021	44,000	44,000	43,992	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
44	Senior Loan	8/25/2022	44,000	44,000	44,448	+3.50%	+3.81%	9/9/2027	McKinney, TX	Multifamily	53%
45	Senior Loan	12/10/2024	43,100	36,752	36,737	+3.00%	+3.01%	12/9/2029	Jacksonville, FL	Multifamily	49%
46	Senior Loan	8/19/2021	43,000	43,000	42,995	+2.80%	+3.08%	11/9/2026	Omaha, NE	Multifamily	75%
47	Senior Loan	7/28/2021	42,801	42,801	42,760	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
48	Senior Loan	8/9/2021	42,660	42,522	42,482	+3.16%	+3.17%	8/9/2026	Southaven, MS	Multifamily	57%
49	Senior Loan	7/21/2021	41,100	41,100	41,064	+2.91%	+2.92%	8/9/2026	Evanston, IL	Multifamily	77%
50	Senior Loan	8/25/2021	40,799	40,799	40,761	+3.50%	+3.50%	9/9/2026	Cypress, TX	Multifamily	69%
51	Senior Loan	3/14/2022	40,500	40,500	40,676	+2.00%	+2.07%	3/9/2030	Dallas, TX	Multifamily	76%
52	Senior Loan	11/10/2021	40,342	39,737	39,480	+4.10%	+4.30%	11/9/2027	Various	Multifamily	70%
53	Senior Loan	6/24/2021	38,600	38,600	38,595	+4.86%	+5.22%	1/9/2027	Austin, TX	Multifamily	76%
54	Senior Loan	3/29/2023	37,306	37,306	37,424	+2.25%	+2.16%	10/9/2027	Various	Multifamily	57%
55	Senior Loan	11/4/2021	37,300	37,300	37,160	+3.45%	+3.45%	11/1/2026	Boca Raton, FL	Multifamily	81%
56	Senior Loan	4/29/2022	37,135	36,006	36,056	+3.75%	+3.95%	5/9/2027	Euless, TX	Multifamily	80%
57	Senior Loan	12/21/2021	32,200	32,200	32,132	+3.00%	+3.00%	1/9/2027	Hackensack, NJ	Multifamily	68%
58	Senior Loan	5/8/2025	31,500	31,500	31,481	+2.65%	+2.67%	5/9/2030	New York, NY	Multifamily	66%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
59	Senior Loan	1/28/2022	$31,229	$31,229	$31,361	+3.81%	+3.93%	9/9/2026	Dallas, TX	Multifamily	82%
60	Senior Loan	3/31/2025	31,024	31,024	28,771	+1.36%	+3.19%	6/1/2029	New York, NY	Multifamily	97%
61	Senior Loan	11/23/2021	30,506	30,506	30,505	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
62	Senior Loan	12/16/2021	29,500	29,500	29,436	+3.55%	+3.55%	1/9/2027	Fort Worth, TX	Multifamily	72%
63	Senior Loan	6/20/2025	28,534	25,550	25,534	+2.75%	+2.78%	7/9/2030	Las Vegas, NV	Multifamily	65%
64	Senior Loan	12/15/2021	27,991	27,592	27,589	+3.30%	+3.40%	12/15/2026	Arlington, TX	Multifamily	79%
65	Senior Loan	1/28/2022	24,489	24,489	24,591	+3.81%	+3.93%	9/9/2026	Mesquite, TX	Multifamily	78%
66	Senior Loan	1/28/2022	22,149	22,149	22,232	+3.81%	+3.93%	9/9/2026	Dallas, TX	Multifamily	85%
67	Senior Loan	8/26/2021	20,955	20,755	20,833	+3.21%	+3.26%	9/9/2026	Seattle, WA	Multifamily	69%
68	Senior Loan	7/20/2021	20,136	19,785	19,819	+3.50%	+3.60%	8/9/2026	Las Vegas, NV	Multifamily	72%
69	Senior Loan	11/18/2024	18,750	18,750	18,422	+3.00%	+3.85%	10/5/2027	Atlanta, GA	Multifamily	63%
70	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.63%	6/9/2027	New York, NY	Multifamily	81%
71	Mezz Loan	2/14/2020	15,000	15,000	14,721	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
72	Senior Loan	11/18/2024	13,444	13,444	13,203	+3.25%	+4.04%	11/9/2026	Kent, WA	Multifamily	87%
73	Senior Loan	3/25/2021	12,500	12,500	12,503	+3.36%	+3.41%	8/9/2026	Lithonia, GA	Multifamily	67%
74	Senior Loan	3/19/2021	12,200	12,200	12,293	+5.00%	+5.15%	4/9/2026	Brooklyn, NY	Multifamily	85%
75	Senior Loan	11/18/2024	11,044	11,044	11,096	+3.00%	+3.38%	6/1/2027	Hollywood, FL	Multifamily	61%
76	Mezz Loan	2/10/2026	8,578	8,332	8,332	+7.61%	+8.11%	2/9/2030	Mesa, AZ	Multifamily	83%
77	Mezz Loan	2/10/2026	7,078	6,905	6,905	+7.61%	+8.11%	2/9/2030	Phoenix, AZ	Multifamily	83%
78	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Aurora, CO	Multifamily	86%
Subtotal Multifamily			$4,332,988	$4,294,349	$4,292,327

Hospitality
79	Senior Loan	4/28/2022	$195,000	$195,000	$195,477	+2.40%	+2.45%	5/9/2027	New York, NY	Hospitality	70%
80	Senior Loan	11/15/2022	146,200	146,200	146,200	+4.46%	+4.46%	11/9/2027	Nashville, TN	Hospitality	52%
81	Senior Loan	2/24/2025	130,000	130,000	129,986	+3.65%	+3.65%	3/9/2028	San Diego, CA	Hospitality	49%
82	Senior Loan	11/26/2024	102,500	102,500	102,535	+3.25%	+3.36%	12/9/2029	Cambridge, MA	Hospitality	70%
83	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.69%	2/9/2030	New York, NY	Hospitality	43%
84	Senior Loan	9/8/2022	87,000	87,000	87,013	+4.25%	+4.32%	9/9/2027	Washington, DC	Hospitality	52%
85	Senior Loan	11/3/2022	73,000	63,000	63,172	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
86	Senior Loan	5/20/2022	62,373	62,373	62,372	+4.15%	+4.15%	5/9/2027	Montauk, NY	Hospitality	80%
87	Senior Loan	12/19/2025	49,000	49,000	48,977	+3.10%	+3.12%	1/9/2031	Miami, FL	Hospitality	48%
88	Senior Loan	1/7/2022	38,000	38,000	38,290	+3.75%	+3.93%	3/9/2027	Miami, FL	Hospitality	49%
89	Senior Loan	6/28/2019	25,400	25,400	25,531	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
90	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.49%	4/30/2026	Gaithersburg, MD	Hospitality	80%
91	Senior Loan	6/27/2024	14,870	14,870	14,737	+2.25%	+2.60%	2/6/2027	Mesa, AZ	Hospitality	66%
92	Senior Loan	6/27/2024	11,145	11,145	10,990	+3.25%	+3.41%	6/18/2026	Macon, GA	Hospitality	62%
Subtotal Hospitality			$1,046,988	$1,036,988	$1,037,843

Office
93	Senior Loan	1/30/2026	$181,050	$149,600	$149,575	+3.00%	+3.01%	2/9/2031	San Francisco, CA	Office	57%
94	Senior Loan	12/17/2025	150,000	150,000	149,976	+2.70%	+2.71%	1/9/2031	New York, NY	Office	57%
95	Senior Loan	3/31/2022	125,470	110,997	110,992	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
96	Senior Loan	12/31/2025	98,470	77,740	77,716	+2.75%	+2.76%	1/9/2031	Coral Gables, FL	Office	64%
97	Senior Loan	11/13/2025	83,000	65,623	65,600	+3.60%	+3.70%	11/9/2030	Miami, FL	Office	46%
98	Senior Loan	12/22/2021	81,500	78,343	78,802	+4.75%	+4.86%	1/9/2027	Dallas, TX	Office	62%
99	Senior Loan	10/30/2025	67,860	58,500	58,478	+2.80%	+2.81%	11/9/2030	Coral Gables, FL	Office	63%
100	Senior Loan	2/27/2026	56,000	28,878	28,848	+2.95%	+2.98%	3/9/2031	San Francisco, CA	Office	32%
101	Senior Loan	3/12/2021	52,250	35,049	35,034	+5.86%	+5.87%	4/30/2026	San Francisco, CA	Office	65%
102	Senior Loan	11/1/2021	47,913	47,913	47,836	+3.81%	+3.81%	11/9/2026	Fort Lauderdale, FL	Office	67%
103	Senior Loan	1/28/2022	43,650	37,567	37,577	+5.00%	+5.05%	2/9/2027	Milwaukee, WI	Office	59%
104	Senior Loan	2/18/2022	40,240	26,524	26,463	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
105	Senior Loan	11/30/2021	36,410	36,212	36,316	+5.00%	+5.43%	12/9/2026	Memphis, TN	Office	70%
106	Senior Loan	5/4/2021	30,000	26,578	26,719	7.50%	7.61%	3/9/2028	Richardson, TX	Office	65%
107	Senior Loan	12/18/2020	28,440	25,289	25,289	+4.61%	+4.61%	4/9/2026	Rockville, MD	Office	69%
108	Senior Loan	5/28/2021	26,500	26,500	26,489	+5.11%	+5.12%	6/9/2026	Austin, TX	Office	57%
109	Senior Loan	6/27/2024	3,876	3,876	3,615	+1.90%	+3.28%	8/1/2029	Bronx, NY	Office	41%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Subtotal Office			$1,152,629	$985,189	$985,325

Industrial
110	Senior Loan	12/30/2024	$108,875	$100,417	$100,400	+2.55%	+2.56%	1/9/2030	Sunrise, FL	Industrial	48%
111	Senior Loan	4/2/2025	80,270	58,937	58,985	+2.40%	+2.49%	4/9/2030	Bayonne, NJ	Industrial	44%
112	Senior Loan	8/15/2024	79,790	75,397	75,384	+2.75%	+2.76%	9/9/2029	Various	Industrial	67%
113	Senior Loan	2/13/2026	66,400	54,898	54,898	+2.65%	+2.65%	3/9/2031	West Windsor, NJ	Industrial	72%
114	Senior Loan	12/19/2025	64,700	59,700	59,677	+2.50%	+2.51%	1/9/2031	Sparks, NV	Industrial	52%
115	Senior Loan	12/11/2025	62,800	58,000	57,981	+2.40%	+2.41%	12/9/2030	Detroit, MI	Industrial	67%
116	Senior Loan	2/25/2025	48,500	40,883	40,901	+3.50%	+3.60%	3/9/2030	Sandy Springs, GA	Industrial	65%
117	Senior Loan	9/29/2025	45,000	40,732	40,712	+2.70%	+2.72%	10/9/2030	Valley Cottage, NY	Industrial	62%
118	Senior Loan	10/8/2025	43,571	42,720	42,720	+2.70%	+2.70%	10/9/2030	Gilbert, AZ	Industrial	60%
119	Senior Loan	4/27/2021	37,250	34,430	34,377	+3.26%	+3.60%	5/9/2027	Jamaica, NY	Industrial	61%
120	Senior Loan	12/23/2025	35,800	34,200	34,181	+2.75%	+2.76%	1/9/2031	Atlanta, GA	Industrial	54%
121	Senior Loan	4/27/2022	31,300	29,933	29,921	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
122	Senior Loan	6/10/2025	27,200	23,881	23,875	+2.75%	+2.76%	6/9/2030	Delanco, NJ	Industrial	72%
123	Senior Loan	1/17/2025	22,540	22,540	22,524	+2.50%	+2.52%	2/9/2030	Glen Allen, VA	Industrial	70%
124	Senior Loan	3/28/2024	20,265	20,265	20,521	+3.00%	+3.09%	4/9/2029	Various	Industrial	61%
125	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
126	Senior Loan	2/26/2021	17,706	17,706	17,661	+3.61%	+3.95%	3/9/2027	Elizabeth, NJ	Industrial	57%
127	Senior Loan	2/16/2024	14,700	14,700	14,699	+3.00%	+3.42%	3/9/2029	Cedar Hill, TX	Industrial	57%
Subtotal Industrial			$824,769	$747,441	$747,519

Mixed Use
128	Senior Loan	12/18/2025	$235,000	$210,000	$209,975	+2.85%	+2.85%	1/9/2031	New York, NY	Mixed Use	32%
129	Senior Loan	3/13/2026	117,205	117,205	117,205	+3.46%	+3.46%	4/30/2026	Philadelphia, PA	Mixed Use	69%
130	Senior Loan	12/9/2025	113,000	108,400	108,377	+2.55%	+2.56%	12/9/2030	Northridge, CA	Mixed Use	57%
131	Senior Loan	12/4/2023	110,000	110,000	110,197	+2.90%	+3.32%	12/9/2028	Washington, DC	Mixed Use	59%
132	Senior Loan	11/13/2025	69,650	55,182	55,159	+2.70%	+2.71%	11/9/2030	Burlington, MA	Mixed Use	65%
133	Mezz Loan	10/20/2022	30,842	30,670	30,685	+6.50%	+6.50%	4/30/2026	Philadelphia, PA	Mixed Use	68%
134	Senior Loan	2/19/2020	16,600	13,000	13,004	+3.75%	+3.75%	4/30/2026	West Hollywood, CA	Mixed Use	71%
Subtotal Mixed Use			$692,297	$644,457	$644,602

Retail
135	Senior Loan	5/2/2025	$81,000	$78,212	$78,212	+3.00%	+3.00%	5/9/2030	Westminster, CO	Retail	59%
136	Senior Loan	3/23/2026	74,478	67,686	67,661	+2.40%	+2.41%	4/9/2031	Charlottesville, VA	Retail	69%
137	Senior Loan	12/19/2024	70,045	58,200	58,184	+3.60%	+3.61%	1/9/2030	Chula Vista, CA	Retail	68%
138	Senior Loan	11/20/2025	58,600	58,600	58,577	+3.25%	+3.26%	12/9/2030	Yonkers, NY	Retail	63%
139	Senior Loan	6/27/2024	3,548	3,548	3,524	+3.00%	+3.12%	1/2/2027	Brooklyn, NY	Retail	49%
140	Senior Loan	6/27/2024	2,912	2,912	2,886	+3.25%	+3.33%	8/1/2027	New York, NY	Retail	13%
141	Senior Loan	6/27/2024	1,034	1,034	1,023	+3.25%	+3.60%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$291,617	$270,192	$270,067

Various
142	Senior Loan	11/7/2025	$91,000	$91,000	$91,000	+2.70%	+2.70%	11/9/2030	Santa Barbara, CA	Various	61%

Self Storage
143	Senior Loan	1/28/2021	$15,950	$15,950	$16,031	+5.50%	+5.79%	4/9/2026	Philadelphia, PA	Self Storage	79%

Total/Weighted Average			$8,448,238	$8,085,566	$8,084,714	+3.22%	+3.31%				66%
CECL Reserve					(57,626)
Loans receivable, net					$8,027,088
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$149,294	$162,526
Less: Interest expense	(91,584)	(104,814)
Interest income on mortgage loans held in securitization trusts	36,335	29,119
Less: Interest expense on mortgage obligations issued by securitization trusts	(31,626)	(25,819)
Net interest income	62,419	61,012
Other expenses
Management fee	9,356	9,264
Performance fee	—	—
General and administrative expenses	11,282	11,790
Real estate operating expenses	11,600	7,637
Depreciation and amortization	11,645	6,478
Interest expense on real estate	1,771	2,017
Less: Expense limitation	—	(342)
Add: Expense recoupment to sponsor	76	—
Net other expenses	45,730	36,844
Other income (loss)
Credit loss expense, net	20,019	10,701
Real estate operating income	13,852	9,528
Net change in unrealized gain (loss) on interest rate cap	(354)	(582)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	302	158
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(2,570)	(853)
Net unrealized gain (loss) on real estate, held-for-sale	488	—
Total other income (loss)	31,737	18,952
Net income before income taxes	48,426	43,120
Income tax expense	(289)	(480)
Net income	48,137	42,640
Preferred stock dividends	(4)	(4)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$48,133	$42,636
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during 2025.
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
As of March 31, 2026 and 2025, the Company had $0 and $357, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the three months ended March 31, 2026, $338 expense recoupments were paid to FS Real Estate Advisor and Rialto. As of March 31, 2026, there were $76 of expense recoupments payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the three months ended March 31, 2026, our expected credit loss reserve decreased by $20,019. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
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
Our FFO and MFFO are calculated for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
	2026	2025
Net income (GAAP)	$48,137	$42,640
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	11,645	6,478
Funds from operations	$59,782	$49,118
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	110	(787)
Straight-line rental income	(64)	(41)
Net change in unrealized (gain) loss on interest rate cap	354	582
Credit loss expense, net	(20,019)	(10,701)
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	(302)	(158)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	2,570	853
Unrealized (gain) loss on real estate, held-for-sale	(488)	—
Modified funds from operations	$41,943	$38,866
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
In general, our investments are valued by FS Real Estate Advisor based on market quotations, at amortized cost or at fair value determined in accordance with GAAP. In accordance with the valuation guidelines approved by our board of directors, FS Real Estate Advisor calculates our NAV per share for each class of our common stock as of the last calendar day of each month. For purposes of calculating our NAV, FS Real Estate Advisor uses the following valuation methods:
•Commercial real estate debt classified as held-for-investment is valued at amortized cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs. Mortgage-backed securities are classified as held-to-maturity when we intend to and can hold such securities until maturity and are valued at amortized cost, net of unamortized acquisition premium or discount. Our general CECL reserve is not considered impairment and is excluded from our NAV calculation consistent with other unrealized gains (losses) for investments expected to be held-to-maturity pursuant to our existing policy for calculating NAV. We recognize such potential credit losses in the NAV calculation if and when a loan is deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, the loan is written down through a loan specific reserve. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting for impaired loans, including significant judgments and assumptions included. At least quarterly, FS Real Estate Advisor, with assistance from our sub-adviser, evaluates for impairment each loan classified as held-for-investment.
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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2026:

Components of NAV	March 31, 2026
Cash and cash equivalents	$154,581
Restricted cash	38,138
Loans receivable	8,084,714
Mortgage-backed securities, at fair value	239,922
Interest receivable	86,511
Investments in real estate, held-for-investment	564,499
Investments in real estate, held-for-sale	117,701
Receivable for investment sold and repaid	103,657
Other assets	6,361
Mortgage loans held in securitization trusts, at fair value	2,352,276
Repurchase agreements payable, net	(2,217,718)
Credit facility payable, net	(828,511)
Collateralized loan obligations, net	(3,353,605)
Mortgage note payable, net	(124,700)
Accrued servicing fees(1)	(2,082)
Other liabilities	(116,342)
Mortgage obligations issued by securitization trusts, at fair value	(2,126,105)
Net asset value	$2,979,297
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2026:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$14,776	$20,135	$16,771	$1,649,146	$8,782	$92,065	$1,177,622	$2,979,297
Number of outstanding shares	587,312	843,658	683,368	66,497,344	357,074	3,732,419	49,312,053	122,013,228
NAV per share as of March 31, 2026	$25.1595	$23.8663	$24.5415	$24.8002	$24.5948	$24.6663	$23.8810
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of March 31, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Office	7.48%	6.40%
Multifamily	7.28%	5.55%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.9%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	2.6%	3.0%
(weighted average)	0.25% increase	(2.4)%	2.7%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of March 31, 2026:

Reconciliation of Stockholders' Equity to NAV	March 31, 2026
Total stockholders' equity under GAAP	$2,797,445
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,797,320
Adjustments:
Accrued stockholder servicing fees(1)	86,829
General CECL reserve(2)	58,230
Net unrealized real estate depreciation(3)	(12,279)
Accumulated depreciation and amortization(4)	58,382
Other adjustments(5)	(9,185)
Net asset value	$2,979,297
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
Liquidity and Capital Resources
As of March 31, 2026, we had $192,719 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of March 31, 2026, we had $3,433,662 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2026, we had unfunded loan commitments of $362,672. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	March 31, 2026	December 31, 2025
Debt-to-equity ratio(1)	2.3x	2.3x
Leverage-to-net assets ratio(2)	2.2x	2.1x
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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. Future Standard funded our offering costs in the amount of $30,518 for the period from November 7, 2016 (Inception) to March 31, 2026. Through March 31, 2026, we reimbursed $27,450 to FS Real Estate Advisor for offering expenses previously funded. As of March 31, 2026, $2,825 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities	$37,694	$39,094
Cash flows used in investing activities	(313,595)	(60,923)
Cash flows from financing activities	116,035	111,428
Net increase (decrease) in cash and cash equivalents and restricted cash	$(159,866)	$89,599
Cash flows from operating activities decreased $1,400 during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to the change in non-cash other income items in addition to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities decreased $252,672 during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to the increase in origination and fundings of loans receivables of $219,704 as well as a net decrease in principal collections from loans receivable, held-for-investment $114,041.
Cash flows from financing activities increased $4,607 during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to a net decrease in redemptions of common stock of $4,507.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
March 31, 2026	$3,354,385	$3,074,256	$3,716,782
December 31, 2025	$2,894,173	$3,735,493	$3,735,493
September 30, 2025	$2,595,015	$2,465,384	$2,621,542
June 30, 2025	$2,655,737	$2,642,231	$2,685,156
March 31, 2025	$2,186,617	$2,553,029	$2,553,029
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a full discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our accounting policies and significant accounting estimates.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 96% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
Pursuant to the terms of the FS Rialto 2021-FL2, 2021-FL3, 2024-FL9, 2025-FL10, and 2026-FL11 the WF-1 Facility, the GS-1 Facility, the BB-1 Facility, the MS-1 Facility, the Barclays Revolving Credit Facility, the NTX-1 Facility, the BMO-1 Facility, the Lucid Facility, the Natixis loan, the MM-1 Facility, the WF-2 Facility, the CB-1 Facility, the Finance Blue Facility, the JP-1 Facility, the CO-1 Facility, and the Citi Facility borrowings are at a floating-rate based on SOFR, and the pricing rate for any specific transaction executed under the RBC Facility may be charged, pursuant to the terms agreed for that transaction, at a floating-rate based on SOFR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
We may seek to limit the impact of rising interest rates on earnings and cash flows through the use of derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2026:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(33,141)	$(29,484)	$(3,657)	(1.7)%
Down 25 basis points(1)	$(17,525)	$(14,742)	$(2,783)	(1.3)%
No change	—	—	—	—
Up 25 basis points	$18,932	$14,742	$4,190	1.9%
Up 50 basis points	$38,403	$29,484	$8,919	4.1%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K, as supplemented by this Quarterly Report on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2026	1,530,327	$24.22	1,530,327	—
February 1 - February 28, 2026	1,915,331	$24.45	1,915,331	—
March 1 - March 31, 2026	2,598,232	$24.35	2,598,232	—
Total	6,043,890		6,043,890	—
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

4.1
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-11, as filed by the Registrant with the SEC on April 10, 2026).

10.1
Tenth Amendment to Master Repurchase Agreement, dated as of April 21, 2026, between FS CREIT Finance BB-1 LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on April 21, 2026).

10.2
Fifth Amendment to Master Repurchase Agreement, dated as of April 29, 2026, between FS CREIT Finance BMO-1 LLC and Bank of Montreal (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed by the Registrant with the SEC on April 30, 2026).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)