Form 10-Q
period 2026-06-30
FS Credit Real Estate Income Trust, Inc.
filed 2026-08-14
CIK 1690536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
As of August 7, 2026, there were 583,911 outstanding shares of Class F common stock, 843,658 outstanding shares of Class Y common stock, 640,824 outstanding shares of Class T common stock, 68,239,080 outstanding shares of Class S common stock, 351,208 outstanding shares of Class D common stock, 3,414,659 outstanding shares of Class M common stock and 52,868,616 outstanding shares of Class I common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
FS Credit Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$174,100	$265,361
Restricted cash	39,273	87,224
Loans receivable, held-for-investment, net of credit loss allowances of $69,864 and $77,270	8,421,115	7,764,337
Mortgage-backed securities held-to-maturity, net of credit loss allowances of $0 and $59	—	30,051
Mortgage-backed securities, at fair value, credit loss allowances of $23,813 and $23,895	193,906	201,618
Investments in real estate, held-for-investment	514,424	423,363
Investments in real estate, held-for-sale	116,851	223,167
Receivable for investments sold and repaid	44,794	19,833
Interest receivable	100,331	72,964
Other assets	16,287	16,656
Mortgage loans held in securitization trusts, at fair value	1,754,665	2,654,570
Total assets(1)	$11,375,746	$11,759,144
Liabilities
Collateralized loan obligations, net	$3,317,879	$2,510,160
Repurchase agreements payable, net	2,238,780	2,663,928
Credit facilities payable, net	1,121,452	1,042,958
Mortgage note payable, net	124,700	124,700
Due to related party	86,901	92,921
Interest payable	15,034	25,185
Payable for shares repurchased	29,796	38,573
Other liabilities	57,475	35,377
Mortgage obligations issued by securitization trusts, at fair value	1,614,280	2,408,636
Total liabilities(1)	8,606,297	8,942,438
Commitments and contingencies (See Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 125 and 125 issued and outstanding, respectively	—	—
Class F common stock, $0.01 par value, 125,000,000 shares authorized, 582,636 and 583,372 issued and outstanding, respectively	6	6
Class Y common stock, $0.01 par value, 125,000,000 shares authorized, 843,658 and 843,658 issued and outstanding, respectively	8	8
Class T common stock, $0.01 par value, 125,000,000 shares authorized, 664,169 and 695,928 issued and outstanding, respectively	7	7
Class S common stock, $0.01 par value, 125,000,000 shares authorized, 66,581,300 and 67,157,395 issued and outstanding, respectively	666	672
Class D common stock, $0.01 par value, 125,000,000 shares authorized, 354,021 and 372,610 issued and outstanding, respectively	4	4
Class M common stock, $0.01 par value, 125,000,000 shares authorized, 3,421,662 and 3,864,662 issued and outstanding, respectively	34	39
Class I common stock, $0.01 par value, 300,000,000 shares authorized, 49,312,173 and 49,713,386 issued and outstanding, respectively	493	497
Additional paid-in capital	2,968,627	2,977,770
Accumulated other comprehensive income (loss)	(1,707)	(1,401)
Retained earnings (accumulated deficit)	(198,689)	(160,896)
Total stockholders' equity	2,769,449	2,816,706
Total liabilities and stockholders' equity	$11,375,746	$11,759,144
_______________________________
(1)    The June 30, 2026 and December 31, 2025 consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse to FS Credit Real Estate Income Trust, Inc. As of June 30, 2026 and December 31, 2025, assets of the VIEs totaled $5,763,975 and $5,709,015, respectively, and liabilities of the VIEs totaled $4,938,775 and $4,924,443, respectively. See Note 10 to our consolidated financial statements included herein for further details.

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$147,220	$162,427	$296,514	$324,953
Less: Interest expense	(93,318)	(97,639)	(184,902)	(202,453)
Interest income on mortgage loans held in securitization trusts	35,028	34,954	71,363	64,073
Less: Interest expense on mortgage obligations issued by securitization trusts	(30,492)	(30,684)	(62,118)	(56,503)
Net interest income	58,438	69,058	120,857	130,070
Other expenses
Management fee	9,260	9,174	18,616	18,438
General and administrative expenses	10,774	12,393	22,056	24,183
Real estate operating expenses	10,994	8,336	22,594	15,973
Depreciation and amortization	4,942	4,364	16,587	10,842
Interest expense on real estate	1,871	2,040	3,642	4,057
Less: Expense limitation	—	(1,247)	—	(1,589)
Add: Expense recoupment to sponsor	467	—	543	—
Net other expenses	38,308	35,060	84,038	71,904
Other income (loss)
Credit loss expense, net	(12,339)	(16,853)	7,680	(6,152)
Real estate operating income	14,796	12,900	28,648	22,428
Net change in unrealized gain (loss) on interest rate cap	(453)	(631)	(807)	(1,213)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(128)	(954)	174	(796)
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(467)	1,223	(3,037)	370
Net unrealized gain (loss) on real estate, held-for-sale	(850)	(2,342)	(362)	(2,342)
Total other income (loss)	559	(6,657)	32,296	12,295
Net income before income taxes	20,689	27,341	69,115	70,461
Income tax expense	(270)	(261)	(559)	(741)
Net income	20,419	27,080	68,556	69,720
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$20,415	$27,076	$68,548	$69,712
Per share information—basic and diluted
Net income per share of common stock - basic	$0.17	$0.23	$0.56	$0.57
Net income per share of common stock - diluted	$0.16	$0.22	$0.54	$0.56

Weighted average common stock outstanding - basic	122,701,902	119,976,846	123,502,653	121,239,780
Weighted average common stock outstanding - diluted	126,325,835	122,396,378	127,039,129	123,492,967

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$20,419	$27,080	$68,556	$69,720
Other comprehensive income
Net change in unrealized gain (loss) on mortgage-backed securities available-for-sale	231	593	(306)	1,568
Total other comprehensive income (loss)	231	593	(306)	1,568
Comprehensive income	$20,650	$27,673	$68,250	$71,288

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Three Months Ended June 30, 2026
Balance as of March 31, 2026	$6	$8	$7	$665	$4	$37	$493	$2,964,800	$(1,938)	$(166,637)	$2,797,445
Common stock issued	—	—	—	16	—	—	17	73,628	—	—	73,661
Distributions declared	—	—	—	—	—	—	—	—	—	(52,467)	(52,467)
Proceeds from distribution reinvestment plan	—	—	—	6	—	—	4	25,325	—	—	25,335
Repurchases of common stock	—	—	—	(21)	—	(3)	(21)	(108,437)	—	—	(108,482)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,256)	—	—	(1,256)
Offering costs	—	—	—	—	—	—	—	(736)	—	—	(736)
Performance contingent rights issued	—	—	—	—	—	—	—	7,844	—	—	7,844
Restricted stock units issued	—	—	—	—	—	—	—	7,459	—	—	7,459
Net income	—	—	—	—	—	—	—	—	—	20,419	20,419
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	231	—	231
Balance as of June 30, 2026	$6	$8	$7	$666	$4	$34	$493	$2,968,627	$(1,707)	$(198,689)	$2,769,449

Three Months Ended June 30, 2025
Balance as of March 31, 2025	$7	$8	$8	$644	$4	$41	$478	$2,855,273	$(2,189)	$(125,850)	$2,728,424
Common stock issued	—	—	—	19	—	—	21	97,305	—	—	97,345
Distributions declared	—	—	—	—	—	—	—	—	—	(53,197)	(53,197)
Proceeds from distribution reinvestment plan	—	—	—	5	—	—	6	26,237	—	—	26,248
Repurchases of common stock	(1)	—	—	(21)	—	(2)	(24)	(119,077)	—	—	(119,125)
Stockholder servicing fees	—	—	—	—	—	—	—	(1,072)	—	—	(1,072)
Offering costs	—	—	—	—	—	—	—	(731)	—	—	(731)
Restricted stock units issued	—	—	—	—	—	—	—	7,352	—	—	7,352
Net income	—	—	—	—	—	—	—	—	—	27,080	27,080
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	593	—	593
Balance as of June 30, 2025	$6	$8	$8	$647	$4	$39	$481	$2,865,287	$(1,596)	$(151,971)	$2,712,913

__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class F	Common Stock Class Y	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class M	Common Stock Class I	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Six Months Ended June 30, 2026
Balance as of December 31, 2025	$6	$8	$7	$672	$4	$39	$497	$2,977,770	$(1,401)	$(160,896)	$2,816,706
Common stock issued	—	—	—	37	—	—	33	164,960	—	—	165,030
Distributions declared	—	—	—	—	—	—	—	—	—	(106,341)	(106,341)
Proceeds from distribution reinvestment plan	—	—	—	12	—	—	9	51,381	—	—	51,402
Repurchases of common stock	—	—	—	(55)	—	(5)	(46)	(255,542)	—	—	(255,648)
Stockholder servicing fees	—	—	—	—	—	—	—	(823)	—	—	(823)
Offering costs	—	—	—	—	—	—	—	(1,238)	—	—	(1,238)
Performance contingent rights issued	—	—	—	—	—	—	—	17,200	—	—	17,200
Restricted stock units issued	—	—	—	—	—	—	—	14,919	—	—	14,919
Net income	—	—	—	—	—	—	—	—	—	68,556	68,556
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(306)	—	(306)
Balance as of June 30, 2026	$6	$8	$7	$666	$4	$34	$493	$2,968,627	$(1,707)	$(198,689)	$2,769,449

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$7	$8	$8	$648	$4	$46	$482	$2,883,909	$(3,164)	$(114,298)	$2,767,650
Common stock issued	—	—	—	44	—	—	49	220,985	—	—	221,078
Distributions declared	—	—	—	—	—	—	—	—	—	(107,385)	(107,385)
Proceeds from distribution reinvestment plan	—	—	—	11	—	—	11	53,260	—	—	53,282
Repurchases of common stock	(1)	—	—	(56)	—	(7)	(61)	(305,458)	—	—	(305,583)
Stockholder servicing fees	—	—	—	—	—	—	—	(514)	—	—	(514)
Offering costs	—	—	—	—	—	—	—	(1,659)	—	—	(1,659)
Restricted stock units issued	—	—	—	—	—	—	—	14,764	—	—	14,764
Net income	—	—	—	—	—	—	—	—	—	69,720	69,720
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,568	—	1,568
Balance as of June 30, 2025	$6	$8	$8	$647	$4	$39	$481	$2,865,287	$(1,596)	$(151,971)	$2,712,913

__________________________
(1)    Comprised solely of unrealized gain (loss) on mortgage-backed securities, available for sale

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$68,556	$69,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Performance contingent rights issued	17,200	—
Restricted stock units	14,919	14,764
Amortization of deferred fees on loans and debt securities	(10,149)	(14,431)
Amortization of deferred financing costs and discount	7,813	18,466
Credit loss expense, net	(7,680)	6,152
Net unrealized (gain) loss on valuation of interest rate cap	807	1,213
Real estate depreciation and amortization	16,587	10,842
Net unrealized (gain) loss on mortgage-backed securities, fair value option	(174)	796
Net unrealized (gain) loss on mortgage loans and obligations held in securitization trusts	3,037	(370)
Net unrealized (gain) loss on real estate, held-for-sale	362	2,342
Changes in assets and liabilities
Reimbursement due from (due to) sponsor	—	(1,108)
Interest receivable	(27,367)	(4,100)
Other assets	(438)	(903)
Due to related party	397	—
Interest payable	(10,151)	2,603
Other liabilities	22,738	(18,556)
Net cash provided by (used in) operating activities	96,457	87,430
Cash flows from investing activities
Origination and fundings of loans receivable	(1,857,936)	(793,415)
Principal collections from loans receivable, held-for-investment	1,187,229	810,484
Exit and extension fees received on loans receivable, held-for-investment	5,703	5,249
Purchases of mortgage-backed securities, at fair value	(65,628)	(64,043)
Principal repayments of mortgage-backed securities, at fair value	73,953	42,373
Principal repayments of mortgage-backed securities, held-to-maturity	30,000	50,300
Purchases of mortgage loans held in securitization trusts, at fair value	—	(62,314)
Principal repayments of mortgage loans held in securitization trusts at fair value	102,757	2,145
Capital improvements to real estate	(1,585)	(4,765)
Net cash provided by (used in) investing activities	(525,507)	(13,986)
Cash flows from financing activities
Issuance of common stock	165,030	221,078
Repurchases of common stock	(264,425)	(313,081)
Stockholder distributions paid	(55,453)	(54,165)
Stockholder servicing fees paid	(7,327)	(7,164)
Offering costs paid	(1,238)	(1,659)
Borrowings under repurchase agreements	1,013,771	1,281,347
Repayments under repurchase agreements	(1,436,920)	(571,824)
Borrowings under credit facilities	1,019,018	367,303
Repayments under credit facilities	(941,880)	(367,266)
Proceeds from issuance of collateralized loan obligations	897,561	888,011
Repayment of collateralized loan obligations	(87,096)	(1,455,502)
Payment of deferred financing costs	(11,203)	(10,308)
Net cash provided by (used in) financing activities	289,838	(23,230)
Total increase (decrease) in cash, cash equivalents and restricted cash	(139,212)	50,214
Cash, cash equivalents and restricted cash at beginning of period	352,585	90,540
Cash, cash equivalents and restricted cash at end of period	$213,373	$140,754

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information and non-cash financial activities
Payments of interest	$190,882	$185,441
Accrued stockholder servicing fee	$(6,504)	$(6,650)
Distributions payable	$8,350	$8,607
Reinvestment of stockholder distributions	$51,402	$53,282
Payable for shares repurchased	$29,796	$35,006
Loan principal payments held by servicer	$44,794	$66,350
Payable for investments purchased	$—	$3,082
Consolidation of securitization trusts	$—	$532,214
Deconsolidation of securitization trusts	$(773,905)	$—
Modifications accounted for as repayments and new loans	$40,676	$—
Transfer of loans receivable held-for-investments to investments in real estate, held-for-sale	$—	$(105,000)
Transfer of investments in real estate, held-for-sale to investments in real estate, held-for-investment	$106,063	$—

See notes to unaudited consolidated financial statements.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Credit Real Estate Income Trust, Inc. (the "Company"), was incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. The Company is managed by FS Real Estate Advisor, LLC, ("FS Real Estate Advisor" or the "adviser"), a subsidiary of the Company’s sponsor, Franklin Square Holdings, L.P., which does business as Future Standard ("Future Standard"), a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto Capital Management, LLC, ("Rialto" or the "sub-adviser") to act as its sub-adviser. The Company is currently conducting a public offering of up to $2,500,000 of its Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the "SEC"), consisting of up to $2,250,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan. The Company is also conducting a private offering of its Class I common stock to certain accredited investors.
The Company has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company intends to be an investment vehicle of indefinite duration focused on real estate debt investments and other real estate-related assets. The shares of common stock are generally intended to be sold and repurchased by the Company on a continuous basis. The Company intends to conduct its operations so that it is not required to register under the Investment Company Act of 1940, as amended (the "1940 Act").
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs"), of which the Company is the primary beneficiary, as of June 30, 2026. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s unaudited consolidated balance sheets to the total amount shown in the Company’s unaudited consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$174,100	$108,897
Restricted cash	39,273	31,857
Total cash, cash equivalents and restricted cash	$213,373	$140,754
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
Mortgage-Backed Securities: Mortgage-backed securities are classified as held-to-maturity or available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet's date. Mortgage-backed securities are classified as held-to-maturity when the Company intends to, and has the ability to, hold until maturity. Held-to-maturity securities are stated at amortized cost on the consolidated balance sheets. The Company’s remaining mortgage-backed securities are classified as either available-for-sale or accounted for under the fair value option and are reported at fair value on the consolidated balance sheets as components of Mortgage-backed securities, at fair value. The Company elected the fair value option for all mortgage-backed securities acquired during the three and six months ended June 30, 2026. Changes in fair value for mortgage-backed securities accounted for under the fair value option are recorded in the consolidated statements of operations as a component of Net change in unrealized gain (loss) on mortgage-backed securities, fair value option. The Company chose to elect the fair value option in order to simplify the accounting treatment for its investment securities. The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. Prior to the quarter ended June 30, 2023, all mortgage-backed securities acquired that were not classified as held-to-maturity were classified as available-for-sale, stated at fair value and the changes in fair value are recorded in other comprehensive income. The Company’s held-to-maturity and available-for-sale securities were subject to CECL (defined below), as discussed below.
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
Loans are considered past due when payments are not made in accordance with the contractual terms. The Company does not accrue interest on loans if it is not probable that payments of such interest will be collected. Unless the loan is both well secured and in the process of collection, loans are placed on non-accrual status when principal or interest is 120 days or more past due or when repayment of interest and principal is, in our judgment, in doubt. Interest receivable deemed uncollectible will be immediately written off by reversing the related interest income. Interest payments received on non-accrual loans are generally recognized as interest income on a cash basis. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms. Refer to Note 3 and Note 4 of this document for our disclosure of any investments placed on non-accrual. As of June 30, 2026 and December 31, 2025, the amortized cost of loans on non-accrual status was $322,652 and $219,481, respectively.
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the registration statement and salaries and direct expenses of FS Real Estate Advisor’s personnel, employees of its respective affiliates and others while engaged in such activities. The Company may reimburse FS Real Estate Advisor and Rialto for any offering expenses that they incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised after such time. During the period from November 7, 2016 (Inception) to June 30, 2026, the Company incurred offering costs of $30,879, which were paid on its behalf by Future Standard (see Note 7).
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
Uncertainty in Income Taxes: The Company evaluates each of its tax positions to determine if they meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the unaudited consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the unaudited consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company did not incur any interest or penalties and none were accrued at June 30, 2026.
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
The valuation of the Company's interest rate caps are determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Note 3. Loans Receivable, net
The following table details overall statistics for the Company's loans receivable portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Number of loans	139	140
Principal balance	$8,491,260	$7,845,350
Net book value	$8,421,115	$7,764,337
Unfunded loan commitments(1)	$379,938	$332,562
Weighted-average cash coupon(2)(3)	+3.09%	+3.31%
Weighted-average all-in yield(2)(3)	+3.16%	+3.41%
Weighted-average maximum maturity (years)(4)	2.7	2.5
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
(3)    As of June 30, 2026 and December 31, 2025, the one-month SOFR rate was 3.65% and 3.69%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers, however, loans may be repaid prior to such date.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

For the six months ended June 30, 2026 and 2025, the activity in the Company's loan portfolio was as follows:

	For the Six Months Ended June 30,
	2026	2025
Loans receivable at beginning of period	$7,841,607	$7,496,474
Loan fundings(1)	1,898,612	793,415
Loan repayments(1)	(1,252,866)	(730,375)
Amortization of deferred fees on loans	9,329	11,336
Exit and extension fees received on loans receivable	(5,703)	(5,249)
Transfer to investments in real estate, net	—	(105,000)
Total loans receivable	8,490,979	7,460,601
CECL reserve	(69,864)	(99,816)
Loans receivable, net	$8,421,115	$7,360,785
__________________________
(1)    Inclusive of $40,676 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on March 27, 2026, a new collateral secured loan with a new borrower with a risk rating of 3 was entered into from a previously owned risk rated 3 senior loan with a principal balance of $40,680. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $180.
The following tables detail the property type and geographic location of the properties securing the loans in the Company's loans receivable, held-for-investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Multifamily	$4,233,156	50%	$4,250,284	54%
Office	1,300,287	15%	801,387	10%
Industrial	1,248,403	15%	780,707	10%
Hospitality	703,193	8%	1,039,723	13%
Mixed Use	644,011	8%	527,356	7%
Retail	270,929	3%	334,980	4%
Various	91,000	1%	91,000	1%
Self Storage	—	0%	16,170	1%
Total loans receivable	8,490,979	100%	7,841,607	100%
CECL reserve	(69,864)		(77,270)
Loans receivable, net	$8,421,115		$7,764,337

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	June 30, 2026 (Unaudited)		December 31, 2025
Geographic Location(1)	Net Book Value	Percentage	Net Book Value	Percentage
South	$3,348,502	40%	$3,576,258	46%
Northeast	2,334,701	27%	1,797,634	23%
West	1,387,114	16%	1,443,603	18%
Various	988,018	12%	589,909	8%
Midwest	432,644	5%	434,203	5%
Total loans receivable	8,490,979	100%	7,841,607	100%
CECL reserve	(69,864)		(77,270)
Loans receivable, net	$8,421,115		$7,764,337
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
The following table allocates the net book value of the Company's loans receivable, held-for-investment portfolio based on the Company's internal risk ratings:

	June 30, 2026 (Unaudited)			December 31, 2025
Risk Rating	Number of Loans	Net Book Value	Percentage	Number of Loans	Net Book Value	Percentage
1	—	$—	—	—	$—	—
2	—	—	—	—	—	—
3	121	7,338,492	86%	127	7,229,226	92%
4	10	853,404	10%	9	491,893	6%
5	8	299,083	4%	4	120,488	2%
Total loans receivable	139	8,490,979	100%	140	7,841,607	100%
CECL reserve		(69,864)			(77,270)
Loans receivable, net, at end of period		$8,421,115			$7,764,337
The Company's primary credit quality indicator is its risk ratings, which are further discussed in Note 2. The following tables present the net book value of its loans receivable, held-for-investment portfolio as of June 30, 2026 and December 31, 2025, respectively, by year of origination and risk rating:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Net Book Value of Loans Receivable by Year of Origination June 30, 2026 (Unaudited)

Risk Rating	2026	2025	2024	2023	2022	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,776,943	2,232,897	551,964	304,306	1,329,443	1,142,939	7,338,492
4	—	—	—	—	734,829	118,575	853,404
5	—	—	—	—	62,930	236,153	299,083
Total loans receivable	$1,776,943	$2,232,897	$551,964	$304,306	$2,127,202	$1,497,667	8,490,979
CECL reserve							(69,864)
Loans receivable, net							$8,421,115

	Net Book Value of Loans Receivable by Year of Origination December 31, 2025

Risk Rating	2025	2024	2023	2022	2021	Prior	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	2,361,114	687,623	401,167	2,322,908	1,359,935	96,479	7,229,226
4	—	—	—	374,409	117,484	—	491,893
5	—	—	—	62,931	34,994	22,563	120,488
Total loans receivable	$2,361,114	$687,623	$401,167	$2,760,248	$1,512,413	$119,042	7,841,607
CECL reserve							(77,270)
Loans receivable, net							$7,764,337
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
The following table provides details on the changes in CECL reserve for funded loans by investment pool for the three and six months ended June 30, 2026 and 2025, recorded in loans receivable, held-for-investment on the consolidated balance sheets:

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2025	$71,028	$6,242	$77,270
Increase (decrease) in general CECL reserve	(19,892)	248	(19,644)
CECL reserve as of March 31, 2026	51,136	6,490	57,626
Increase (decrease) in general CECL reserve	12,761	(523)	12,238
CECL reserve as of June 30, 2026	$63,897	$5,967	$69,864

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$83,398	$10,266	$93,664
Increase (decrease) in general CECL reserve	(11,583)	724	(10,859)
CECL reserve as of March 31, 2025	71,815	10,990	82,805
Increase (decrease) in general CECL reserve	16,439	572	17,011
CECL reserve as of June 30, 2025	$88,254	$11,562	$99,816
As of June 30, 2026 and 2025, the Company's specific CECL reserve balance was $0 and $0, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)
The following table summarizes our risk rated 5 loans as of June 30, 2026, which were analyzed for specific CECL reserves:

Loan Type	Origination Date	Location	Property Type	Amortized Cost	Specific CECL Reserve	Non-accrual Status
Senior Loan	3/12/2021	San Francisco, CA	Office	$34,994	—	Cash basis - September 2024
Senior Loan	7/18/2018	Gaithersburg, MD	Hospitality	$22,500	—	Cash basis - January 2025
Senior Loan	5/12/2022	Aurora, CO	Multifamily	$57,145	—	Cash basis - January 2026
Mezz Loan	5/12/2022	Aurora, CO	Multifamily	$5,785	—	Cash basis - May 2025
Senior Loan	7/28/2021	Sandy Springs, GA	Multifamily	$42,800	—	N/A
Senior Loan	12/15/2021	Arlington, TX	Multifamily	$27,590	—	N/A
Senior Loan	6/23/2021	Roswell, GA	Multifamily	$48,944	—	N/A
Senior Loan	8/2/2021	Austin, TX	Multifamily	$58,945	—	Cash basis - June 2026
The risk rated 5 loans were determined to be collateral dependent as of June 30, 2026. Loans are assigned a risk rating of 5 when an impairment or a loss is likely and/or foreclosure is probable. The allowance for expected credit losses for loans when foreclosure is probable may be zero if the fair value of the collateral on the measurement date exceeds the amortized cost basis of the loan. The Company estimated expected losses based on the fair value of the collateral of the loan, which was determined by applying a capitalization rate between 5.50% and 9.25%, and a discount rate between 7.50% and 10.50%.

The following table presents an aging analysis for the Company's portfolio of loans held-for-investment on amortized cost basis:

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
June 30, 2026(1)	$7,470,467	$358,841	$144,159	$511,874	$8,485,341
December 31, 2025(2)	$7,344,683	$—	$54,440	$437,091	$7,836,214
_________________________________
(1)    As of June 30, 2026, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $189,223.
(2)    As of December 31, 2025, the total amortized cost basis for loans with interest income payments of 90 days or more past due that were not placed on non-accrual status was $308,392.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2026, the Company had unfunded commitments of $379,938. The expected credit losses over the contractual period of its loans are subject to the obligation to extend credit through its unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to the Company's unfunded loan commitments.
The following table provides details on the changes in CECL reserve for unfunded loan commitments by investment pool for the three and six months ended June 30, 2026 and 2025, recorded in other liabilities on the Company's consolidated balance sheets:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Loans Receivable, net (continued)

	Unfunded Commitments CECL Reserve
	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2025	$863	$2	$865
Increase (Decrease) in CECL reserve	(271)	10	(261)
CECL reserve as of March 31, 2026	592	12	604
Increase (Decrease) in general CECL reserve	129	(2)	127
CECL reserve as of June 30, 2026	$721	$10	$731

	Senior Loans	Mezzanine Loans	Total
CECL Reserve as of December 31, 2024	$1,439	$88	$1,527
Increase (Decrease) in CECL reserve	(531)	(66)	(597)
CECL reserve as of March 31, 2025	908	22	930
Increase (Decrease) in general CECL reserve	219	(22)	197
CECL reserve as of June 30, 2025	$1,127	$—	$1,127

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
The table below summarizes various attributes of the Company's investments in CMBS reported at fair value as of June 30, 2026 and December 31, 2025, respectively:

				Gross Unrealized			Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Allowance for Credit Losses	Gains	Losses	Fair Value	Coupon	Maturity (years)
June 30, 2026 (Unaudited)
CMBS, available-for-sale	$48,325	$43,985	$(23,813)	$—	$(1,705)	$18,466	9.35%(1)	11.9
CMBS, fair value option	$181,251	$175,227	$—	$925	$(711)	$175,440	5.63%(1)	6.0
December 31, 2025
CMBS, available-for-sale	$63,957	$59,677	$(23,895)	$96	$(1,496)	$34,382	9.26%(2)	12.5
CMBS, fair value option	$170,298	$167,197	$—	$707	$(668)	$167,236	6.10%(2)	5.7
__________________________
(1)    Calculated using the one-month SOFR rate of 3.65% as of June 30, 2026.
(2)    Calculated using the one-month SOFR rate of 3.69% as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, there were two CMBS, classified as available-for-sale on non-accrual status with a total amortized cost of $24,763 and $24,953, respectively. All future interest collections will be accounted for under the cost recovery method.
The Company uses a discounted cash flow method to estimate and recognize an allowance for its available-for sale securities. The following table provides details on the changes in allowance for credit losses for available-for sale securities for the six months ended June 30, 2026:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

Six Months Ended June 30, 2026
Allowance for credit losses as of December 31, 2025	$(23,895)
Additions on securities for which credit losses were not previously recorded	—
(Increase) decrease on securities with previously recorded credit losses	82
Allowance for credit losses as of June 30, 2026	$(23,813)
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities for which an allowance for credit losses has not been recorded that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively:

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
June 30, 2026 (Unaudited)
CMBS, available-for-sale	$—	$17,517	$—	$(1,705)
December 31, 2025
CMBS, available-for-sale	$—	$19,348	$—	$(1,496)
As of June 30, 2026 and December 31, 2025, there were two and three securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the cost of the securities.
Mortgage-Backed Securities, Held-to-Maturity
As of June 30, 2026, the Company had no investments in held-to-maturity CMBS, the table below summarizes various attributes of the Company's investments in held-to-maturity CMBS as of December 31, 2025:

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
December 31, 2025
CMBS, held-to-maturity	$30,110	$(59)	$30,051	$—	$(147)	$29,904
The following table provides details on the changes in CECL reserve for held-to-maturity CMBS for the three and six months ended June 30, 2026 and 2025:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Mortgage Backed Securities (continued)

CECL Reserve as of December 31, 2025	$59
Increase (decrease) in CECL reserve	(59)
CECL reserve as of March 31, 2026	—
Increase (Decrease) in CECL reserve	—
CECL reserve as of June 30, 2026	$—

CECL Reserve as of December 31, 2024	$137
Increase (decrease) in CECL reserve	(29)
CECL reserve as of March 31, 2025	108
Increase (Decrease) in CECL reserve	(19)
CECL reserve as of June 30, 2025	$89
As of June 30, 2026, the Company had no investments in held-to-maturity CMBS, the table below summarizes the maturities of the Company's investments in held-to-maturity CMBS as of December 31, 2025:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2025
CMBS, held-to-maturity	$30,110	$—	$30,110	$—	$—
Note 5. Real Estate
Investments in real estate, held-for-investment, consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Building and building improvements	$402,161	$323,519
Land and land improvements	114,824	91,318
Furniture, fixtures and equipment	8,576	7,312
In-place lease intangibles	52,188	47,952
Total	577,749	470,101
Accumulated depreciation and amortization	(63,325)	(46,738)
Investments in real estate, held-for-investment	$514,424	$423,363

The following table details the Company's future amortization of intangible assets for each of the next five years and thereafter:

Amortization
2026 (remaining)	$2,031
2027	5,098
2028	3,879
2029	3,803
2030	3,010
Thereafter	1,519
Total	$19,340

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Real Estate (continued)

The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Contractual Lease Payments
2026 (remaining)	$22,261
2027	24,637
2028	16,925
2029	16,397
2030	16,709
Thereafter	6,930
Total	$103,859
Investments in Real Estate, Held-for-Sale
Investments in real estate, held-for-sale as of June 30, 2026, included three multifamily properties located in Antioch, TN, Doraville, GA, and Philadelphia, PA with an aggregate carrying value of $116,851. Depreciation and amortization are suspended for these properties and the assets are carried at the lower of the asset’s carrying amount or fair value less estimated costs to sell.
During the six months ended June 30, 2026, the Company determined that an investment in real estate previously classified as held-for-sale no longer met the criteria for held‑for‑sale accounting due to the Company’s revised disposition strategy. Accordingly, the property was reclassified to held-for-investment and measured at the lower of its carrying amount prior to held‑for‑sale classification, adjusted for depreciation that would have been recognized, or its fair value at the reclassification date. The resulting carrying amount did not give rise to an impairment loss during the period. Depreciation and amortization expense related to the property resumed prospectively upon reclassification. The value of the asset immediately following reclassification to held-for-investment was $99,634. The remeasurement upon reclassification included a reduction of $6,320 related to depreciation and amortization that would have been recognized had the property been classified as held-for-investment since acquisition. This adjustment was recorded within depreciation and amortization expense within the Consolidated Income Statement.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements
The following tables present summary information with respect to the Company's outstanding financing arrangements as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026 (Unaudited)
Arrangement	Weighted Average Spread(1)	Amount Outstanding(2)	Amount Available	Maturity Date	Carrying Amount of Collateral	Fair Value of Collateral
Collateralized Loan Obligations
2021-FL2 Notes	+2.00%(3)	$296,149	$—	May 5, 2038	$434,296	$435,710
2021-FL3 Notes	+1.82%(3)	504,403	—	November 4, 2036	712,407	699,727
2024-FL9 Notes	+1.96%(3)	746,894	—	October 21, 2039	858,389	857,492
2025-FL10 Notes	+1.59%(3)	890,237	—	August 19, 2042	936,890	936,407
2026-FL11 Notes	+1.61%(3)	897,561	—	January 20, 2044	1,034,384	1,034,634
		3,335,244	—		3,976,366	3,963,970
Repurchase Agreements
WF-1 Facility	+1.60%(4)	33,597	466,403	November 26, 2026	44,035	43,350
GS-1 Facility	+1.77%(5)	347,096	252,904	April 25, 2028	442,395	445,401
BB-1 Facility	+1.50%(3)	43,918	656,082	February 21, 2029	54,898	54,898
MS-1 Facility	+1.47%(4)	189,600	160,400	December 9, 2030	236,973	237,000
RBC Facility	+0.87%(6)	25,288	—	N/A	25,516	25,438
NTX-1 Facility	+1.28%(4)	41,600	158,400	December 29, 2029	51,982	52,000
BMO-1 Facility	+1.60%(4)	37,120	—	April 17, 2028	46,384	46,400
Lucid Facility	+0.82%	28,161	—	N/A	44,082	43,901
WF-2 Facility	+2.00%(4)	89,391	124,037	October 18, 2026	127,335	125,798
Finance Blue Facility	+1.60%(4)	32,413	22,918	February 17, 2028	42,936	42,735
CB-1 Facility	+1.91%(4)	422,361	336,020	September 9, 2028	659,558	653,508
JP-1 Facility	+1.95%(4)	487,006	125,306	October 15, 2030	620,457	617,017
CO-1 Facility	+1.35%(4)	377,031	372,969	November 19, 2027	471,214	471,289
Citi Facility	+0.63%	93,988	—	N/A	117,983	118,664
		2,248,570	2,675,439		2,985,748	2,977,399
Revolving Credit Facility
MM-1 Facility	+2.05%(7)	965,914	534,086	September 17, 2034	1,344,430	1,352,348
Barclays Facility	(8)	175,000	225,000	April 24, 2027	—	—
		1,140,914	759,086		1,344,430	1,352,348

Mortgage Loan	++2.15%(7)	124,700	2,000	July 9, 2026(9)	147,335	185,000
Total		$6,849,428	$3,436,525		$8,453,879	$8,478,717
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
(9)    In July 2026, the Company extended the mortgage loan one year to July 9, 2027.

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
The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2026 were $6,514,371 and 5.52%, respectively. The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2025 were $5,827,732 and 6.24%, respectively.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2026 and December 31, 2025.
Maturities
The Company generally requires the amount outstanding on debt obligations to be paid down before the financing arrangement's respective maturity date. The following table sets forth the Company's repayment schedule for secured financings outstanding as of June 30, 2026 based on the maturity date of each financing arrangement:

	Collateralized Loan Obligations(1)	Repurchase Agreements	Revolving Credit Facilities	Mortgage Loan	Total
2026	$260,655	$270,425	$—	$124,700	$655,780
2027	573,925	377,031	175,000	—	1,125,956
2028	299,809	838,990	—	—	1,138,799
2029	273,702	85,518	—	—	359,220
2030	1,282,078	676,606	—	—	1,958,684
Thereafter	645,075	—	965,914	—	1,610,989
Total	$3,335,244	$2,248,570	$1,140,914	$124,700	$6,849,428
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
Collateralized Loan Obligations
The Company financed certain pools of loans through collateralized loan obligations, which include 2021-FL2, 2021-FL3, 2024-FL9, 2025-FL10 and 2026-FL11, or collectively, the CLOs. The following table outlines the number of loans, including partial loans, and the principal balance of the collateralized pool of interests for each CLO:

	As of June 30, 2026 (Unaudited)
Collateral Assets	Total Count	Principal Balance
2021-FL2(1)	13	$338,999
2021-FL3	18	712,448
2024-FL9	21	858,499
2025-FL10	23	937,094
2026-FL11	23	1,034,653
Total	98	$3,881,693
_______________________
(1)     As of June 30, 2026 2021-FL2 held full ownership of three investments in real estate for a total carrying value of $95,317.
Deferred financing costs and discounts related to the collateralization of the CLO notes are amortized to interest expense over the remaining life of the loans. The following table outlines the net book value of the CLOs on the Company's consolidated balance sheets:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financing Arrangements (continued)

	June 30,
	2026	2025
Face value	$3,335,244	$3,156,452
Unamortized deferred financing costs	(14,721)	(16,936)
Unamortized discount	(2,644)	(3,606)
Net book value	$3,317,879	$3,135,910
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

	June 30,
	2026	2025
Face value	$2,248,570	$1,792,193
Unamortized deferred financing costs	(9,790)	(4,669)
Net book value	$2,238,780	$1,787,524
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

	June 30,
	2026	2025
Face value	$1,140,914	$850,037
Unamortized deferred financing costs	(19,462)	(9,890)
Net book value	$1,121,452	$840,147
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

	June 30,
	2026	2025
Face value	$124,700	$124,700
Unamortized deferred financing costs	—	—
Net book value	$124,700	$124,700
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
Origination and Other Fees
FS Real Estate Advisor has engaged Rialto as sub-adviser to originate or arrange loans and other investments on behalf of the Company, and FS Real Estate Advisor oversees the sub-adviser’s origination activities. In connection with these activities, origination or other fees of up to 1.0% of the loan amount for first lien, subordinated or mezzanine debt, preferred equity financing or other investments may be retained by Rialto or FS Real Estate Advisor. Such origination and other fees will be retained only to the extent they are paid by a borrower or seller, either directly to Rialto or FS Real Estate Advisor or indirectly through the Company. During the six months ended June 30, 2026 and 2025, $15,052 and $6,820, respectively, in origination and other fees were paid directly by a borrower or seller to FS Real Estate Advisor or Rialto and not to the Company.
Offering Costs
Future Standard funded the Company’s offering costs in the amount of $30,879 for the period from November 7, 2016 (Inception) to June 30, 2026. These expenses include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees.
FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on the Company's behalf, up to a cap of 0.75% of gross proceeds raised. During the six months ended June 30, 2026, the Company paid

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Related Party Transactions (continued)
$1,238 to FS Real Estate Advisor for offering costs previously funded. As of June 30, 2026, $2,693 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
The following table describes the fees and expenses accrued under the advisory agreement and sub-advisory agreement during the three and six months ended June 30, 2026 and 2025:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2026	2025	2026	2025
FS Real Estate Advisor	Advisory Agreement	Base Management Fee(1)	$9,260	$9,174	$18,616	$18,438
FS Real Estate Advisor	Advisory Agreement	Performance Fee(2)	—	—	—	—
FS Real Estate Advisor	Advisory Agreement	Administrative Services Fee(3)	7,459	7,352	14,919	14,764
Rialto	Sub-Advisory Agreement	Valuation Services Fees(4)	—	—	—	104
FS Real Estate Advisor or Rialto	Advisory Agreement	Origination and Other Fees	10,562	3,147	15,052	6,820
Total			$27,281	$19,673	$48,587	$40,126
_______________________
(1)    During the six months ended June 30, 2026, FS Real Estate Advisor received $3,964 in cash and $17,200 of performance contingent rights were issued as payment for management fees. During the six months ended June 30, 2025, FS Real Estate Advisor received $18,657 in cash as payment for base management fees. As of June 30, 2026, there were $1,416 base management fees payable to FS Real Estate Advisor.
(2)    During the six months ended June 30, 2026 and 2025, no performance fees were paid to FS Real Estate Advisor. As of June 30, 2026, there were no performance fees payable to FS Real Estate Advisor.
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
(4)     During the six months ended June 30, 2026 and 2025, $0 and $219, respectively, in valuation fees were paid by the Company to Rialto.
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
The Company accrues future stockholder servicing fees in an amount equal to its best estimate of fees payable to FS Investment Solutions at the time such shares are sold. As of June 30, 2026 and December 31, 2025, the Company accrued $86,529 and $92,921, respectively, of stockholder servicing fees payable to FS Investment Solutions. FS Investment Solutions has entered into agreements with selected dealers distributing the Company's shares in the public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fee and all or a portion of the stockholder servicing fees received by FS Investment Solutions to such selected dealers.
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
The following table reflects the amounts paid or waived by FS Real Estate Advisor and Rialto under the Expense Limitation Agreement and the expiration date for future possible reimbursements by the Company:

For the Three Months Ended	Amount of Expense Reimbursement	Recoupable Amount	Recoupment paid or payable to sponsor	Expired Amount	Recoupment eligibility expiration
June 30, 2026	$—	$—	$—	$—	June 30, 2029
March 31, 2026	—	—	—	—	March 31, 2029
December 31, 2025	—	—	—	—	December 31, 2028
September 30, 2025	—	—	—	—	September 30, 2028
June 30, 2025	1,247	847	400	—	June 30, 2028
March 31, 2025	342	—	342	—	March 31, 2028
December 31, 2024	139	—	139	—	N/A
	$1,728	$847	$881	$—
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
As of June 30, 2026, the ownership in the Company's Class F Shares by FS Real Estate Advisor and Rialto (and each of their respective affiliates and designees) was $14,529 and $125, respectively.
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

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity

Below is a summary of transactions with respect to shares of the Company's common stock during the six months ended June 30, 2026 and 2025:

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2025	583,372	843,658	695,928	67,157,395	372,610	3,864,662	49,713,386	123,231,011
Issuance of common stock	—	—	44,424	3,991,881	19,662	54,063	2,744,240	6,854,270
Reinvestment of distributions	7,706	—	10,317	1,122,622	4,679	37,516	946,017	2,128,857
Repurchases of common stock	(8,442)	—	(16,135)	(5,405,896)	(16,046)	(405,239)	(4,620,944)	(10,472,702)
Transfers in or out	—	—	(70,365)	(284,702)	(26,884)	(129,340)	529,474	18,183
Balance as of June 30, 2026	582,636	843,658	664,169	66,581,300	354,021	3,421,662	49,312,173	121,759,619

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2025	$14,099	$20,849	$17,623	$1,553,005	$9,402	$90,585	$1,187,570	$2,893,133
Issuance of common stock	—	—	995	99,423	484	1,563	62,565	165,030
Reinvestment of distributions	194	—	251	27,804	115	427	22,611	51,402
Repurchases of common stock	(212)	—	(106)	(134,850)	(27)	(9,998)	(110,455)	(255,648)
Transfers in or out	—	—	(1,921)	(6,811)	(1,030)	(3,192)	15,054	2,100
Accrued stockholder servicing fees(1)	—	—	(53)	(1,360)	(6)	596	—	(823)
Balance as of June 30, 2026	$14,081	$20,849	$16,789	$1,537,211	$8,938	$79,981	$1,177,345	$2,855,194

	Shares
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	729,680	843,658	825,192	64,784,166	442,779	4,638,955	48,222,436	120,486,866
Issuance of common stock	—	—	25,176	4,682,603	62,530	141,507	4,191,049	9,102,865
Reinvestment of distributions	11,312	—	10,346	1,121,461	5,633	48,069	958,353	2,155,174
Repurchases of common stock	(151,961)	—	(8,448)	(5,679,558)	(22,208)	(455,842)	(6,101,295)	(12,419,312)
Transfers in or out	—	—	(66,239)	(207,213)	(86,215)	(470,302)	855,388	25,419
Balance as of June 30, 2025	589,031	843,658	786,027	64,701,459	402,519	3,902,387	48,125,931	119,351,012

	Amount
	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Balance as of December 31, 2024	$17,798	$20,849	$20,848	$1,501,235	$11,165	$108,466	$1,155,063	$2,835,424
Issuance of common stock	—	—	624	117,208	1,554	3,798	97,894	221,078
Reinvestment of distributions	287	—	256	28,298	140	1,196	23,105	53,282
Repurchases of common stock	(3,843)	—	(401)	(142,004)	(921)	(11,350)	(147,064)	(305,583)
Transfers in or out	—	—	(1,447)	(5,432)	(1,774)	(11,720)	20,373	—
Accrued stockholder servicing fees(1)	—	—	(25)	(1,520)	(17)	1,048	—	(514)
Balance as of June 30, 2025	$14,242	$20,849	$19,855	$1,497,785	$10,147	$91,438	$1,149,371	$2,803,687
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
Share Repurchase Plan
The Company has adopted an amended and restated share repurchase plan, (the "Share Repurchase Plan"), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The repurchase of shares is limited to no more than 2% of the Company's aggregate NAV per month of all classes of shares then participating in the Share Repurchase Plan and no more than 5% of the Company's aggregate NAV per calendar quarter of all classes of shares then participating in the Share Repurchase Plan, which means that in any 12-month period, the Company limits repurchases to approximately 20% of the

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)
total NAV of all classes of shares then participating in the Share Repurchase Plan. The Company's board of directors may modify, suspend or terminate the Share Repurchase Plan if it deems such action to be in the Company's best interest and the best interest of its stockholders. During the six months ended June 30, 2026 and 2025, the Company repurchased 10,472,702 and 12,419,312, respectively, shares of common stock under its Share Repurchase Plan representing a total of $255,648 and $305,583, respectively. In March 2026, the Company received repurchase requests equal to 2.10%, of its aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar month. Further, the cumulative repurchase requests for the first quarter of 2026 did not exceed 5% of the Company's aggregate NAV of all classes of shares then participating in its Share Repurchase Plan as of the last calendar day of the previous calendar quarter. The Company's board of directors, including all of its independent directors, unanimously authorized repurchases in excess of its 2% monthly repurchase limitation for March 2026 such that 100% of share repurchase requests timely received in March 2026 and the first quarter of 2026 were satisfied. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2026 or 2025, respectively.
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
The following table reflects the cash distributions per share that the Company paid on its common stock during the six months ended June 30, 2026:

Record Date	Class F	Class Y	Class T	Class S	Class D	Class M	Class I
January 29, 2026	$0.1799	$0.1799	$0.1362	$0.1362	$0.1477	$0.1477	$0.1539
February 26, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
March 30, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
April 29, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
May 28, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
June 29, 2026	0.1736	0.1739	0.1300	0.1300	0.1415	0.1415	0.1479
Total	$1.0479	$1.0494	$0.7862	$0.7862	$0.8552	$0.8552	$0.8934
The following table reflects the amount of cash distributions that the Company paid on its common stock during the three and six months ended June 30, 2026, and 2025:

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Stockholders' Equity (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions:
Paid or payable in cash	$27,132	$26,949	$54,939	$54,103
Reinvested in shares	25,335	26,248	51,402	53,282
Total distributions	$52,467	$53,197	$106,341	$107,385
Source of distributions:
Cash flows from operating activities(1)	$52,467	$53,197	$106,341	107,385
Offering proceeds	—	—	—	—
Total sources of distributions	$52,467	$53,197	$106,341	$107,385
Net cash provided by (used in) operating activities	$58,763	$48,336	$96,457	$87,430
_______________________
(1)    As of June 30, 2026, the Company's inception to date cash flows from operating activities have funded 100% of its distributions.
The Company currently declares and pays regular cash distributions on a monthly basis. The Company’s board of directors previously authorized regular monthly cash distributions for July 2026 for each class of its outstanding common stock in the net distribution amounts per share set forth below:

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
Earnings per Share
The Company's net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$20,415	$27,076	$68,548	$69,712

Denominator:
Weighted average common stock outstanding - basic	122,701,902	119,976,846	123,502,653	121,239,780
Weighted average common stock outstanding - diluted(1)	126,325,835	122,396,378	127,039,129	123,492,967

Net income per share of common stock - basic	$0.17	$0.23	$0.56	$0.57
Net income per share of common stock - diluted	$0.16	$0.22	$0.54	$0.56
______________________
(1)    The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,801,347 and 2,679,068 of restricted stock units awarded as of June 30, 2026 and 2025, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income per share of common stock.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents the Company's financial assets and liabilities carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy:

	June 30, 2026 (Unaudited)				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial Assets
Mortgage-backed securities, at fair value	$193,906	$—	$193,906	$—	$201,618	$—	$201,618	$—
Mortgage loans held in securitization trusts, at fair value	1,754,665	—	—	1,754,665	2,654,570	—	—	2,654,570
Interest rate cap	143	—	143	—	950	—	950	—
Total	$1,948,714	$—	$194,049	$1,754,665	$2,857,138	$—	$202,568	$2,654,570

Financial Liabilities
Mortgage obligations issued by securitization trusts, at fair value	$1,614,280	$—	$1,614,280	$—	$2,408,636	$—	$2,408,636	$—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2026 and 2025:

	Mortgage loans held in securitization trusts, at fair value
	Six Months Ended June 30,
	2026	2025
Fair value at beginning of period	$2,654,570	$1,633,589
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Unrealized gain (loss) in earnings(1)	(23,058)	18,282
Purchases	—	62,357
Sales and repayments	(102,942)	—
Issuances	—	—
Transfer into Level 3	—	—
Transfers out of Level 3	—	—
Consolidation of securitization trusts	—	532,214
Deconsolidation of securitization trusts	(773,905)	—
Fair value at end of period	$1,754,665	$2,246,442
Amount of unrealized gains (losses) attributable to assets still held at the reporting date
Included in earnings	$(23,058)	$18,282
Included in other comprehensive income	—	—
______________________
(1)    For the six months ended June 30, 2026 and 2025, unrealized loss of $23,058 and a gain of $18,282, respectively, related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $22,548 and $17,304 related to mortgage obligations issued by securitization trusts, at fair value.
As of June 30, 2026, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2026, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield ranging from 8.86% to 12.89% (weighted average blended yield of 10.69%) and a life of 0.75 to 4.1 years (weighted average life of 2.92 years). Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments (continued)

As discussed in Note 2 herein, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2:

	June 30, 2026 (Unaudited)			December 31, 2025
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$213,373	$213,373	$213,373	$352,585	$352,585	$352,585
Loans receivable - held-for-investment(1)	$8,421,115	$8,491,260	$8,435,097	$7,764,337	$7,845,350	$7,805,554
Mortgage-backed securities held-to-maturity	$—	$—	$—	$30,051	$30,000	$29,904
Financial Liabilities
Repurchase agreements(2)	$2,238,780	$2,248,570	$2,248,570	$2,663,928	$2,671,717	$2,671,717
Credit facilities(2)	$1,121,452	$1,140,914	$1,140,914	$1,042,958	$1,063,776	$1,063,776
Collateralized loan obligations(2)(3)	$3,317,879	$3,332,600	$3,332,600	$2,510,160	$2,521,659	$2,521,659
Mortgage note payable(2)	$124,700	$124,700	$124,700	$124,700	$124,700	$124,700
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
CMBS, Fair Value Option
As discussed in Note 2, the Company elected the fair value option for certain CMBS mortgage loans in an effort to eliminate an accounting mismatch resulting from consolidation of the related mortgage loans held in securitization trusts. As of June 30, 2026, the fair value and unpaid principal balance of these CMBS mortgage loans, excluding the notional value of interest-only securities and before consolidation of the securitization mortgage loans, were $140,893 and $143,200, respectively. As a result of the consolidation of the mortgage loans, the total fair value balance of $1,754,665 represents the Company's economic interest in the asset. The vast majority of this fair value (all except $140,893 at June 30, 2026) is eliminated in consolidation of the related mortgage obligations before arriving at the GAAP balance for the fair value option investment securities.

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities
Consolidated Variable Interest Entities
The following table details the assets and liabilities of the Company's consolidated variable interest entities as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Restricted cash	$70,400	$110,054
Loans receivable, held-for-investment	3,881,049	2,888,971
Interest receivable	43,067	35,832
Other assets(1)	14,794	19,588
Mortgage loans held in securitization trusts, at fair value	1,754,665	2,654,570
Total assets	$5,763,975	$5,709,015

Liabilities
Collateralized loan obligations, net	$3,317,879	$2,510,160
Interest payable	6,383	5,446
Other liabilities	233	201
Mortgage obligations issued by securitization trusts, at fair value	1,614,280	2,408,636
Total liabilities	$4,938,775	$4,924,443
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
Non-Consolidated Variable Interest Entities
The Company invested in subordinated positions of CMBS trusts which are considered mortgage loans and obligations held in securitization trusts. The Company is not the primary beneficiary of the mortgage loans and obligations because it does not have the power to direct the activities that most significantly affect the mortgage loans and obligations' economic performance, nor does it provide guarantees or recourse to the mortgage loans and obligations other than standard representations and warranties and, therefore,

FS Credit Real Estate Income Trust, Inc.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Variable Interest Entities (continued)
does not consolidate the mortgage loans and obligations on its balance sheets. The Company has classified its investment in the CMBS as either held-to-maturity or available-for-sale debt securities that are included on the Company's consolidated balance sheets and are part of the Company's ongoing impairment review. The Company's maximum exposure to loss of the securities is limited to its book value of $219,212 as of June 30, 2026.
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
Note 12. Derivative Instrument
The Company has entered into an interest rate cap contract in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowing. The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below provides additional information regarding the Company's derivative instrument as of June 30, 2026.

Type of Derivative	Notional Amount	Strike	Effective Date	Maturity Date(2)	Fair Value(1)
Interest Rate Cap	$124,700	2.25%	July 9, 2025	July 9, 2026	$143
__________________
(1)    Included in Other assets in the Company's consolidated balance sheets.
(2)    In July 2026, the Company purchased a new interest rate cap which will mature on July 9, 2027.
The following table details the change in fair value of the Company's derivative financial instrument:

Type of Derivative	Realized/Unrealized Gain (Loss)	Location of Gain (Loss) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
			2026	2025	2026	2025
Interest Rate Cap	Unrealized Loss	Other income (loss)	$(453)	$(631)	$(807)	$(1,213)

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
Note 14. Subsequent Events
The following is a discussion of material events that have occurred subsequent to June 30, 2026 through the issuance of the consolidated financial statements.
Foreclosures
Subsequent to quarter end, the Company acquired five multifamily properties located in Aurora, Colorado, Arlington, Texas, Austin, Texas, Roswell, Georgia, and Sandy Springs, Georgia, respectively, via foreclosure. Prior to acquisition, the loans were risk rated "5" as of June 30, 2026.

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
Cautionary Note Regarding Forward-Looking Statements
The forward-looking statements contained in this quarterly report on Form 10-Q may include statements that are not historical facts, including, without limitation, statements with regard to future events or the future performance or financial condition of the Company. Words such as “anticipate,” “believe,” “expect,” “intend,” “project” and “future” or similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance or events and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results or future events to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K and subsequent filings. Factors that could cause actual results or future events to differ materially include, without limitation:
•Changes in the economy;
•geo-political risks;
•risks associated with possible disruption in the Company’s operations or the economy generally due to terrorism, natural disasters or pandemics; and
•future changes in laws or regulations and conditions in the Company’s operating area.
The Company has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to the Company on the date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
Introduction
We were incorporated under the general corporation laws of the State of Maryland on November 7, 2016 and formally commenced investment operations on September 13, 2017. We are managed by FS Real Estate Advisor pursuant to an advisory agreement between us and FS Real Estate Advisor. FS Real Estate Advisor is a subsidiary of our sponsor, Future Standard, a national sponsor of alternative investment funds designed for the individual investor. FS Real Estate Advisor has engaged Rialto to act as its sub-adviser. We are currently conducting a public offering of up to $2,500,000 of our Class T, Class S, Class D, Class M and Class I shares of common stock pursuant to a registration statement on Form S-11 filed with the SEC consisting of up to $2,250,000 in shares in our primary offering and up to $250,000 in shares pursuant to our distribution reinvestment plan. We are also conducting a private offering of our Class I common stock to certain accredited investors.
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

Macroeconomic Environment
The improvement in commercial real estate (CRE) sentiment during the first quarter of 2026 moderated in the second quarter of 2026, as geopolitical uncertainty, persistent inflation and renewed upward pressure on interest rates caused many investors to adopt a more cautious stance. CRE transaction activity and pricing remained uneven during the quarter. Higher-for-longer rates and heightened macro uncertainty delayed a broader recovery in deal volume, which may hamper deal activity during the second half of 2026.
Despite these challenges, we believe senior CRE debt remains attractive for its income potential and senior position in the capital structure. Approximately $2.1 trillion in CRE debt—more than a third of all outstanding balances—is set to mature by the end of 2028, creating the potential for significant demand for debt financing and opportunities for lenders. However, the investment environment remains subject to meaningful risks. A macroeconomic downturn could pressure CRE valuations and borrower performance. Distress remains elevated in select sectors, in part because fewer workouts were resolved during the second quarter of 2026. As market conditions evolve, disciplined underwriting and selectivity will continue to be critical to navigating both risks and opportunities.
Portfolio Overview
Loan Portfolio Overview
The following table details activity in our loans receivable portfolio for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loan fundings(1)	$1,200,534	$355,717	$1,898,612	$793,415
Loan repayments(2)	(794,904)	(288,511)	(1,252,866)	(730,375)
Total net repayments	$405,630	$67,206	$645,746	$63,040
__________________________
(1)    Includes new loan originations and additional fundings made under existing loans.
(2)     Excludes payment held by servicer and recorded as "Receivable for investments sold and repaid" as of December 31, 2025.
(3)    Inclusive of $40,676 of amortized cost for a loan modification accounted for as a new loan for GAAP purposes. Effective on March 27, 2026, a new collateral secured loan with a new borrower was entered into from a previously owned risk rated 3 senior loan with a principal balance of $40,680. As a part of the new agreement, the new borrower agreed to pay the Company an amount equal to $180. The new loan has a risk rating of 3 as of June 30, 2026.
The following table details overall statistics for our loans receivable portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Number of loans	139	140
Principal balance	$8,491,260	$7,845,350
Net book value	$8,421,115	$7,764,337
Unfunded loan commitments(1)	$379,938	$332,562
Weighted-average cash coupon(2)	+3.09%	+3.31%
Weighted-average all-in yield(2)(3)	+3.16%	+3.41%
Weighted-average maximum maturity (years)(4)	2.7	2.5
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
(3)    As of June 30, 2026 and December 31, 2025, the one-month SOFR rate was 3.65% and 3.69%, respectively.
(4)    Maximum maturity assumes all extension options are exercised by the borrowers; however loans may be repaid prior to such date.
The following table provides details of our loan receivable, held-for-investment portfolio, on a loan-by-loan basis, as of June 30, 2026:

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Multifamily
1	Senior Loan	6/9/2022	$365,110	$358,849	$360,326	+3.30%	+3.35%	6/9/2027	Various	Multifamily	74%
2	Senior Loan	7/14/2023	156,500	156,500	156,776	+3.40%	+3.43%	7/9/2028	Various	Multifamily	69%
3	Senior Loan	6/8/2022	144,160	144,160	144,980	+3.89%	+4.01%	6/9/2027	New York, NY	Multifamily	73%
4	Senior Loan	6/4/2025	135,200	135,200	135,193	+2.55%	+2.55%	6/9/2030	Chicago, IL	Multifamily	74%
5	Senior Loan	11/20/2025	118,000	118,000	117,982	+2.25%	+2.26%	12/9/2030	Las Colinas, TX	Multifamily	73%
6	Senior Loan	12/21/2021	93,900	91,847	91,841	+3.80%	+3.80%	1/9/2027	Houston, TX	Multifamily	76%
7	Senior Loan	11/18/2024	92,500	92,500	90,399	+2.50%	+3.63%	12/5/2026	Queens, NY	Multifamily	75%
8	Senior Loan	2/10/2026	89,510	86,765	87,319	+2.75%	+3.25%	2/9/2030	Mesa, AZ	Multifamily	73%
9	Senior Loan	5/13/2022	89,500	89,500	89,857	+4.25%	+4.34%	5/9/2027	New York, NY	Multifamily	58%
10	Senior Loan	4/20/2026	89,000	89,000	89,000	+2.75%	+2.83%	5/9/2031	Temecula, CA	Multifamily	75%
11	Senior Loan	4/29/2022	84,000	84,000	83,852	+3.55%	+3.55%	5/6/2027	Reseda, CA	Multifamily	69%
12	Senior Loan	5/13/2022	83,885	83,885	84,220	+4.25%	+4.34%	5/9/2027	New York, NY	Multifamily	60%
13	Senior Loan	2/10/2026	73,820	71,898	72,077	+2.75%	+3.25%	2/9/2030	Phoenix, AZ	Multifamily	73%
14	Senior Loan	12/15/2021	73,620	73,620	73,538	+3.10%	+3.10%	12/9/2026	Sunny Isles Beach, FL	Multifamily	74%
15	Senior Loan	12/24/2025	69,600	69,600	69,577	+2.75%	+2.76%	1/9/2031	Venice, FL	Multifamily	74%
16	Senior Loan	9/10/2021	68,291	68,291	68,176	+3.15%	+3.15%	10/9/2027	Richardson, TX	Multifamily	68%
17	Senior Loan	4/27/2022	67,940	65,443	65,523	+4.00%	+4.00%	5/9/2027	Indianapolis, IN	Multifamily	79%
18	Senior Loan	4/26/2022	67,424	66,424	66,280	+3.82%	+3.82%	5/9/2027	Tucson, AZ	Multifamily	68%
19	Senior Loan	2/28/2022	66,869	66,869	66,869	5.25%	5.25%	9/9/2028	Atlanta, GA	Multifamily	68%
20	Senior Loan	10/2/2025	66,428	66,428	66,410	+3.25%	+3.26%	10/9/2030	Jacksonville, FL	Multifamily	83%
21	Senior Loan	12/24/2025	66,100	66,100	66,078	+2.85%	+2.86%	1/9/2031	Venice, FL	Multifamily	74%
22	Senior Loan	4/26/2021	66,000	66,000	66,023	+3.40%	+3.40%	7/9/2026	Las Vegas, NV	Multifamily	72%
23	Senior Loan	2/14/2025	65,000	65,000	64,988	+3.00%	+3.01%	2/9/2030	Davenport, FL	Multifamily	70%
24	Senior Loan	5/14/2026	60,200	60,200	60,176	+2.50%	+2.51%	5/9/2031	Goodyear, AZ	Multifamily	61%
25	Senior Loan	8/2/2021	58,947	58,947	59,277	+2.91%	+2.91%	8/9/2027	Austin, TX	Multifamily	73%
26	Senior Loan	5/12/2022	58,165	57,148	57,145	+3.35%	+3.35%	5/9/2027	Aurora, CO	Multifamily	80%
27	Senior Loan	12/17/2025	58,100	58,100	58,081	+2.80%	+2.82%	1/9/2031	Indian Land, SC	Multifamily	76%
28	Senior Loan	7/29/2021	57,500	57,500	57,497	+3.95%	+3.95%	8/9/2026	Maitland, FL	Multifamily	72%
29	Senior Loan	4/13/2022	57,168	56,730	56,720	5.50%	6.41%	5/9/2027	Houston, TX	Multifamily	78%
30	Senior Loan	2/17/2022	55,400	53,746	53,928	+4.10%	+4.15%	3/9/2027	Indianapolis, IN	Multifamily	80%
31	Senior Loan	12/19/2024	54,500	54,500	54,489	+3.30%	+3.31%	1/14/2030	New York, NY	Multifamily	61%
32	Senior Loan	8/17/2022	54,283	54,283	54,347	+2.50%	+2.55%	9/9/2027	Austin, TX	Multifamily	62%
33	Senior Loan	12/13/2024	54,075	54,075	54,037	+3.50%	+3.54%	12/9/2028	Jacksonville, FL	Multifamily	74%
34	Senior Loan	3/7/2022	52,385	50,186	50,092	+3.50%	+3.55%	3/9/2027	Humble, TX	Multifamily	75%
35	Senior Loan	2/5/2026	52,000	52,000	51,982	+2.75%	+2.76%	2/9/2031	Mount Pleasant, SC	Multifamily	72%
36	Senior Loan	3/22/2022	50,750	50,750	50,646	+3.60%	+3.60%	4/9/2027	Humble, TX	Multifamily	72%
37	Senior Loan	12/15/2021	49,000	49,000	49,004	+3.45%	+3.50%	12/9/2026	Charleston, SC	Multifamily	77%
38	Senior Loan	6/23/2021	48,944	48,944	48,941	+2.91%	+2.91%	7/9/2026	Roswell, GA	Multifamily	75%
39	Senior Loan	12/10/2025	47,000	47,000	46,979	+2.50%	+2.60%	12/9/2030	Justin, TX	Multifamily	74%
40	Senior Loan	11/23/2021	45,445	45,445	45,444	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
41	Senior Loan	2/7/2025	44,320	41,700	41,691	+2.65%	+2.66%	2/9/2030	Jacksonville, FL	Multifamily	65%
42	Senior Loan	8/9/2021	44,000	44,000	43,993	+2.50%	+2.50%	3/9/2030	Philadelphia, PA	Multifamily	79%
43	Senior Loan	8/25/2022	44,000	44,000	44,449	+3.50%	+3.81%	9/9/2027	McKinney, TX	Multifamily	53%
44	Senior Loan	12/10/2024	43,100	37,252	37,239	+3.00%	+3.01%	12/9/2029	Jacksonville, FL	Multifamily	49%
45	Senior Loan	8/19/2021	43,000	43,000	43,023	+2.80%	+3.09%	11/9/2026	Omaha, NE	Multifamily	75%
46	Senior Loan	7/28/2021	42,801	42,801	42,788	+3.11%	+3.12%	8/9/2026	Sandy Springs, GA	Multifamily	77%
47	Senior Loan	8/9/2021	42,522	42,522	42,503	+3.16%	+3.20%	8/9/2029	Southaven, MS	Multifamily	57%
48	Senior Loan	7/21/2021	41,100	41,100	41,088	+2.91%	+2.91%	8/9/2026	Evanston, IL	Multifamily	77%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
49	Senior Loan	3/14/2022	$40,500	$40,500	$39,551	+2.00%	+2.07%	3/9/2030	Dallas, TX	Multifamily	76%
50	Senior Loan	11/10/2021	39,392	38,787	38,632	+4.10%	+4.30%	11/9/2027	Various	Multifamily	70%
51	Senior Loan	6/24/2021	38,600	38,600	38,596	+4.86%	+5.22%	1/9/2027	Austin, TX	Multifamily	76%
52	Senior Loan	3/29/2023	37,306	37,306	37,306	+2.25%	+2.25%	10/9/2027	Various	Multifamily	57%
53	Senior Loan	11/4/2021	37,300	37,300	37,219	+3.45%	+3.45%	11/1/2026	Boca Raton, FL	Multifamily	81%
54	Senior Loan	4/29/2022	37,135	36,006	36,066	+3.75%	+3.95%	5/9/2027	Euless, TX	Multifamily	80%
55	Senior Loan	4/30/2026	36,000	36,000	35,986	+2.40%	+2.42%	5/9/2031	Rogers, AR	Multifamily	60%
56	Senior Loan	7/29/2021	32,500	32,500	32,505	+3.95%	+3.95%	8/9/2026	Clearwater, FL	Multifamily	79%
57	Senior Loan	12/21/2021	32,200	32,200	32,154	+3.00%	+3.00%	1/9/2027	Hackensack, NJ	Multifamily	68%
58	Senior Loan	5/8/2025	31,500	31,500	31,483	+2.65%	+2.67%	5/9/2030	New York, NY	Multifamily	66%
59	Senior Loan	1/28/2022	31,229	31,229	31,361	+3.81%	+3.81%	9/9/2026	Dallas, TX	Multifamily	82%
60	Senior Loan	3/31/2025	30,882	30,882	28,786	+1.36%	+3.06%	6/1/2029	New York, NY	Multifamily	67%
61	Senior Loan	11/23/2021	30,506	30,506	30,505	+3.05%	+3.13%	12/9/2026	Dallas, TX	Multifamily	69%
62	Senior Loan	6/20/2025	28,534	25,550	25,536	+2.75%	+2.78%	7/9/2030	Las Vegas, NV	Multifamily	65%
63	Senior Loan	12/15/2021	27,991	27,592	27,590	+3.30%	+3.40%	12/15/2026	Arlington, TX	Multifamily	79%
64	Senior Loan	1/28/2022	24,489	24,489	24,591	+3.81%	+3.81%	9/9/2026	Mesquite, TX	Multifamily	78%
65	Senior Loan	1/28/2022	22,149	22,149	22,231	+3.81%	+3.81%	9/9/2026	Dallas, TX	Multifamily	85%
66	Senior Loan	8/26/2021	20,955	20,755	20,847	+3.21%	+3.26%	9/9/2026	Seattle, WA	Multifamily	69%
67	Senior Loan	7/20/2021	20,136	19,785	19,831	+3.50%	+3.60%	8/9/2026	Las Vegas, NV	Multifamily	72%
68	Senior Loan	11/18/2024	18,750	18,750	18,571	+3.00%	+3.46%	10/5/2027	Atlanta, GA	Multifamily	63%
69	Mezz Loan	6/8/2022	15,840	15,840	15,930	+7.50%	+7.62%	6/9/2027	New York, NY	Multifamily	81%
70	Mezz Loan	2/14/2020	15,000	15,000	14,827	+5.90%	+5.90%	12/5/2026	Queens, NY	Multifamily	75%
71	Senior Loan	11/18/2024	13,444	13,444	13,296	+3.25%	+3.73%	11/9/2026	Kent, WA	Multifamily	87%
72	Senior Loan	3/25/2021	12,500	12,500	12,501	+3.36%	+3.41%	8/9/2026	Lithonia, GA	Multifamily	67%
73	Senior Loan	3/19/2021	12,200	12,200	12,267	+5.10%	+5.23%	4/9/2027	Brooklyn, NY	Multifamily	85%
74	Senior Loan	11/18/2024	11,044	11,044	11,123	+3.00%	+3.36%	6/1/2027	Hollywood, FL	Multifamily	61%
75	Mezz Loan	2/10/2026	8,578	8,332	8,332	+7.61%	+8.11%	2/9/2030	Mesa, AZ	Multifamily	83%
76	Mezz Loan	2/10/2026	7,078	6,905	6,905	+7.61%	+8.11%	2/9/2030	Phoenix, AZ	Multifamily	83%
77	Mezz Loan	5/12/2022	5,785	5,785	5,785	+10.50%	+10.50%	5/9/2027	Aurora, CO	Multifamily	86%
Subtotal Multifamily			$4,270,585	$4,234,244	$4,233,156

Office
78	Senior Loan	4/22/2026	$243,500	$235,000	$234,975	+2.70%	+2.70%	5/9/2031	New York, NY	Office	63%
79	Senior Loan	1/30/2026	181,050	149,600	149,577	+3.00%	+3.01%	2/9/2031	San Francisco, CA	Office	57%
80	Senior Loan	12/17/2025	150,000	150,000	149,978	+2.70%	+2.70%	1/9/2031	New York, NY	Office	57%
81	Senior Loan	3/31/2022	125,470	112,009	111,759	+3.65%	+3.65%	4/9/2028	Addison, TX	Office	67%
82	Senior Loan	12/31/2025	98,470	77,740	77,718	+2.75%	+2.76%	1/9/2031	Coral Gables, FL	Office	64%
83	Senior Loan	6/18/2026	94,500	79,200	79,200	+3.25%	+3.25%	7/9/2031	New York, NY	Office	55%
84	Senior Loan	11/13/2025	83,000	65,838	65,817	+3.60%	+3.69%	11/9/2030	Miami, FL	Office	46%
85	Senior Loan	12/22/2021	81,500	79,744	80,301	+4.75%	+4.86%	1/9/2027	Dallas, TX	Office	62%
86	Senior Loan	10/30/2025	67,860	58,500	58,479	+2.80%	+2.81%	11/9/2030	Coral Gables, FL	Office	63%
87	Senior Loan	2/27/2026	56,000	29,772	29,745	+2.95%	+2.98%	3/9/2031	San Francisco, CA	Office	32%
88	Senior Loan	3/12/2021	52,250	35,010	34,994	+5.86%	+5.86%	7/31/2026	San Francisco, CA	Office	65%
89	Senior Loan	11/1/2021	47,913	47,913	47,864	+3.81%	+3.81%	11/9/2026	Fort Lauderdale, FL	Office	67%
90	Senior Loan	1/28/2022	41,950	35,867	35,906	+5.00%	+5.05%	2/9/2027	Milwaukee, WI	Office	59%
91	Senior Loan	2/18/2022	40,240	26,899	26,855	+3.90%	+3.90%	3/9/2028	Atlanta, GA	Office	60%
92	Senior Loan	11/30/2021	34,910	34,910	35,032	+5.00%	+5.45%	12/9/2026	Memphis, TN	Office	70%
93	Senior Loan	5/4/2021	30,000	26,578	26,734	7.50%	7.61%	3/9/2028	Richardson, TX	Office	65%
94	Senior Loan	12/18/2020	28,440	25,289	25,246	+4.61%	+4.62%	9/9/2027	Rockville, MD	Office	69%
95	Senior Loan	5/28/2021	26,500	26,500	26,504	+5.11%	+5.12%	9/9/2026	Austin, TX	Office	57%
96	Senior Loan	6/27/2024	3,840	3,840	3,603	+1.90%	+3.16%	8/1/2029	Bronx, NY	Office	41%
Subtotal Office			$1,487,393	$1,300,209	$1,300,287

Industrial
97	Senior Loan	6/30/2026	$530,000	$515,000	$515,000	+2.70%	+2.70%	7/8/2031	Various	Industrial	70%
98	Senior Loan	5/19/2026	118,500	112,843	112,843	+2.35%	+2.35%	6/9/2031	Philadelphia, PA	Industrial	74%
99	Senior Loan	4/2/2025	80,270	62,299	62,366	+2.40%	+2.49%	4/9/2030	Bayonne, NJ	Industrial	44%

	Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
100	Senior Loan	8/15/2024	$79,790	$75,397	$75,386	+2.75%	+2.75%	9/9/2029	Various	Industrial	67%
101	Senior Loan	2/13/2026	66,400	57,781	57,781	+2.65%	+2.65%	2/9/2031	West Windsor, NJ	Industrial	72%
102	Senior Loan	12/19/2025	64,700	59,700	59,678	+2.50%	+2.51%	1/9/2031	Sparks, NV	Industrial	52%
103	Senior Loan	12/11/2025	62,800	58,000	57,983	+2.40%	+2.41%	12/9/2030	Detroit, MI	Industrial	67%
104	Senior Loan	2/25/2025	48,500	42,438	42,470	+3.50%	+3.60%	3/9/2030	Sandy Springs, GA	Industrial	65%
105	Senior Loan	9/29/2025	45,000	41,066	41,050	+2.70%	+2.72%	10/9/2030	Valley Cottage, NY	Industrial	62%
106	Senior Loan	10/8/2025	43,571	42,720	42,720	+2.70%	+2.70%	10/9/2030	Gilbert, AZ	Industrial	60%
107	Senior Loan	4/27/2021	37,250	34,507	34,485	+3.51%	+3.86%	5/9/2027	Jamaica, NY	Industrial	61%
108	Senior Loan	12/23/2025	35,800	34,200	34,180	+2.75%	+2.76%	1/9/2031	Atlanta, GA	Industrial	54%
109	Senior Loan	4/27/2022	30,800	29,433	29,297	+4.30%	+4.30%	5/9/2027	Morrow, GA	Industrial	62%
110	Senior Loan	6/10/2025	27,200	24,868	24,863	+2.75%	+2.76%	6/9/2030	Delanco, NJ	Industrial	72%
111	Senior Loan	1/17/2025	22,540	22,540	22,526	+2.50%	+2.52%	2/9/2030	Glen Allen, VA	Industrial	70%
112	Mezz Loan	2/21/2020	18,102	18,102	18,102	10.00%	10.00%	3/1/2030	Various	Industrial	70%
113	Senior Loan	2/26/2021	17,706	17,706	17,673	+3.61%	+3.96%	3/9/2027	Elizabeth, NJ	Industrial	57%
Subtotal Industrial			$1,328,929	$1,248,600	$1,248,403

Hospitality
114	Senior Loan	4/28/2022	$200,000	$200,000	$200,480	+2.40%	+2.45%	5/9/2027	New York, NY	Hospitality	70%
115	Senior Loan	11/26/2024	102,500	102,500	102,566	+3.25%	+3.35%	12/9/2029	Cambridge, MA	Hospitality	70%
116	Senior Loan	2/5/2025	90,000	90,000	90,000	+3.60%	+3.70%	2/9/2030	New York, NY	Hospitality	43%
117	Senior Loan	9/8/2022	87,000	87,000	87,013	+4.25%	+4.32%	9/9/2027	Washington, DC	Hospitality	52%
118	Senior Loan	11/3/2022	73,000	63,000	63,173	+3.75%	+3.80%	11/9/2029	Adairsville, GA	Hospitality	45%
119	Senior Loan	12/19/2025	49,000	49,000	48,978	+3.10%	+3.11%	1/9/2031	Miami, FL	Hospitality	48%
120	Senior Loan	1/7/2022	37,000	37,000	37,206	+3.75%	+3.91%	3/9/2027	Miami, FL	Hospitality	49%
121	Senior Loan	6/28/2019	25,400	25,400	25,585	+4.50%	+4.61%	7/9/2026	Davis, CA	Hospitality	72%
122	Senior Loan	7/18/2018	22,500	22,500	22,563	+5.36%	+5.36%	7/31/2026	Gaithersburg, MD	Hospitality	80%
123	Senior Loan	6/27/2024	14,757	14,757	14,660	+2.25%	+2.50%	2/6/2027	Mesa, AZ	Hospitality	66%
124	Senior Loan	6/27/2024	11,145	11,145	10,969	+3.75%	+3.99%	2/18/2027	Macon, GA	Hospitality	62%
Subtotal Hospitality			$712,302	$702,302	$703,193

Mixed Use
125	Senior Loan	12/18/2025	$235,000	$210,000	$209,978	+2.85%	+2.85%	1/9/2031	New York, NY	Mixed Use	32%
126	Senior Loan	3/13/2026	118,888	117,533	117,533	+3.46%	+3.46%	8/9/2026	Philadelphia, PA	Mixed Use	69%
127	Senior Loan	12/9/2025	113,000	108,400	108,379	+2.55%	+2.56%	12/9/2030	Northridge, CA	Mixed Use	57%
128	Senior Loan	12/4/2023	110,000	110,000	110,224	+2.90%	+3.33%	12/9/2028	Washington, DC	Mixed Use	59%
129	Senior Loan	11/13/2025	69,650	55,182	55,159	+2.70%	+2.71%	11/9/2030	Burlington, MA	Mixed Use	65%
130	Mezz Loan	10/20/2022	30,842	30,756	30,764	+6.50%	+6.50%	8/9/2026	Philadelphia, PA	Mixed Use	68%
131	Senior Loan	2/19/2020	12,000	12,000	11,974	+4.00%	+4.00%	3/9/2027	West Hollywood, CA	Mixed Use	71%
Subtotal Mixed Use			$689,380	$643,871	$644,011

Retail
132	Senior Loan	5/2/2025	$81,000	$78,212	$78,212	+3.00%	+3.00%	5/9/2030	Westminster, CO	Retail	59%
133	Senior Loan	3/23/2026	74,478	68,536	68,512	+2.40%	+2.41%	4/9/2031	Charlottesville, VA	Retail	69%
134	Senior Loan	12/19/2024	70,045	58,200	58,186	+3.60%	+3.61%	1/9/2030	Chula Vista, CA	Retail	68%
135	Senior Loan	11/20/2025	58,600	58,600	58,579	+3.25%	+3.26%	12/9/2030	Yonkers, NY	Retail	63%
136	Senior Loan	6/27/2024	3,548	3,548	3,532	+3.00%	+3.09%	1/2/2027	Brooklyn, NY	Retail	49%
137	Senior Loan	6/27/2024	2,906	2,906	2,885	+3.25%	+3.32%	8/1/2027	New York, NY	Retail	13%
138	Senior Loan	6/27/2024	1,032	1,032	1,023	+3.25%	+3.54%	7/28/2027	New York, NY	Retail	13%
Subtotal Retail			$291,609	$271,034	$270,929

Various
139	Senior Loan	11/7/2025	$91,000	$91,000	$91,000	+2.55%	+2.55%	11/9/2030	Santa Barbara, CA	Various	61%

Total/Weighted Average			$8,871,198	$8,491,260	$8,490,979	3.09%	3.16%				66%
CECL Reserve					(69,864)

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(1)
Loans receivable, net				$8,421,115
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

Results of Operations
The following table sets forth information regarding our unaudited consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$147,220	$162,427	$296,514	$324,953
Less: Interest expense	(93,318)	(97,639)	(184,902)	(202,453)
Interest income on mortgage loans held in securitization trusts	35,028	34,954	71,363	64,073
Less: Interest expense on mortgage obligations issued by securitization trusts	(30,492)	(30,684)	(62,118)	(56,503)
Net interest income	58,438	69,058	120,857	130,070
Other expenses
Management fee	9,260	9,174	18,616	18,438
Performance fee	—	—	—	—
General and administrative expenses	10,774	12,393	22,056	24,183
Real estate operating expenses	10,994	8,336	22,594	15,973
Depreciation and amortization	4,942	4,364	16,587	10,842
Interest expense on real estate	1,871	2,040	3,642	4,057
Less: Expense limitation	—	(1,247)	—	(1,589)
Add: Expense recoupment to sponsor	467	—	543	—
Net other expenses	38,308	35,060	84,038	71,904
Other income (loss)
Credit loss expense, net	(12,339)	(16,853)	7,680	(6,152)
Real estate operating income	14,796	12,900	28,648	22,428
Net change in unrealized gain (loss) on interest rate cap	(453)	(631)	(807)	(1,213)
Net change in unrealized gain (loss) on mortgage-backed securities, fair value option	(128)	(954)	174	(796)
Net unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(467)	1,223	(3,037)	370
Net unrealized gain (loss) on real estate, held-for-sale	(850)	(2,342)	(362)	(2,342)
Total other income (loss)	559	(6,657)	32,296	12,295
Net income before income taxes	20,689	27,341	69,115	70,461
Income tax expense	(270)	(261)	(559)	(741)
Net income	20,419	27,080	68,556	69,720
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to FS Credit Real Estate Income Trust, Inc.	$20,415	$27,076	$68,548	$69,712
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The decrease in interest income and interest expense was primarily attributable to lower average index rates for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in interest income on mortgage loans held in securitization trusts, and interest expense on mortgage obligations issued by securitization trusts was attributable to the consolidation of securitization vehicles.
Other Expenses
Other expenses include management and performance fees payable to FS Real Estate Advisor and general and administrative expenses. General and administrative expenses include administrative services expenses and fees, auditing and professional fees, independent director fees, transfer agent fees, loan servicing expenses and other costs associated with operating our business. The increase in other expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 can primarily be attributed to the increase in real estate operating expenses and depreciation and amortization as a result of the acquisition of real estate properties through foreclosure during the back half of 2025.
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
As of June 30, 2026 and 2025, the Company had $0 and $1,247, respectively, of reimbursements due from FS Real Estate Advisor and Rialto.
During the six months ended June 30, 2026, $406 expense recoupments were paid to FS Real Estate Advisor and Rialto. As of June 30, 2026, there were $ of expense recoupments payable to FS Real Estate Advisor and Rialto.
Credit Loss Expense, Net
During the six months ended June 30, 2026, our expected credit loss reserve decreased by $7,680. The decrease was primarily driven by the macroeconomic assumptions utilized in determining our general current expected credit loss ("CECL") reserve. Credit loss expenses relate to changes in the Company’s general and specific CECL reserves for the Company’s Loans receivable, held-for-investment and Mortgage-backed securities, held-to-maturity portfolios, and the credit loss allowance associated with the Company’s Mortgage-backed securities available-for-sale.
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
Our FFO and MFFO are calculated for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (GAAP)	$20,419	$27,080	$68,556	$69,720
Adjustments to arrive at funds from operations:
Real estate depreciation and amortization	4,942	4,364	16,587	10,842
Funds from operations	$25,361	$31,444	$85,143	$80,562
Adjustments to arrive at modified funds from operations:
Accretion of discount on mortgage-backed securities held-to-maturity	—	(1,358)	110	(2,145)
Straight-line rental income	(63)	(40)	(127)	(81)
Net change in unrealized (gain) loss on interest rate cap	453	631	807	1,213
Credit loss expense, net	12,339	16,853	(7,680)	6,152
Net change in unrealized (gain) loss on mortgage-backed securities fair value option	128	954	(174)	796
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	467	(1,223)	3,037	(370)
Unrealized (gain) loss on real estate, held-for-sale	850	2,342	362	2,342
Modified funds from operations	$39,535	$49,603	$81,478	$88,469
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2026:

Components of NAV	June 30, 2026
Cash and cash equivalents	$174,100
Restricted cash	39,273
Loans receivable	8,490,979
Mortgage-backed securities, at fair value	193,906
Interest receivable	100,331
Investments in real estate, held-for-investment	565,219
Investments in real estate, held-for-sale	116,851
Receivable for investment sold and repaid	44,794
Other assets	9,436
Mortgage loans held in securitization trusts, at fair value	1,754,665
Repurchase agreements payable, net	(2,238,780)
Credit facility payable, net	(1,121,452)
Collateralized loan obligations, net	(3,317,879)
Mortgage note payable, net	(124,700)
Accrued servicing fees(1)	(2,127)
Other liabilities	(102,071)
Mortgage obligations issued by securitization trusts, at fair value	(1,614,280)
Net asset value	$2,968,265
_______________________
(1)    See Reconciliation of Stockholders' Equity to NAV below for an explanation of the differences between the stockholder servicing fees accrued for purposes of NAV and the amount accrued under GAAP.
The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2026:

NAV per Share	Class F	Class Y	Class T	Class S	Class D	Class M	Class I	Total
Net asset value	$14,647	$20,103	$16,273	$1,648,640	$8,693	$84,260	$1,175,649	$2,968,265
Number of outstanding shares	582,636	843,658	664,169	66,581,300	354,021	3,421,662	49,312,173	121,759,619
NAV per share as of June 30, 2026	$25.1388	$23.8282	$24.5010	$24.7613	$24.5548	$24.6254	$23.8409
The following table details the weighted average discount rate and exit capitalization rate by property type, which are the key assumptions used in the discounted cash flow valuations as of June 30, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Office	7.48%	6.40%
Multifamily	7.28%	5.55%
Discount rate and exit capitalization rate are the key assumptions used in the discounted cash flow valuation of our investments in real estate. A change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Office Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.0%	2.0%
(weighted average)	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	2.6%	3.0%
(weighted average)	0.25% increase	(2.4)%	(2.7)%
The following table sets forth a reconciliation of our stockholders' equity to our NAV as of June 30, 2026:

Reconciliation of Stockholders' Equity to NAV	June 30, 2026
Total stockholders' equity under GAAP	$2,769,449
Preferred stock	(125)
Total stockholders' equity, net of preferred stock, under GAAP	2,769,324
Adjustments:
Accrued stockholder servicing fees(1)	84,402
General CECL reserve(2)	70,595
Net unrealized real estate depreciation(3)	(12,529)
Accumulated depreciation and amortization(4)	63,324
Other adjustments(5)	(6,851)
Net asset value	$2,968,265
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
Liquidity and Capital Resources
As of June 30, 2026, we had $213,373 in cash and cash equivalents, which we and our wholly owned subsidiaries held in custodial accounts. In addition, as of June 30, 2026, we had $3,436,525 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2026, we had unfunded loan commitments of $379,938. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.
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

	June 30, 2026	December 31, 2025
Debt-to-equity ratio(1)	2.5x	2.3x
Leverage-to-net assets ratio(2)	2.3x	2.1x
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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to FS Real Estate Advisor and FS Investment Solutions, the dealer manager for our public offering. During the offering stage of our public offering, these payments will include payments to FS Real Estate Advisor and its affiliates for reimbursement of certain organization and offering expenses. We will reimburse FS Real Estate Advisor for the organization and offering costs it or Rialto incurs on our behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fees, accountable due diligence expenses, stockholder servicing fees and the other organization and offering expenses borne by us to exceed 15.0% of the gross offering proceeds from the primary offering as the amount of proceeds increases. FS Real Estate Advisor may be reimbursed for any organization and offering expenses that it or Rialto has incurred on our behalf, up to a cap of 0.75% of gross proceeds raised. Future Standard funded our offering costs in the amount of $31,122 for the period from November 7, 2016 (Inception) to June 30, 2026. Through June 30, 2026, we reimbursed $28,186 to FS Real Estate Advisor for offering expenses previously funded. As of June 30, 2026, $2,693 of offering expenses previously funded remained subject to reimbursement to FS Real Estate Advisor and Rialto.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities	$96,457	$87,430
Cash flows used in investing activities	(525,507)	(13,986)
Cash flows from financing activities	289,838	(23,230)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(139,212)	$50,214
Cash flows from operating activities decreased $9,027 during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to the change in non-cash other income items in addition to the change in other assets and accrued expenses during the period.
Cash flows used in investing activities decreased $511,521 during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to the increase in origination and fundings of loans receivables of $1,064,521, offset by a net increase in principal collections from loans receivable, held-for-investment $376,745.
Cash flows from financing activities increased $313,068 during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to a net increase in proceeds from borrowing activity of $322,385.
We utilize our credit and repurchase facilities primarily to finance our loan originations on a short-term basis prior to loan securitizations, including through CLOs. The timing, size, and frequency of our securitizations impact the balances of these borrowings, and produce some fluctuations. The following table provides additional information regarding the balances of our borrowings:

Quarter Ended	Quarterly Average Unpaid Principal Balance	End of Period Unpaid Principal Balance	Maximum Unpaid Principal Balance at Any Month-End
June 30, 2026	$3,076,190	$3,414,558	$3,414,558
March 31, 2026	$3,354,385	$3,074,256	$3,716,782
December 31, 2025	$2,894,173	$3,735,493	$3,735,493
September 30, 2025	$2,595,015	$2,465,384	$2,621,542
June 30, 2025	$2,655,737	$2,642,231	$2,685,156
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 95% of the outstanding principal of our debt investments were floating-rate investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed our performance fee hurdle rate and may result in a substantial increase in our net investment income and the amount of performance fees payable to FS Real Estate Advisor.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense, and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2026:

Basis Point Changes in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points(1)	$(34,840)	$(30,133)	$(4,707)	(2.2)%
Down 25 basis points(1)	$(18,096)	$(15,067)	$(3,029)	(1.4)%
No change	—	—	—	—
Up 25 basis points	$19,673	$15,067	$4,606	2.2%
Up 50 basis points	$39,849	$30,133	$9,716	4.6%
__________________________
(1)    Decrease in rates assumes SOFR does not decrease below 0%.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2026	1,890,944	$24.31	1,890,944	—
May 1 - May 31, 2026	1,314,603	$24.40	1,314,603	—
June 1 - June 30, 2026	1,223,264	$24.35	1,223,264	—
Total	4,428,811		4,428,811	—
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2026.

FS CREDIT REAL ESTATE INCOME TRUST, INC.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ BRIAN GOLD
Brian Gold Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)